Form 10-Q
period 1995-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1995-10-13
CIK 785815

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

                For the quarterly period ended AUGUST 31, 1995

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________

                        Commission file number 0-14749


                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
      (Exact name of small business issuer as specified in its charter)

Colorado                                                    84-0910696
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

265 Turner Drive, Durango, CO                                    81301
------------------------------------------------------------------------------
(Address of principal executive offices)                       Zip Code)

                                (303) 259-0554
             (Registrants telephone number, including area code)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No     .
                                        ----     ----
At October 9, 1995 there were 2,957,499 shares of common stock outstanding.

              This document contains 21 pages including exhibits.
                    The exhibit index is located on page 19.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                FORM 10-Q FOR THE QUARTER ENDED August 31, 1995

                              TABLE OF CONTENTS
                                                                Page
                                                                ----

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements................................3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations......11

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K...................17

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INDEX TO FINANCIAL STATEMENTS

                                                             Page No.
                                                             --------

Financial Statements

Balance Sheets - August 31, 1995(unaudited)
  and February 28, 1995..........................................4

Statements of Income - Six-month
  periods ended August 31, 1995 (unaudited)
  and August 31, 1994 (unaudited)................................6

Statements of Income - Three-month
  periods ended August 31, 1995 (unaudited)
  and August 31, 1994 (unaudited)................................7

Statements of Cash Flows
  Six-month periods ended
  August 31, 1995 (unaudited)
  and August 31, 1994 (unaudited)................................8

Statements of Cash Flows
  Three-month periods ended
  August 31, 1995 (unaudited)
  and August 31, 1994 (unaudited)................................9

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                              BALANCE SHEETS

                                                 August 31,
                                                    1995        February 28,
                                                (unaudited)         1995
        ASSETS                                  -----------     ------------
  CURRENT ASSETS
     Cash and cash equivalents                  $    88,681    $   382,905
     Accounts and notes receivable -
      trade, less allowance for doubtful
      accounts of $72,279 at August 31 and
      $48,366 at February 28                      1,248,036      1,179,019
     Inventories                                  2,015,235      1,687,016
     Deferred tax asset                              68,586         68,586
     Other                                          420,860        110,105
                                                 ----------     ----------
          Total current assets                    3,841,398      3,427,631

  PROPERTY AND EQUIPMENT - AT COST
     Land                                           122,558        122,558
     Building                                     3,537,488      2,453,069
     Leasehold improvements                       1,030,952        803,160
     Machinery and equipment                      3,588,511      2,917,148
     Furniture and fixtures                       1,476,847      1,086,282
     Transportation equipment                       226,569        197,346
                                                 ----------     ----------
                                                  9,982,925      7,579,563
     Less accumulated depreciation
       and amortization                           2,014,587      1,690,118
                                                 ----------     ----------
                                                  7,968,338      5,889,445
  OTHER ASSETS
     Notes and accounts receivable due
       after one year                               121,227        136,132
     Goodwill, net of accumulated
       amortization of $241,938 at
       August 31 and $230,136 at February 28        348,062        359,864
      Other                                         375,948        368,098
                                                -----------    -----------
                                                    845,237        864,094
                                                -----------    -----------
                                                $12,654,973    $10,181,170
                                                ===========    ===========


     The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                               August 31,
                                                   1995        February 28,
                                               (Unaudited)         1995
     LIABILITIES and EQUITY                    -----------     ------------

  CURRENT LIABILITIES
     Current maturities of long-term debt         324,395        182,852
     Accounts payable - trade                   1,291,549        839,117
     Accrued compensation                         355,069        222,713
     Accrued liabilities                          305,604        283,330
     Income taxes payable                         101,616        272,593
                                               ----------      ----------
         Total current liabilities              2,378,233      1,800,605

  LONG-TERM DEBT, less current maturities       3,547,814      2,313,895

  DEFERRED INCOME TAXES                           159,863        159,863

  COMMITMENTS AND CONTINGENCIES                      --             --

  STOCKHOLDERS' EQUITY
     $1.00 cumulative convertible preferred
       stock authorized 250,000 shares, $.10
       par value; issued and outstanding,
       -0- shares at August 31 and 14,610
       at February 28                                --            1,462
     Common stock - authorized 7,250,000
     shares, $.03 par value; issued
        2,661,802 shares at August 31 and
        2,634,289 at February 28                   79,855         79,029
     Additional paid-in capital                 4,715,763      4,700,527
     Retained earnings                          1,778,178      1,130,522
                                               ----------      ----------
                                                6,573,796      5,911,540

     Less common stock held in treasury,
      at cost - 4,303 shares at August 31,
      and at February 28                            4,733          4,733
                                              -----------    -----------
                                                6,569,063      5,906,807
                                              -----------    -----------
                                              $12,654,973    $10,181,170
                                              ===========    ===========

       The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                              STATEMENTS OF INCOME
                                  (unaudited)

                                                   Six-month periods ended
                                                   -----------------------
                                                         August 31,
                                                     1995         1994
                                                     ----         ----
  REVENUES
     Sales of chocolate                           $6,803,640   $4,460,320
     Franchise and royalty fees                    1,325,954    1,121,813
                                                  ----------    ---------
                                                   8,129,594    5,582,133
                                                  ----------    ---------
  COSTS AND EXPENSES
     Cost of chocolate sales                       3,488,943    2,154,673
     Franchise costs                                 914,614      690,719
     General and administrative                      700,442      591,289
     Retail operating expenses                     1,841,878    1,199,683
                                                  ----------    ---------
                                                   6,945,877    4,636,364
                                                  ----------    ---------

          Operating income                         1,183,717      945,769

  OTHER INCOME (EXPENSE)
     Interest expense                               (157,202)    (49,612)
     Interest income                                   9,734        9,532
                                                  ----------    ---------
                                                    (147,468)     (40,080)

  INCOME BEFORE INCOME TAX EXPENSE                 1,036,249      905,689

  INCOME TAX EXPENSE
     Provision for income taxes                      388,594      360,913
                                                  ----------    ---------
                                                     388,594      360,913

  NET INCOME                                         647,655      544,776
     Dividend requirements on
       preferred stock                                  --          7,305
                                                  ----------    ---------

  INCOME ALLOCABLE TO
     COMMON STOCKHOLDERS                          $  647,655   $  537,471
                                                  ==========   ==========

  PRIMARY INCOME
     PER COMMON AND EQUIVALENT SHARE              $      .24   $      .22
                                                  ==========   ==========
     Weighted average and equivalent shares        2,742,254    2,500,663
                                                  ==========   ==========

  FULLY DILUTED INCOME
     PER COMMON AND EQUIVALENT SHARE              $      .24   $      .20
                                                  ==========   ==========
     Weighted average and equivalent shares        2,747,204    2,714,691
                                                  ==========   ==========

The accompanying notes are an integral part of these statements.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                           STATEMENTS OF INCOME
                               (unaudited)

                                                  Three-month periods ended
                                                  -------------------------
                                                         August 31,
                                                     1995           1994
                                                     ----           ----
  REVENUES
     Sales of chocolate                           $3,779,843     $2,659,979
     Franchise and royalty fees                      629,972        536,954
                                                  ----------     ----------
                                                   4,409,815      3,196,933
                                                  ----------     ----------
  COSTS AND EXPENSES
     Cost of chocolate sales                       1,877,413      1,207,766
     Franchise costs                                 465,081        372,741
     General and administrative                      352,982        297,364
     Retail operating expenses                     1,013,712        677,326
                                                  ----------     ----------
                                                   3,709,188      2,555,197
                                                  ----------     ----------

          Operating income                           700,627        641,736

  OTHER INCOME (EXPENSE)
     Interest expense                                (95,364)      (28,466)
     Interest income                                   2,712          4,767
                                                  ----------     ----------
                                                     (92,652)       (23,699)

  INCOME BEFORE INCOME TAX EXPENSE                   607,975        618,037

  INCOME TAX EXPENSE
     Provision for income taxes                      227,991        241,034
                                                  ----------     ----------
                                                     227,991        241,034

  NET INCOME                                         379,984        377,003
     Dividend requirements on
       preferred stock                                  --            3,653
                                                  ----------     ----------

  INCOME ALLOCABLE TO
     COMMON STOCKHOLDERS                          $  379,984     $  373,350
                                                  ==========     ==========
  PRIMARY INCOME
     PER COMMON AND EQUIVALENT SHARE              $      .14     $      .14
                                                  ==========     ==========
     Weighted average and equivalent shares        2,759,770      2,716,412
                                                  ==========     ==========

  FULLY DILUTED INCOME
     PER COMMON AND EQUIVALENT SHARE              $      .14     $      .14
                                                  ==========     ==========
     Weighted average and equivalent shares        2,760,694      2,716,412
                                                  ==========     ==========

        The accompanying notes are an integral part of these statements.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                          STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                Six-month periods ended
                                                -----------------------
                                                      August 31,
                                                 1995              1994
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  647,655        $  544,776
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization                 336,270           214,266
   (Increase) in notes and
     accounts receivable                         (54,112)         (363,629)
   (Increase) in inventories                    (328,219)         (438,878)
   (Increase) in deferred tax asset                 -                 (835)
   (Increase) in other assets                   (310,755)          (70,774)
    Increase in accounts payable                 452,434           328,916
   (Decrease) in income tax payable             (181,714)          (79,389)
    Increase in deferred income taxes               -                8,768
    Increase in accrued liabilities              165,367           121,439
                                              ----------        ----------
     Net adjustments                              79,271          (280,116)
     Net cash provided by
         operating activities                    726,926           264,660
                                              ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to other long-term assets            (7,850)          (33,951)
   Purchase of property and equipment         (2,403,362)       (2,328,246)
                                              ----------        ----------
     Net cash (used in)investing activities   (2,411,212)       (2,362,197)
                                              ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                             -              (95,265)
   Proceeds from exercise of
     stock options                                40,625            52,876
   Proceeds from issuance of
     treasury stock                                 -                1,500
   Principal payments on line of credit          250,000              -
   Principal payments on long-term debt         (124,538)         (164,731)
   Proceeds from line of credit                 (250,000)          345,825
   Proceeds from issuance of long-term debt    1,500,000         1,346,134
   Purchase and retirement of preferred stock    (26,025)             -
                                              ----------        ----------
     Net cash provided by
       financing activities                    1,390,062         1,486,339
                                              ----------        ----------
NET (DECREASE) IN CASH:                       $ (294,224)       $ (611,198)
   Cash and cash equivalents
     at beginning of period                   $  382,905        $  996,746
                                              ----------        ----------
   Cash and cash equivalents
     at end of period                         $   88,681        $  385,548
                                              ==========        ==========
CASH PAID DURING THE PERIOD FOR:
   Interest                                   $  142,973        $   54,340
                                              ==========        ==========
   Income taxes                               $  570,308        $  432,712
                                              ==========        ==========

     The accompanying notes are an integral part of these statements.

                         ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                Three-month periods ended
                                              ------------------------------
                                                        August 31,
                                                 1995              1994
                                              ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  379,984       $   377,003
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization                 176,882           114,895
   (Increase) in notes and
     accounts receivable                        (134,151)         (276,741)
   (Increase) in inventories                    (396,882)         (392,312)
   (Increase) in other assets                   (266,933)          (13,109)
    Increase in accounts payable                 439,682           346,678
   (Decrease) increase in income tax payable     (75,332)           64,204
    Increase in accrued liabilities               48,248           112,538
                                              ----------       -----------
      Net adjustments                           (208,486)          (43,847)
      Net cash provided by operating
        activities                               171,498           333,156
                                              ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to other long-term assets             9,891           (80,384)
   Purchase of property and equipment           (943,656)       (1,643,021)
                                              ----------       -----------
     Net cash (used in)investing activities     (933,765)       (1,723,405)
                                              ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                             -               (7,305)
   Proceeds from exercise of
     stock options                                40,625            42,139
   Proceeds from issuance of
     treasury stock                                 -                1,363
   Principal payments on line of credit         (100,000)             -
   Principal payments on long-term debt          (71,697)         (171,724)
   Proceeds from line of credit                  100,000           195,825
   Proceeds from issuance of long-term debt      745,367         1,346,134
                                              ----------       -----------
     Net cash provided by
       financing activities                      714,295         1,406,432
                                              ----------       -----------
NET (DECREASE) INCREASE IN CASH:              $  (47,972)      $    16,183
   Cash and cash equivalents
     at beginning of period                   $  136,653       $   369,365
                                              ----------       -----------
   Cash and cash equivalents
     at end of period                         $   88,681       $   385,548
                                              ==========       ===========
CASH PAID DURING THE PERIOD FOR:
   Interest                                   $   87,211       $    31,114
                                              ==========       ===========
   Income taxes                               $  298,323       $   195,481
                                              ==========       ===========

     The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                             August 31, 1995


1. The interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1995.

2. These statements reflect all adjustments which, in the opinion of Management, are necessary for a fair presentation of the information contained therein. Results of operations for interim periods are not necessarily indicative of annual results.

3.  Inventories consist of the following:

                                  August 31, 1995      February 28, 1995
                                  ---------------      -----------------
    Ingredients and supplies         $  892,348           $  712,727
    Finished Candy                    1,117,886              974,289
                                     ----------           ----------
                                     $2,010,234           $1,687,016
                                     ==========           ==========

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 31, 1995 COMPARED TO QUARTER ENDED AUGUST 31, 1994

REVENUES

  FACTORY SALES. Factory sales increased $503,000 or 36.0% to $1,900,000 in the second quarter of 1996, compared to $1,397,000 in the second quarter of 1995. This increase resulted from the larger number of franchised stores in existence throughout the quarter (142 at August 31, 1995 in comparison with 114 at August 31, 1994) and, to a lesser extent, a modest price increase effected in April of 1995. Same store pounds purchased from the factory increased by 7.6% in the second quarter of 1996 compared to the second quarter of 1995, which also contributed to this increase. When computing same store pounds purchased from the factory, purchases by franchised stores open for 12 months in each period are compared.

  RETAIL SALES. Retail sales increased $623,000 or 49.3% to $1,886,000 in the second quarter of 1996, compared to $1,263,000 in the second quarter of 1995. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the quarter (27 at August 31, 1995 in comparison with 20 at August 31, 1994). The impact of a modest price increase was offset by the effect of a 5.3% same store sales decline at Company-owned stores partially counter-balancing the effect of the increased number of stores. The Company believes the decline in same store retail sales at Company-owned stores resulted from the effect of extreme heat in July and August in geographical areas where Company stores are concentrated.

   ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $127,000 or 30.8% to $539,000 in the second quarter of 1996, compared to $412,000 in the second quarter of 1995. This increase resulted from increased royalty income from a larger number of franchised stores operating in the second quarter of 1996 compared to the second quarter of 1995 (142 at August 31, 1995 in comparison with 114 at August 31, 1994), abetted by increased same store sales at franchised stores of 2.9%. Franchise fee revenues in the second quarter of 1996 of $91,000 declined from the $125,000 in the second quarter of 1995. Franchise signings declined to 7 in the second quarter of 1996 from 9 in the second quarter of 1995. The Company's increased emphasis on the establishment of Company-owned stores is the primary cause of this reduction.

COSTS AND EXPENSES

  COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 55.4% to $1,877,000 in the second quarter of 1996 from $1,208,000 in the second quarter of 1995. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) increased to 50.0% in the second quarter of 1996 from 45.4% in the second quarter of 1995. This increase in cost of chocolate sales as a percentage of total chocolate sales resulted from unusual cumulative adjustments in the second quarter of fiscal 1995 reflecting: (1) unbooked (due to uncertainty at the time of their discovery as to the likelihood of their realization) positive physical inventory adjustments from the first quarter of fiscal 1995; (2) increased manufacturing overhead absorption resulting from higher than plan actual (and anticipated for the balance of the fiscal year 1995) production volumes. Cost of chocolate sales as a percentage of chocolate sales has improved from that existing in the first quarter of fiscal year 1996 (53.3%) as a result of an increase in higher margin retail sales as a percentage of total chocolate sales, the full quarter impact of an approximate 2% retail and factory price increase and improved manufacturing efficiencies and manufacturing overhead absorption. Company margins are expected to continue to improve as a result of these factors.

  FRANCHISE COSTS. Franchise costs increased 24.7% to $465,000 in the second quarter of 1996 from $373,000 in the second quarter of 1995. As a percentage of the total of royalties and marketing fees and franchise fees, franchise costs increased to 73.8% of such fees in the second quarter of 1996 from 69.4% in the second quarter of 1995. The hiring of additional field support and associated administrative personnel to support the Company's accelerated pace of store opening activities and the larger base of stores is the partial cause of this increase. Additionally, the Company incurred increased expenses for promotional programs and marketing materials to support the larger base of stores.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 18.9% to $353,000 in the second quarter of 1996 from $297,000 in the second quarter of 1995, as a result of increased professional fees incurred to support the Company's accelerated pace of lease negotiating activities, increased expense for administrative support personnel and increased depreciation expense for additional investment in computer hardware and software. As a percentage of total revenues, general and administrative expense declined to 8.0% in the second quarter of 1996 from 9.3% in the second quarter of 1995, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

  RETAIL OPERATING EXPENSES. Retail operating expenses increased 49.8% to $1,014,000 in the second quarter of 1996 from $677,000 in the second quarter of 1995. This increase resulted from the effect of the larger number of Company-owned stores in existence throughout the second quarter as discussed above. As a percentage of retail sales, retail operating expenses remained constant at 53.7% in the second quarter of 1996 in comparison with 53.6% in the second quarter of 1995.

OTHER EXPENSE

  Other expense of approximately $93,000 incurred in the second quarter of 1996 increased 287.5% from the $24,000 incurred in the second quarter of 1995. This increase resulted from increased interest expense caused by borrowings in support of the Company's factory expansion and Company-owned store expansion.

INCOME TAX EXPENSE

  The Company's effective income tax rate in the second quarter of 1996 was 37.5% compared to 39.0% in the second quarter of 1995. The absolute 1.5% decrease in effective tax rates resulted from utilization of lower, more representative, full year 1995 historical experience as a basis for estimating the effective tax rate for the full year 1996.

RESULTS OF OPERATIONS

FIRST HALF FISCAL 1996 IN COMPARISON WITH FIRST HALF FISCAL 1995

REVENUES

  FACTORY SALES.  Factory sales increased $1,071,000 or 45.1% to
$3,446,000 in the first half 1996, compared to $2,375,000 in the first half of 1995. This increase resulted from the larger number of franchised stores in existence throughout the half and, to a lesser extent, a modest price increase effected in April of 1995. Same store pounds purchased from the factory increased by 6% in the first half of 1996 compared to the first half of 1995, which also contributed to this increase. When computing same store pounds purchased from the factory, purchases by franchised stores open for 12 months in each period are compared.

  RETAIL SALES. Retail sales increased $1,273,000 or 61.1% to $3,358,000 in the first half of 1996, compared to $2,085,000 in the first half of 1995. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the quarter. The impact of the modest price increase was abetted by the effect of a 2.8% same store sales increase at Company-owned stores.

  ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $243,000 or 32.6% to $989,000 in the first half of 1996, compared to $746,000 in the first half of 1995. This increase resulted from increased royalty income from a larger number of franchised stores operating in the first half of 1996 compared to the first half of 1995, abetted by increased same store sales at franchised stores of 3.9%. Franchise signings increased to 20 in the first half of 1996 from 18 in the first half of 1995. Franchise fee revenues in the first half of 1996 of $337,000 declined from the $376,000 in the first half of 1995 due to differences in the timing of revenue recognition.

COSTS AND EXPENSES

  COST OF CHOCOLATE SALES. Cost of chocolate sales increased 61.9% to $3,489,000 in the first half of 1996 from $2,155,000 in the first half of 1995. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) increased to 51.3% in the first half of 1996 from 48.4% in the first half of 1995. This increase in cost of chocolate sales as a percentage of total chocolate sales resulted from unusual cumulative adjustments in the second quarter of fiscal 1995 reflecting: (1) unbooked (due to uncertainty at the time of their discovery as to the likelihood of their realization) positive physical inventory adjustments from the first quarter of fiscal 1995; (2) increased manufacturing overhead absorption resulting from higher than plan actual (and anticipated for the balance of the fiscal year 1995) production volumes.
Cost of chocolate sales as a percentage of chocolate sales has improved from that existing in the first quarter of fiscal year 1996 (53.3%) as a result of an increase in higher margin retail sales as a percentage of total chocolate sales, the full half impact of an approximate 2% retail and factory price increase and improved manufacturing efficiencies and manufacturing overhead absorption. Company margins are expected to continue to improve as a result of these factors.

  FRANCHISE COSTS. Franchise costs increased 32.4% to $915,000 in the first half of 1996 from $691,000 in the first half of 1995. As a percentage of the total of royalties and marketing fees and franchise fees, franchise costs increased to 69.0% of such fees in the first half of 1996 from 61.6% in the first half of 1995. The hiring of additional field support and associated administrative personnel to support the Company's accelerated pace of store opening activities and the larger base of stores is the partial cause of this increase. Additionally, the Company incurred increased expenses for promotional programs and marketing materials to support the larger base of stores.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 18.4% to $700,000 in the first half of 1996 from $591,000 in the first half of 1995, as a result of increased professional fees incurred to support the Company's accelerated pace of lease negotiating activities, increased expense for administrative support personnel and increased depreciation expense representing additional investment in computer hardware and software. As a percentage of total revenues, general and administrative expense declined to 8.6% in the first half of 1996 from 10.6% in the first half of 1995, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

  RETAIL OPERATING EXPENSES. Retail operating expenses increased 53.5% to $1,842,000 in the first half of 1996 from $1,200,000 in the first half of 1995. This increase resulted from the effect of the larger number of Company-owned stores in existence throughout the first half. As a percentage of retail sales, retail operating expenses declined to 54.8% in the first half of 1996 from 57.5% in the first half of 1995 as a result of higher retail sales without a proportionate increase in expenses due to improved expense control at Company-owned stores.

OTHER EXPENSE

  Other expense of $147,000 incurred in the first half of 1996 increased 267.5% from the $40,000 incurred in the first half of 1995. This increase resulted from increased interest expense associated with borrowings to finance the Company's factory expansion and Company-owned store expansion.

INCOME TAX EXPENSE

  The Company's effective income tax rate in the first half of 1996 was 37.5% compared to 39.9% in the first half of 1995. The absolute 2.4% decrease in effective tax rates resulted from utilization of lower, more representative, full fiscal year 1995 historical experience as a basis for estimating the effective tax rate for the full fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In the first half of fiscal 1996 the Company generated $726,926 in operating cash flow. The Company used this operating cash flow in combination with $1,500,000 in draws under its newly-acquired chattel mortgage financing and utilization of existing cash balances to fund $2,400,000 in capital expenditures primarily for completion of its plant expansion ($1,258,546) and new Company-owned store construction ($773,420).

     At August 31, 1995, working capital was $1,463,165 in comparison with $1,627,026 at February 28, 1995, a $163,861 decrease. This decrease resulted from use of the Company's improved operating cash flows and cash balances to fund elements of the Company's facility expansion and Company-owned store expansion.

     Cash and cash equivalent balances decreased from $382,905 at February 28, 1995 to $88,681 at August 31, 1995 as a result of this use of cash flows and balances.

     The Company's long-term debt includes a 20-year real estate mortgage loan obtained in June 1994 ($1.6 million principal outstanding at August 31, 1995). In addition, the Company had a $1.5 million chattel mortgage facility (the "Facility"), the entire amount of which was outstanding at August 31, 1995. The Company also has outstanding a $700,000 chattel mortgage term loan obtained in June 1994 under a prior facility. The aggregate $2.2 million outstanding at August 31, 1995 under the facility and the chattel mortgage term loan was incurred to support the Company's financing needs for completion of the factory expansion and for Company-owned store openings and is secured by the Company's inventory, equipment, furniture and fixtures.
The Company on September 20, 1995 retired the $1.5 million outstanding under the Facility with a portion of the proceeds of its recently completed public offering of common stock (see below).

     The Company has a $1.0 million working capital line of credit, secured by accounts receivable. The line had a zero balance at August 31, 1995. Terms of the loan require that the line be rested (that is, that there be no outstanding balance) for two periods of 30 consecutive days during the term of the loan, which expires in July 1996. Interest on the line is at prime.

     In 1996, the Company anticipates making $4.1 million in capital expenditures in comparison with $4.5 million in 1995. As of August 31, 1995, the Company had made approximately $2.4 million in capital expenditures, primarily for completion of its factory expansion and the opening of new Company-owned stores. The remaining $2.1 million expected to be expended in 1996 will be used primarily for the opening of new Company-owned stores.

     On September 20, 1995, the Company completed a public offering of common stock which provided it with net proceeds after payment of offering expenses of approximately $4.4 million. As discussed above, approximately $1.5 million of these net proceeds was utilized to retire existing debt. The balance of approximately $2.9 million has augmented the Company's working capital reserves and has been invested in institutional money market funds oriented to conservation of principal through investment primarily in short-term U.S. Government instruments and may be used for future Company-owned store expansion.
                                      15

     The Company in September, 1995, opened, at an approximate cost of $250,000 a first store utilizing a new store concept. This initial store utilizing the new store concept was funded from operating cash flows. This new concept uses creative lighting, music, animation and movement to entertain customers. The new store concept utilizes a different name and sells a different line of candies than the Company's current concept and the Company does not believe it will compete with existing Rocky Mountain Chocolate Factory stores. The Company expects to test one or more additional prototype stores in the current fiscal year or early in fiscal 1997. These prototype stores will be Company-owned and the Company estimates that it will cost approximately $200,000 each to establish the stores. The Company will fund the prototype stores from operating cash flows. Should test results justify further expansion of the new concept, a potentially significant portion of working capital reserves would be likely to be used to establish additional stores under the new concept.

     The Company believes that cash balances, cash flow from operating activities and available bank lines of credit will be sufficient to service debt, fund anticipated capital expenditures and provide necessary working capital. There can be no guarantee, however, that unforeseen events will not require the Company to secure additional sources of financing. The Company may also seek additional financing from time to time, through borrowings or public or private offerings of equity or debt securities, to fund its future expansion plans.

                         PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

11.1 Statement regarding computation of earnings per common share (filed herewith at page 20).

(b)   REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three months ended August
31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date:    October 11, 1995         /s/
       --------------------    -------------------------------------
                                         Franklin E. Crail
                               (Chairman of the Board, President and
                                             Treasurer)


Date:    October 11, 1995         /s/
       --------------------    -------------------------------------
                                          Lawrence C. Rezentes
                                       (Vice President - Finance)