Form 10-Q
period 1995-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1996-01-16
CIK 785815

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1995

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to


                   Commission file number 0-14749
                                          -------

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
          (Exact name of registrant as specified in its charter)

Colorado                                                  84-0910696
--------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                   Identification No.)


265 Turner Drive, Durango, CO                                  81301
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                              (303) 259-0554
                              --------------
           (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No   .
   ---   ---

At January 8, 1996 there were 3,030,149 shares of common stock outstanding.

            This document contains 22 pages including exhibits.
                 The exhibit index is located on page 20.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

             FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1995

                            TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements...............................  3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...... 11

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders............................................ 18

     Item 6.   Exhibits and Reports on Form 8-K................... 18

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    INDEX TO FINANCIAL STATEMENTS


                                                             PAGE NO.
                                                             --------

Financial Statements

Balance Sheets - November 30, 1995(unaudited)
and February 28, 1995...........................................  4

Statements of Income - Nine-month
  periods ended November 30, 1995 (unaudited)
  and November 30, 1994 (unaudited).............................  6

Statements of Income - Three-month
  periods ended November 30, 1995 (unaudited)
  and November 30, 1994 (unaudited).............................  7

Statements of Cash Flows
  Nine-month periods ended
  November 30, 1995 (unaudited)
  and November 30, 1994 (unaudited).............................  8

Statements of Cash Flows
  Three-month periods ended
  November 30, 1995 (unaudited)
  and November 30, 1994 (unaudited).............................  9

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                              BALANCE SHEETS


                                                 NOVEMBER 30,   FEBRUARY 28,
                                                    1995           1995
        ASSETS                                   (UNAUDITED)
                                                 -----------    ------------

CURRENT ASSETS
    Cash and cash equivalents                    $ 1,848,988    $   382,905
    Accounts and notes receivable -
     trade, less allowance for doubtful
     accounts of $62,279 at November 30 and
     $48,366 at February 28                        2,089,028      1,179,019
    Inventories                                    2,414,524      1,687,016
    Deferred tax asset                                68,586         68,586
    Other                                            211,784        110,105
                                                 -----------    -----------
         Total current assets                      6,632,910      3,427,631

PROPERTY AND EQUIPMENT - AT COST
    Land                                             122,558        122,558
    Building                                       3,571,411      2,453,069
    Leasehold improvements                         1,433,490        803,160
    Machinery and equipment                        4,163,279      2,917,148
    Furniture and fixtures                         2,030,654      1,086,282
    Transportation equipment                         226,909        197,346
                                                 -----------    -----------
                                                  11,548,301      7,579,563
    Less accumulated depreciation
      and amortization                             2,216,511      1,690,118
                                                 -----------    -----------
                                                   9,331,790      5,889,445
OTHER ASSETS
    Notes and accounts receivable due
      after one year                                 114,696        136,132
    Goodwill, net of accumulated
      amortization of $247,839 at
      November 30 and $230,136 at February 28        342,161        359,864
    Other                                            664,306        368,098
                                                 -----------    -----------
                                                   1,121,163        864,094
                                                 -----------    -----------
                                                 $17,085,863    $10,181,170
                                                 -----------    -----------
                                                 -----------    -----------



      The accompanying notes are an integral part of these statements.

                 ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                               NOVEMBER 30,   FEBRUARY 28,
                                                   1995           1995
    LIABILITIES AND EQUITY                     (UNAUDITED)
                                              ------------    ------------

CURRENT LIABILITIES
    Current maturities of long-term debt         153,303         182,852
    Accounts payable - trade                   1,604,503         839,117
    Accrued compensation                         537,417         222,713
    Accrued liabilities                          235,049         283,330
    Income taxes payable                         185,939         272,593
                                             -----------     -----------
        Total current liabilities              2,716,211       1,800,605

LONG-TERM DEBT, less current maturities        2,202,323       2,313,895

DEFERRED INCOME TAXES                            159,863         159,863
COMMITMENTS AND CONTINGENCIES                      -                -

STOCKHOLDERS' EQUITY
    $1.00 cumulative convertible preferred
      stock authorized 250,000 shares, $.10
      par value; issued and outstanding, no
      shares at November 30 and 14,610
      at February 28                               -               1,462
     Common stock - authorized 7,250,000
     shares, $.03 par value; issued
      3,009,302 shares at November 30 and
      2,634,289 at February 28                    90,280          79,029
    Additional paid-in capital                 9,594,735       4,700,527
    Retained earnings                          2,327,019       1,130,522
                                             -----------     -----------
                                              12,012,034       5,911,540

    Less common stock held in treasury,
     at cost - 4,153 shares at November 30,
     and 4,303 at February 28                      4,568           4,733
                                             -----------     -----------
                                              12,007,466       5,906,807
                                             -----------     -----------
                                             $17,085,863     $10,181,170
                                             -----------     -----------
                                             -----------     -----------

       The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                          STATEMENTS OF INCOME
                              (unaudited)

                                                NINE-MONTH PERIODS ENDED
                                                ------------------------
                                                      NOVEMBER 30,
                                                  1995            1994
                                                ----------   -----------
REVENUES
   Sales of chocolate                           $11,828,868   $8,200,194
   Franchise and royalty fees                     1,942,733    1,656,184
                                                ------------  ----------
                                                  13,771,601   9,856,378
                                                ------------  ----------
COSTS AND EXPENSES
   Cost of chocolate sales                         6,122,721   4,119,835
   Franchise costs                                 1,370,765   1,059,103
   General and administrative                      1,040,049     921,682
   Retail operating expenses                       3,130,088   1,992,084
                                                ------------  ----------
                                                  11,663,623   8,092,704
                                                ------------  ----------
         Operating income                          2,107,978   1,763,674

OTHER INCOME (EXPENSE)
   Interest expense                                 (235,016)    (92,046)
   Interest income                                    38,733      14,897
                                                ------------  ----------
                                                    (196,283)    (77,149)
INCOME BEFORE INCOME TAX EXPENSE                   1,911,695   1,686,525

INCOME TAX EXPENSE
    Provision for income taxes                       715,198     658,286
                                                ------------  ----------

NET INCOME                                         1,196,497   1,028,239
    Dividend requirements on
      preferred stock                                  -          10,958
                                                ------------  ----------
INCOME ALLOCABLE TO
    COMMON STOCKHOLDERS                          $ 1,196,497  $1,017,281
                                                ------------  ----------
                                                ------------  ----------
PRIMARY INCOME
   PER COMMON AND EQUIVALENT SHARE              $       .42   $      .40
                                                ------------  ----------
                                                ------------  ----------
   Weighted average and equivalent shares         2,840,569    2,573,122
                                                ------------  ----------
                                                ------------  ----------
FULLY DILUTED INCOME
   PER COMMON AND EQUIVALENT SHARE              $       .42   $      .38
                                                ------------  ----------
                                                ------------  ----------
    Weighted average and equivalent shares         2,843,868   2,718,251
                                                ------------  ----------
                                                ------------  ----------

     The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF INCOME
                                (unaudited)

                                                THREE-MONTH PERIODS ENDED
                                                -------------------------
                                                      NOVEMBER 30,
                                                   1995          1994
                                                -----------   -----------

  REVENUES
    Sales of chocolate                            $5,025,228  $3,739,873
    Franchise and royalty fees                       616,779     534,372
                                                  ----------  ----------
                                                   5,642,007   4,274,245
                                                  ----------  ----------
  COSTS AND EXPENSES
    Cost of chocolate sales                        2,633,778   1,965,161
    Franchise costs                                  456,151     368,383
    General and administrative                       339,607     330,394
    Retail operating expenses                      1,288,210     792,401
                                                  ----------  ----------
                                                   4,717,746   3,456,339
                                                  ----------  ----------
         Operating income                            924,261     817,906

  OTHER INCOME (EXPENSE)
    Interest expense                                 (77,814)    (42,435)
    Interest income                                   28,999       5,365
                                                  ----------  ----------
                                                     (48,815)    (37,070)
  INCOME BEFORE INCOME TAX EXPENSE                   875,446     780,836

INCOME TAX EXPENSE
  Provision for income taxes                         326,604     297,373
                                                  ----------  ----------

  NET INCOME                                        548,842      483,463
    Dividend requirements on
      preferred stock                                  -           3,653
                                                  ----------  ----------

  INCOME ALLOCABLE TO
    COMMON STOCKHOLDERS                           $  548,842  $  479,810
                                                  ----------  ----------
                                                  ----------  ----------
  PRIMARY INCOME
    PER COMMON AND EQUIVALENT SHARE               $      .18  $      .18
                                                  ----------  ----------
                                                  ----------  ----------

    Weighted average and equivalent shares         3,024,768   2,718,039
                                                  ----------  ----------
                                                  ----------  ----------
  FULLY DILUTED INCOME
    PER COMMON AND EQUIVALENT SHARE               $      .18  $      .18
                                                  ----------  ----------
                                                  ----------  ----------

    Weighted average and equivalent shares         3,024,768   2,723,816
                                                  ----------  ----------
                                                  ----------  ----------

     The accompanying notes are an integral part of these statements.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                          STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                NINE-MONTH PERIODS ENDED
                                                ------------------------
                                                      NOVEMBER 30,
                                                   1995          1994
                                                ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,196,497   $ 1,028,239
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization                   544,096       334,935
   (Increase) in notes and
     accounts receivable                          (888,573)     (932,506)
   (Increase) in inventories                      (727,508)     (558,424)
   (Increase) in other assets                     (101,679)      (76,577)
    Increase in accounts payable                   765,386       431,616
    Increase (decrease)in income tax payable       (97,391)      217,888
    Increase in accrued liabilities                277,160       278,511
                                                ----------   -----------
     Net adjustments                              (228,509)     (304,557)
     Net cash provided by
         operating activities                      967,988       723,682
                                                ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to other long-term assets            (296,208)      (61,232)
   Purchase of property and equipment           (3,968,738)   (3,520,998)
                                               ------------  -----------
     Net cash (used in)investing activities     (4,264,946)   (3,582,230)
                                               ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                              -           (98,916)
   Proceeds from stock offering                  5,221,125          -
   Cost of stock offering                         (364,988)         -
   Proceeds from exercise of
     stock options                                  71,875        52,876
   Proceeds from issuance of
     treasury stock                                  2,175         1,500
   Principal payments on line of credit           (430,000)         -
   Principal payments on long-term debt         (1,641,121)     (220,818)
   Proceeds from line of credit                    430,000       495,825
   Proceeds from issuance of long-term debt      1,500,000     2,076,060
   Purchase and retirement of preferred stock      (26,025)         -
                                               ------------  -----------
     Net cash provided by
       financing activities                      4,763,041     2,306,527
                                               ------------  -----------
NET INCREASE (DECREASE) IN CASH:               $ 1,466,083   $  (552,021)
   Cash and cash equivalents
     at beginning of period                    $   382,905   $   996,746
                                               ------------  -----------
   Cash and cash equivalents
     at end of period                          $ 1,848,988   $   444,725
                                               ------------  -----------
                                               ------------  -----------
CASH PAID DURING THE PERIOD FOR:
   Interest                                    $   223,858   $   97,359
   Income taxes                                $   812,589   $  440,152
                                               ------------  -----------
                                               ------------  -----------

        The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                        STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                THREE-MONTH PERIODS ENDED
                                                -------------------------
                                                      NOVEMBER 30,
                                                    1995         1994
                                                -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  548,842   $   483,463
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization                   207,826       120,669
   (Increase) in notes and
     accounts receivable                          (834,461)     (493,628)
   (Increase) in inventories                      (399,289)     (194,795)
   (Decrease) in other assets                      209,076        (5,803)
    Increase in accounts payable                   312,952       102,700
    Increase in income tax payable                  84,323       289,344
    Increase in accrued liabilities                111,793       157,072
                                                ----------   -----------
      Net adjustments                             (307,780)      (24,441)
      Net cash provided by operating
        activities                                 241,062       459,022
                                                ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to other long-term assets            (288,358)      (27,281)
   Purchase of property and equipment           (1,565,376)   (1,192,752)
                                               -----------   -----------
     Net cash (used in)investing activities     (1,853,734)   (1,220,033)
                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                              -            (3,651)
   Proceeds from stock offering                  5,221,125           -
   Cost of stock offering                         (364,988)          -
   Proceeds from exercise of
     stock options                                  31,250           -
   Proceeds from issuance of
     treasury stock                                  2,175           -
   Principal payments on line of credit           (180,000)          -
   Principal payments on long-term debt         (1,516,583)      (56,087)
   Proceeds from line of credit                    180,000       150,000
   Proceeds from issuance of long-term debt           -          729,926
                                               -----------   -----------
     Net cash provided by
       financing activities                      3,372,979       820,188
                                               -----------   -----------

NET INCREASE IN CASH:                          $ 1,760,307   $    59,177
   Cash and cash equivalents
     at beginning of period                    $    88,681   $   385,548
                                               -----------   -----------
   Cash and cash equivalents
     at end of period                          $ 1,848,988   $   444,725
                                               -----------   -----------
                                               -----------   -----------

CASH PAID DURING THE PERIOD FOR:
   Interest                                    $    80,884   $    49,510
                                               -----------   -----------
                                               -----------   -----------
   Income taxes                                $   242,281   $     7,440
                                               -----------   -----------
                                               -----------   -----------

     The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                           November 30, 1995


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

3. Inventories consist of the following:

                                      NOVEMBER 30, 1995   FEBRUARY 28, 1995
                                      -----------------   -----------------

  Ingredients and supplies                $1,006,843         $  712,727
  Finished Candy                           1,407,681            974,289
                                          ----------         ----------
                                          $2,414,524         $1,687,016
                                          ----------         ----------
                                          ----------         ----------

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 1995 COMPARED TO QUARTER ENDED NOVEMBER 30, 1994.

REVENUES

    FACTORY SALES. Factory sales increased $500,400 or 22.5% to $2,727,800 in the third quarter of 1996, compared to $2,227,400 in the third quarter of 1995. This increase resulted from the larger number of franchised stores in existence throughout the quarter (151 at November 30, 1995 in comparison with 124 at November 30, 1994) and, to a lesser extent, a modest price increase effected in April of 1995. Same store pounds purchased from the factory increased by 1.7% in the third quarter of 1996 compared to the third quarter of 1995, which also contributed to this increase. When computing same store pounds purchased from the factory, purchases by franchised stores open for a full 3 months in each quarter are compared. This increase in same store pounds purchased and in factory sales is lower than was anticipated resulting from unusually warm weather in August (affecting September factory sales) and early to mid-September. The warm weather resulted in lower sales and increased inventory levels at franchised stores, which adversely affected factory sales to Company stores in September.

    RETAIL SALES. Retail sales increased $784,900 or 51.9% to $2,297,400 in the third quarter of 1996, compared to $1,512,500 in the third quarter of 1995. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the quarter (39 at November 30, 1995 in comparison with 24 at November 30, 1994). The impact of a modest price increase was offset by the effect of a 4.1% same store sales decline at Company-owned stores partially counter-balancing the effect of the increased number of stores. The Company believes the decline in same store retail sales at Company-owned stores resulted from the effect of extreme heat in the first half of September in geographical areas where Company stores are concentrated, together with the effect of a decline in foot traffic and consumer spending reflected in declining same store retail sales at the factory outlet mall environment in which the preponderance of Company stores are located. Additionally, the increase in October and November, 1995 sales results at Company-owned stores were less than anticipated due to delay in the establishment of new Company-owned stores resulting from delay in the availability of space from developers.

    ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $100,100 or 26.4% to $479,100 in the third quarter of 1996, compared to $379,000 in the third quarter of 1995. This increase resulted from increased royalty income from a larger number of franchised stores operating in the third quarter of 1996 compared to the third quarter of 1995 as discussed above, abetted by increased same store sales at franchised stores of .8%. Franchise fee revenues in the third quarter of 1996 of $138,100 declined from the $155,500 in the third quarter of 1995. Franchise signings declined to 10 in the third quarter of 1996 from 11 in the third quarter of 1995. The Company's increased emphasis on the establishment of Company-owned stores is the primary cause of this reduction in franchise fee revenues and signings.

COSTS AND EXPENSES

    COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 34.0% to $2,633,800 in the third quarter of 1996 from $1,965,200 in the third quarter of 1995. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) remained flat at approximately 52.5% in the third quarters of both 1996 and 1995. Cost of chocolate sales as a percentage of total chocolate sales had been expected to improve as a result of an increase in higher margin retail sales as a percentage of total chocolate sales brought about by the rapid and large increase in the number of Company-owned stores, together with the effect of an approximate 2% retail and factory price increase effected in April, 1995. This has not occurred due to an absolute 2% decline in factory margins resulting from increased material usage and lesser labor efficiencies in the manufacture of the Company's products, together with certain price reductions in selected categories of Company product sales. The Company is engaged in a concerted effort to correct for the cause of increased material usage, as well as to improve labor efficiencies with the goal of returning factory margins to historical levels and to continue the improvement which it had been experiencing in its margins.

    FRANCHISE COSTS. Franchise costs increased 23.8% to $456,200 in the third quarter of 1996 from $368,400 in the third quarter of 1995. As a percentage of the total of royalties and marketing fees and franchise fees, franchise costs increased to 73.9% of such fees in the third quarter of 1996 from 68.9% in the third quarter of 1995. The hiring of additional field support and associated administrative personnel to support the Company's accelerated pace of store opening activities and the larger base of stores is the partial cause of this increase. Additionally, the Company incurred increased expenses for promotional programs and marketing materials to support the larger base of stores.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 2.8% to $339,600 in the third quarter of 1996 from $330,400 in the third quarter of 1995, as a result of increased expense for administrative support personnel and increased depreciation expense for additional investment in computer hardware and software. As a percentage of total revenues, general and administrative expense declined to 6.0% in the third quarter of 1996 from 7.7% in the third quarter of 1995, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

    RETAIL OPERATING EXPENSES. Retail operating expenses increased 62.6% to $1,288,200 in the third quarter of 1996 from $792,400 in the third quarter of 1995. This increase resulted from the effect of the larger number of Company-owned stores in existence throughout the third quarter as discussed above. As a percentage of retail sales, retail operating expenses increased to 56.1% in the third quarter of 1996 from 52.4% in the third quarter of 1995. As discussed above, the Company experienced a decline in same store retail sales in the third quarter. This decline in same store retail sales resulted in total revenue growth not in proportion to the increase in operating expenses.

OTHER EXPENSE

  Other expense of $48,800 incurred in the third quarter of 1996 increased 31.6% from the $37,100 incurred in the third quarter of 1995. This increase resulted from increased interest expense caused by borrowings in support of the Company's factory expansion and Company-owned store expansion as partially offset by increased interest income resulting from cash surpluses generated by the Company's stock offering (see "Liquidity and Capital Resources" discussed below).

INCOME TAX EXPENSE

  The Company's effective income tax rate in the third quarter of 1996 was 37.3% compared to 38.0% in the third quarter of 1995. The absolute .7% decrease in effective tax rates resulted from utilization of lower, more representative, full year 1995 historical experience as a basis for estimating the effective tax rate for the full year 1996.

RESULTS OF OPERATIONS

FIRST NINE MONTHS FISCAL 1996 IN COMPARISON WITH FIRST NINE MONTHS
FISCAL 1995

REVENUES

    FACTORY SALES. Factory sales increased $1,570,700 or 34.1% to $6,173,400 in the first nine months of 1996, compared to $4,602,700 in the first nine months of 1995. This increase resulted from the larger number of franchised stores in existence throughout the nine months and, to a lesser extent, a modest price increase effected in April of 1995. Same store pounds purchased from the factory increased by 2.0% in the first nine months of 1996 compared to the first nine months of 1995, which also contributed to this increase. When computing same store pounds purchased from the factory, purchases by franchised stores open for a full 9 months in each period are compared.

    RETAIL SALES. Retail sales increased $2,058,100 or 57.2% to $5,655,500 in the first nine months of 1996, compared to $3,597,400 in the first nine months of 1995. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the period as abetted by the effect of a .8% same store retail sales increase at Company-owned stores.

    ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $343,200 or 30.5% to $1,468,100 in the first nine months of 1996, compared to $1,124,900 in the first nine months of 1995. This increase resulted from increased royalty income from a larger number of franchised stores operating in the first nine months of 1996 compared to the first nine months of 1995, abetted by increased same store sales at franchised stores of 3.5%. Franchise signings decreased to 30 in the first nine months of 1996 from 33 in the first nine months of 1995. Franchise fee revenues in the first nine months of 1996 of $474,600 declined from the $531,300 in the first nine months of 1995 due to differences in the timing of revenue recognition, together with the reduced number of franchise signings ($5,000 in revenue is recognized at the date of franchise agreement signing).

COSTS AND EXPENSES

    COST OF CHOCOLATE SALES. Cost of chocolate sales increased 48.6% to $6,122,700 in the first nine months of 1996 from $4,119,800 in the first nine months of 1995. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) increased to 51.8% in the first nine months of 1996 from 50.2% in the first nine months of 1995. This increase in cost of chocolate sales as a percentage of total chocolate sales resulted from unusual favorable cumulative adjustments in the second quarter of fiscal 1995 reflecting: (1) unbooked (due to uncertainty at the time of their discovery as to the likelihood of their realization) positive physical inventory adjustments from the first quarter of fiscal 1995; and (2) increased manufacturing overhead absorption during 1995 resulting from higher than plan actual (and anticipated for the balance of the fiscal year 1995) production volumes resulting in a lowered base for comparison. Additionally, as discussed above, the third quarter of fiscal 1996 witnessed an absolute 2% decline in factory margins resulting from certain increased costs and price reductions. The Company is engaged in a concerted effort to ascertain and correct for the causes of reduced factory margin with the goal of returning factory margins to historical levels and to continue the improvement which the Company had been experiencing in its margins.

    FRANCHISE COSTS. Franchise costs increased 29.4% to $1,370,800 in the first nine months of 1996 from $1,059,100 in the first nine months of 1995. As a percentage of the total of royalties and marketing fees and franchise fees, franchise costs increased to 70.6% of such fees in the first nine months of 1996 from 63.9% in the first nine months of 1995. The hiring of additional field support and associated administrative personnel to support the Company's accelerated pace of store opening activities and the larger base of stores is the partial cause of this increase. Additionally, the Company incurred increased expenses for promotional programs and marketing materials to support the larger base of stores.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 12.8% to $1,040,000 in the first nine months of 1996 from $921,700 in the first nine months of 1995, as a result of increased expense for administrative support personnel and increased depreciation expense representing additional investment in computer hardware and software. As a percentage of total revenues, general and administrative expense declined to 7.6% in the first nine months of 1996 from 9.4% in the first nine months of 1995, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

    RETAIL OPERATING EXPENSES. Retail operating expenses increased 57.1% to $3,130,100 in the first nine months of 1996 from $1,992,100 in the first nine months of 1995. This increase resulted from the effect of the larger number of Company-owned stores in existence throughout the first nine months. As a percentage of retail sales, retail operating expenses remained constant at 55.3% in the first nine months of 1996 and 1995.

OTHER EXPENSE

  Other expense of $196,300 incurred in the first nine months of 1996 increased 154.6% from the $77,100 incurred in the first nine months of 1995. This increase resulted from increased interest expense associated with borrowings to finance the Company's factory expansion and Company-owned store expansion, as partially offset by increased interest income resulting from cash surpluses generated by the Company's stock offering which occurred in the third quarter (see "Liquidity and Capital Resources" discussed below).

INCOME TAX EXPENSE

  The Company's effective income tax rate in the first nine months of 1996 was 37.4% compared to 39.0% in the first nine months of 1995. The absolute 1.6% decrease in effective tax rates resulted from utilization of lower, more representative, full fiscal year 1995 historical experience as a basis for estimating the effective tax rate for the full fiscal year 1996.

NEW CONCEPT

  The Company opened in September, 1995 a prototype store for a new store concept. Fuzziwig's-TRADE MARK- Candy Factory, as it is called, offers self-serve bulk candies, gifts and image merchandise in an entertaining, themed environment utilizing creative lighting, music, animation and movement to entertain customers.

  During the coming months the Company intends to aggressively test the concept in each of the environments (regional mall, factory outlet and tourist) in which the Company currently operates, including centers with existing Rocky Mountain Chocolate Factory Company-owned stores. Preliminary test results from the first store are that Fuzziwig's will be compatible with Rocky Mountain Chocolate Factory stores, since there is little overlap in product type. If the test proves successful, the Company plans to offer Fuzziwig's for franchising as early as May 1996 and thereafter open Fuzziwig's stores as both franchised and Company-owned locations.

LIQUIDITY AND CAPITAL RESOURCES

  In the first nine months of fiscal 1996 the Company generated $968,000 in operating cash flow (in comparison with $723,700 in the first nine months of fiscal 1995). The Company used this operating cash flow in combination with $1,500,000 in draws under its newly-acquired chattel mortgage financing, utilization of existing cash balances and proceeds of its stock offering (as discussed below) to fund $4,265,000 in capital expenditures, primarily for completion of its plant expansion and new Company-owned store construction and to increase cash balances.

  At November 30, 1995, working capital was $3,916,700 in comparison with $1,627,000 at February 28, 1995, a $2,289,700 increase. This increase resulted from the surplus generated by the Company's improved operating cash flows, and equity and debt financing proceeds, as partially utilized to fund elements of the Company's facility expansion and Company-owned store expansion.

  Cash and cash equivalent balances increased from $382,900 at February 28, 1995 to $1,849,000 at November 30, 1995 as a result of this improved cash flow and financing proceeds.

  The Company's long-term debt includes a 20-year real estate mortgage loan obtained in June 1994 ($1.6 million principal outstanding at November 30, 1995). In addition, the Company had a $1.5 million chattel mortgage facility (the "Facility"), the entire amount of which was outstanding at August 31, 1995, but which was repaid in September, 1995 as discussed below. The Company also has outstanding a chattel mortgage term loan obtained in June 1994 under a prior facility (balance $.7 million at November 30, 1995). The aggregate $2.3 million outstanding at November 30, 1995 under the real estate and chattel mortgage term loans was incurred to support the Company's financing needs for completion of its factory expansion and for Company-owned store openings and is secured by the Company's inventory, equipment, furniture and fixtures. The Company on September 20, 1995 retired the $1.5 million outstanding under the Facility with a portion of the proceeds of its recently completed public offering of common stock (see below).

  The Company has a $1.0 million working capital line of credit, secured by accounts receivable. The line had a zero balance at November 30, 1995. Terms of the loan require that the line be rested (that is, that there be no outstanding balance) for two periods of 30 consecutive days during the term of the loan, which expires in July 1996. Interest on the line is at prime.

  For the balance of fiscal 1996, the Company anticipates making $1.1 million in capital expenditures, primarily for the completion of Company-owned chocolate and new concept stores, which expenditures are expected to be funded from current working capital balances and operating cash flows.

  In September and October 1995, the Company completed a public offering of common stock which provided it with net proceeds after payment of offering expenses of approximately $4.8 million. As discussed above, approximately $1.5 million of these net proceeds was utilized to retire existing debt. The balance of approximately $3.3 million has augmented the Company's working capital reserves, and was used in part for Company-owned store expansion.

  The Company in September, 1995, opened a first store utilizing a new store concept (see "New Concept" above). This initial store utilizing the new store concept was funded from operating cash flows. The Company expects to test additional prototype stores in the current fiscal year and early in fiscal 1997. These prototype stores will be Company-owned. The Company will fund the prototype stores from operating cash flows. Should test results justify further expansion of the new concept, a potentially significant portion of working capital reserves would be likely to be used to establish additional stores under the new concept.

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

                        PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on October 13, 1995, the following matters were submitted to a vote by the shareholders and approved:

  (1)  The following directors were elected for one year:

       Franklin E. Crail     Ralph L. Nafziger     Fred M. Trainor
       Gerald A. Kien        Everett A. Sisson     Lee N. Mortenson

       Tabulation of the votes is as follows:

       For: 2,104,688   Withheld: 1,985

  (2)  The Company's 1995 Employee Stock Option Plan reserving
100,000 shares for issuance under the plan was approved.

       Tabulation of the votes is as follows:

       For: 2,015,997  Against: 82,390  Abstain: 4,889 Not Voted: 3,397

  (3) An Amendment of the Company's 1990 Nonqualified Stock Option Plan for Nonemployee Directors was approved increasing from 60,000 to 90,000 shares the number of shares of the Company's common stock reserved for issuance under the plan.

       Tabulation of the votes is as follows:

       For: 2,079,189   Against: 22,205   Abstain: 5,279


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

11.1 Statement regarding computation of earnings per common share
     (filed herewith at page 20).

(b)  REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three months ended
November 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date:  January 12, 1996   /s/      FRANKLIN E. CRAIL
       ----------------   ---------------------------------------
                                   Franklin E. Crail
                         (Chairman of the Board, President and
                                       Treasurer)


Date:  January 12, 1996   /s/     LAWRENCE C. REZENTES
       ----------------   ---------------------------------------
                                  Lawrence C. Rezentes
                               (Vice President - Finance)