Form 10-K
period 1996-02-29
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1996-05-29
CIK 785815

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                                       OF 1934

                     For the fiscal year ended February 29, 1996

                                          OR

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                            Commission file number 0-14749
                            ------------------------------

                        Rocky Mountain Chocolate Factory, Inc.
                        --------------------------------------
                (Exact name of registrant as specified in its charter)

Colorado                                                              84-0910696
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


265 Turner Drive, Durango, Colorado                                        81301
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                    (970) 259-0554
                                   ---------------
                           (Registrant's telephone number)

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                         None

              SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                             Common Stock, $.03 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No      .
                                        -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At May 13, 1996, there were 2,905,149 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and asked prices as quoted on the NASDAQ National Market System on May 13,1996) held by non-affiliates was $11,128,587.

Documents incorporated by reference:  None

                       The Exhibit Index is located on page 47
                 This document contains 149 pages including exhibits

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                             1996 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS
                                                                            Page
                                        PART I


Item 1.  Business..............................................                3
Item 2.  Properties............................................               13
Item 3.  Legal Proceedings.....................................               15
Item 4.  Submission of Matters to a Vote
            of Security Holders................................               15


                                       PART II

Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters.......................                16
Item 6.  Selected Financial Data..............................                18
Item 7.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations.........................                19
Item 8.  Financial Statements.................................                26
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............                41

                                       PART III

Item 10. Directors and Executive Officers of the
            Registrant........................................                41
Item 11. Executive Compensation...............................                43
Item 12. Security Ownership of Certain
            Beneficial Owners and Management..................                44
Item 13. Certain Relationships and Related
            Transactions......................................                45

                                       PART IV

Item 14. Exhibits and Reports on Form 8-K.....................                47

                                       PART I.

                                   ITEM 1. BUSINESS
GENERAL

    Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the "Company" or the "Registrant") manufactures an extensive line of premium chocolate candies and other confectionery products from its own proprietary recipes for sale at its franchised and Company-owned stores. As of April 30, 1996 there were 41 Company-owned and 153 franchised "Rocky Mountain Chocolate Factory" stores operating in 40 states and Canada.

    Approximately 30% of the products sold at the Company-owned and franchised stores are prepared on the premises. The Company believes this in-store preparation creates a special ambiance at "Rocky Mountain Chocolate Factory" stores. The aroma and sight of products being made attract passersby and assures them that those products are indeed fresh.

    The Company believes that its principal competitive strengths lie in its name recognition; its reputation for the quality, variety and taste of its products; the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in manufacturing, merchandising and marketing of chocolate candy products; and the control and training infrastructures it has implemented to assure consistent customer service and execution of successful practices and techniques at its franchised and Company-owned stores. In addition, the Company believes it derives a competitive strength by manufacturing its own products, through which the Company can better maintain its high product quality standards, offer proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

    The Company's revenues come from three principal sources: (i) sales to franchisees of chocolates and other confectionery products manufactured by the Company (53-47-44%); (ii) sales to the public at Company-owned stores of chocolates and other confectionery products (28-37-42%) and (iii) the collection of initial fees and royalties from franchisees (19-16-14%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years 1994, 1995 and 1996, respectively.

    The total U.S. candy market exceeded $14.0 billion of sales in 1994, according to the National Confectionery Association. Candy sales have risen 29% since 1988, with an average annual growth rate of between 4% and 6%, according to United States Department of Commerce figures. According to the Department of Commerce, per capita consumption of chocolate exceeds 10 pounds per year nationally, generating annual sales of approximately $7.0 billion. Sales of chocolate products are expected to grow at a rate of 3% to 4% annually, according to THE CANDY MARKET.

    The Company's executive offices are located at 265 Turner Drive, Durango, Colorado 81301 and its telephone number is (970) 259-0554.

BUSINESS STRATEGY

    The Company's objective is to build on its position as a leading franchisor and operator of retail chocolate stores in the United States and to continually seek opportunities to profitably expand its business. To accomplish this objective, the Company employs a business strategy that includes the following elements:

    PRODUCT QUALITY AND VARIETY. The Company maintains the unsurpassed taste and quality of its candies by using only the finest chocolate and other wholesome ingredients. The Company uses its own proprietary recipes, primarily developed by its master candy maker, who has over 40 years of experience in the confectionery industry. A typical Rocky Mountain Chocolate Factory store offers up to 100 of the Company's chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer more than 15 varieties of premium fudge as well as other products prepared in the store from Company recipes.

    STORE ATMOSPHERE AND AMBIANCE. The Company seeks to establish an enjoyable and inviting atmosphere in each Rocky Mountain Chocolate Factory store. Each store prepares certain products, including fudge, brittles and caramel apples, in the store. Instore preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. The special ambiance of Rocky Mountain Chocolate Factory stores is also achieved through the use of distinctive decor designed to give the store an attractive country Victorian look. The Company's design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented throughout the system.

    SITE SELECTION. Careful selection of a site is critical to the success of a Rocky Mountain Chocolate Factory store. Many factors are considered by the Company in identifying suitable sites, including tenant mix, visibility, attractiveness, accessibility, level of foot traffic and occupancy costs. Final site selection, for both franchised and Company owned stores, occurs only after the Company's senior management has approved the site. The Company believes that the experience of its management team in evaluating a potential site is one of the Company's competitive strengths.

    CUSTOMER SERVICE COMMITMENT. The Company emphasizes excellent customer service and seeks to employ, and to sell franchises to, motivated and energetic people. The Company has implemented sales incentive programs for the employees of franchised and Company owned stores so that the store personnel having direct contact with customers share in the success of their stores. The Company also fosters enthusiasm for its customer service philosophy and the Rocky Mountain Chocolate Factory concept through its annual franchisee convention, annual regional meetings and other frequent contacts with its franchisees and store managers.

    ENHANCED OPERATING EFFICIENCIES. The Company seeks to maximize its profitability by controlling costs and improving the efficiency of its operations. Efforts in the last fiscal year include the purchase of additional automated equipment such as a computer controlled shell filling machine for truffles, a candy bar molding machine, an automated pre-mixer to mix chocolate and nuts and an automated tempering machine to control the tempering of the chocolate used in the manufacture of the Company's products. These items enable the Company to produce certain of its products much more quickly and at a lower cost. In March 1996, the Company implemented a comprehensive MRP II forecasting, planning, scheduling and reporting system to improve the efficiency of manufacturing operations. The Company in the spring of calendar year 1995, completed a factory expansion and expanded its operation of a small fleet of trucks for the shipment of its products. These measures have significantly improved the Company's ability to deliver its products to franchised and Company owned stores safely, quickly and cost-effectively.

EXPANSION STRATEGY

    The Company opened its first Rocky Mountain Chocolate Factory store in 1981 and at the end of fiscal 1992 had a total of 72 stores, most of which were franchised. Over the last four years, the Company has increased its total number of stores to 194. Key elements of the Company's expansion strategy include:

    AGGRESSIVE, BALANCED GROWTH. The Company's expansion strategy is to balance the growth of its Company-owned and franchised stores by increasing its emphasis on Company-owned store expansion. A Company-owned store provides a greater potential economic return to the Company than does a franchised store. In many cases, the Company is able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might jeopardize the Company's ability to secure the site. Company-owned stores also provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. The Company will continue to open additional franchised stores, which enable the Company to expand its system more quickly with no capital investment. The Company believes that its recent factory expansion has provided the manufacturing capacity necessary to support the Company's expansion plans for the next several years.

    HIGH TRAFFIC ENVIRONMENTS. The Company currently establishes franchised and Company-owned stores in three primary environments: factory outlet malls, tourist environments and regional malls, with a particular focus on factory outlet mall locations. Although each of these environments has a number of attractive features, including a high level of foot traffic, the factory outlet mall environment currently offers the best combination of tenant mix, customer spending characteristics and favorable occupancy costs. The Company has established a business relationship with the major outlet mall developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

    NAME RECOGNITION AND NEW MARKET PENETRATION. The Company believes the visibility of its stores and the high tourist traffic at its factory outlet mall and tourist locations has generated strong name recognition and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western United States and the Rocky Mountains, but recent growth has generated a gradual easterly momentum as new Company-owned and franchised stores have been opened in the eastern half of the country. This growth has further increased the Company's name recognition and demand for its franchises. The Company believes its growing name recognition will facilitate the continued expansion of the Rocky Mountain Chocolate Factory system into new market areas.

    NEW STORE CONCEPT. The Company has developed a new store concept, Fuzziwigs-TM-, which it believes may allow it to expand its presence in its existing market environments, particularly regional malls. The concept uses creative lighting, music, animation and movement to entertain customers and appeal to both children and adults. A total of three FuzziwigsTM stores were in operation at April 30, 1996, in Phoenix, Arizona; Michigan City, Indiana; and Jeffersonville, Ohio. The new self-serve store concept sells a line of hard conventional and unusual/nostalgic candies much different from candies sold at existing Rocky Mountain Chocolate Factory stores. Initial indications are that the new concept does not compete with existing Rocky Mountain Chocolate Factory stores.

    The following table sets forth the number of Rocky Mountain Chocolate Factory stores opened and closed during the last five fiscal years:


                                            YEAR ENDED FEBRUARY 28 OR 29,
                                    --------------------------------------------
                                   1992      1993      1994      1995      1996
                                   ----      ----      ----      ----      ----
Company-owned stores:
  Opened. . . . . . . . . . . . .     5         1         8        13        20
  Closed. . . . . . . . . . . . .     0         1         1         1         2
  Acquired from franchisees . . .     1         0         0         1         2
  Sold to franchisees . . . . . .     0         2         1         4         0
  Total open at year end. . . . .     9         7        13        22        42
Franchised stores:. . . . . . . .
  Opened. . . . . . . . . . . . .     8        18        30        30        27
  Closed. . . . . . . . . . . . .     5         2         6         8         5
  Acquired from Company . . . . .     0         2         1         4         0
  Sold to Company . . . . . . . .     1         0         0         1         2
  Total open at year end. . . . .    63        81       106       131       151
System-wide stores: . . . . . . .
  Opened. . . . . . . . . . . . .    13        19        38        43        47
  Closed. . . . . . . . . . . . .     5         3         7         9         7
    Total open at year end. . . .    72        88       119       153       193


    As of April 30, 1996, the Company had signed leases for 15 additional Company-owned stores (all in factory outlet malls) and 15 additional franchised stores, and is currently completing the screening of qualified franchisees to operate such franchised stores. In addition, the Company is in the process of negotiating leases for 20 additional Company-owned or franchised stores, 15 of which will be in factory outlet malls. Implementation of the Company's expansion plans is subject to various contingencies, including the availability of suitable sites and of qualified franchisees.

STORE CONCEPT

    The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory stores. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel make fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large marble tables, and are often invited to sample the store's products. The Company believes that an average of approximately 30% of the revenues of Company-owned and franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.

    Rocky Mountain Chocolate Factory stores have a distinctive country
Victorian decor, which further enhances their friendly and enjoyable atmosphere. Each store includes finely-crafted wood cabinetry, copper and brass accents, etched mirrors and large marble tables on which fudge and other products are made. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, the Company's design staff provides working drawings and specifications and approves the construction plans for each new franchised or Company-owned store. The Company also controls the signage and building materials that may be used in the stores.

    The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season. The Company's average cash investment for the Company-owned stores opened during 1996, excluding pre-opening costs but including initial inventories, was approximately $142,000.

PRODUCTS AND PACKAGING

    The Company typically produces approximately 250 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company's master candy maker. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company also produces custom-molded theme candy bars tailored to promotional concepts of individual stores. During the Christmas, Easter and Valentine's Day holiday seasons, the Company may make as many as 300 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to 200 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that approximately 50% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company's factory, 30% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 20% by products, such as ice cream, soft drinks and other sundries, purchased from approved suppliers.

    The Company uses only the finest chocolates, nut meats and other wholesome ingredients in its candies. In February 1995 the Company's Valentine's Day gift-boxed chocolates were awarded MONEY MAGAZINE'S top rating and were described as having "superior flavor" which is "intense" and "natural." The Company continually strives to offer new confectionery products in order to maintain the excitement and appeal of its products.

    Chocolate candies manufactured by the Company are sold at Company-owned and franchised stores at prices ranging from $11.00 to $16.00 per pound, with an average price of $12.00 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all its products.

    The Company's in-house graphics designers create packaging that reflects the country Victorian theme of its stores. The Company develops special packaging for the Christmas, Valentine's Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year. The Company's new packaging for its Rocky Mountain Mints in 1995 received the AWARD OF EXCELLENCE from the National Paperbox Association.

OPERATING ENVIRONMENTS

    The Company currently establishes franchised and Company-owned stores in three primary environments: factory outlet malls, tourist areas and regional malls, with a particular focus on factory outlet mall locations. Although each of these environments has a number of attractive features, including high levels of foot traffic, the factory outlet mall environment currently offers the best combination of tenant mix, customer spending characteristics and favorable occupancy costs.

    FACTORY OUTLET MALLS. There are approximately 325 factory outlet malls in the United States, and as of April 30, 1996, there were Rocky Mountain Chocolate Factory stores in approximately 100 of these malls in 40 states. Management believes that approximately 25 new factory outlet locations will be established each year for at least the next several years. The Company has established business relationships with the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for Rocky Mountain Chocolate Factory stores, management believes the Company's relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

    TOURIST AREAS. As of April 30, 1996, there were approximately 60 Rocky Mountain Chocolate Factory stores in franchised locations considered to be tourist areas, including Aspen, Colorado; Fisherman's Wharf in San Francisco, California; and the Riverwalk in San Antonio, Texas. Although some have short selling seasons, many tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company's visibility and name recognition. The Company believes there are significant opportunities to expand into additional tourist areas with high levels of foot traffic.

    REGIONAL MALLS. There are approximately 2,500 regional malls in the United States, and as of April 30, 1996, there were Rocky Mountain Chocolate Factory stores in approximately 29 of these, including the franchised locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve expensive rent structures rendering economic criteria for investment in such locations more difficult to satisfy.

    The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores or the sale of the Company's products, such as airports, sports arenas and corporate sales. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada.

FRANCHISING PROGRAM

    GENERAL. The Company believes it has excellent relations with its franchisees. The Company's philosophy is one of service and commitment to its franchise system, and it continuously seeks to improve its franchise support services. The Company's concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 1995, Rocky Mountain Chocolate Factory was rated seventh in SUCCESS MAGAZINE'S "Franchise Gold 100" most desirable franchises. As of April 30, 1996, there were 155 franchised stores in the Rocky Mountain Chocolate Factory system.

    FRANCHISEE SOURCING AND SELECTION. The majority of new franchises are awarded to persons referred by existing franchisees, to interested consumers who have visited Rocky Mountain Chocolate Factory stores and to existing franchisees. The Company also advertises for new franchisees in national and regional newspapers as suitable potential store locations come to the Company's attention. Franchisees are approved by the Company on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with the Company's operating philosophy. Currently, 18 domestic franchisees own two or more Rocky Mountain Chocolate Factory stores and 120 domestic franchisees own a single store. The largest number of stores owned by a single domestic franchisee is 5 .

    In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. The agreement requires the franchise developer to open a minimum of 20 stores over a five year period and to comply with certain minimum purchase requirements. As of April 30, 1996, there were 17 Canadian stores in operation.

    TRAINING AND SUPPORT. Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a 10-day comprehensive training program in store operation and management. The Company has established a training center at its Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include the Company's philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to Company operations by working in key factory operational areas and by meeting with each member of the senior management of the Company. Training continues through the opening of the store, where Company field personnel assist and guide the franchisee in all areas of operation.

    The Company's operating objectives include providing Company knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in the Company's proven techniques.

    The Company provides ongoing support to franchisees through its five district managers, who maintain regular and frequent communication with the stores by phone and by site visits. The district managers also review and discuss with the franchisee store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs. The Company has developed a handbook containing a "pre-packaged" local store marketing plan, which allows franchisees to implement cost-effective promotional programs that have proven successful in other Rocky Mountain Chocolate Factory stores.

    Regional conferences are held each fall with a focus on holiday merchandising techniques in preparation for the fall and Christmas holidays. Additionally, the Company holds an annual convention each May, at which seminars and workshops are presented on subjects considered vital to continuing improvement in operating results of Rocky Mountain Chocolate Factory stores.

    QUALITY STANDARDS AND CONTROL. The franchise agreement requires franchisees to comply with the Company's procedures of operation and food quality specifications and to permit audits and inspections by the Company.

    Operating standards for Rocky Mountain Chocolate Factory stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising and advertising and accounting procedures. Through their regular visits to franchised stores, Company district managers audit performance and adherence to Company standards. The Company has the right to terminate any franchise agreement for non-compliance with the Company's operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from the Company or from approved suppliers.

    THE FRANCHISE AGREEMENT: TERMS AND CONDITIONS. The domestic offer and sale of Rocky Mountain Chocolate Factory franchises is made by its Uniform Franchise Offering Circular prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchisor to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

    Under the current form of domestic franchise agreement, franchisees pay the Company (i) an initial franchise fee of $19,500 for each store, (ii) royalties equal to 5% of monthly gross sales, and (iii) a marketing fee equal to 1% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Rocky Mountain Chocolate Factory stores only in the immediate vicinity of their stores. Chocolate products not made on the premises by franchisees must be purchased from the Company or approved suppliers.

    (The franchise agreement for the Company's Fuzziwigs-TM- new store concept is currently under development but is expected to provide for an initial franchise fee of $25,000 for each new store and royalties equal to 7% of monthly gross sales. Other terms are expected to be substantially the same as the Company's existing form of franchise agreement. The Company expects to begin sale of Fuzziwigs-TM- franchises in May of 1996).

    The franchise agreement requires franchisees to comply with the Company's procedures of operation and food quality specifications, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect from time to time for the Rocky Mountain Chocolate Factory system. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the Rocky Mountain Chocolate Factory system. The Company's ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business - Regulation."

    The agreement prohibits the transfer or assignment of any interest in a franchise without the prior written consent of the Company. The agreement also gives the Company a right of first refusal to purchase any interest in a franchise if a proposed transfer would result in a change of control of that franchise. The refusal right, if exercised, would allow the Company to purchase the interest proposed to be transferred under the same terms and conditions and for the same price as offered by the proposed transferee.

    The term of each franchise agreement is five years, and franchisees generally have the right to renew for two successive five-year terms. The Company's agreements with 8 franchisees will expire in fiscal year 1997. The Company anticipates that substantially all such agreements will be renewed.

    FRANCHISE FINANCING. The Company does not provide prospective franchisees with financing for their stores, but has developed relationships with two national sources of franchisee financing to whom it will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required the Company's assistance.

COMPANY STORE PROGRAM

    GENERAL. As of April 30, 1996, there were 41 Company-owned Rocky Mountain Chocolate Factory stores. Although Company-owned stores require an initial capital outlay by the Company, they also provide a greater potential economic return to the Company than franchised stores. The average cost to the Company in fiscal 1996 of opening a new Company-owned store was approximately $142,000 for its chocolate stores and $225,000 for its Fuzziwigs-TM- stores, excluding pre-opening costs but including initial inventories.

    Company-owned stores also provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. In many cases, the Company is able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might jeopardize the Company's ability to secure the site.

    Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "-Quality Standards and Control." The Company's Director of Company Stores and his staff regularly visit Company-owned stores to ensure compliance with Company standards and procedures and to provide advice and support.

    FUZZIWIG'S NEW CONCEPT STORE. The Company has developed and opened a new store concept called Fuzziwigs-TM-, which it believes may allow it to expand its presence in its existing market environments, particularly regional malls. The new concept uses creative lighting, music, animation and movement to entertain customers. The Company believes the new concept appeals to children and adults of all ages. The new store concept sells a different line of candies than the Company's current concept, and initial indications are that the new concept does not compete with existing Rocky Mountain Chocolate Factory Stores.

    A total of three Fuzziwigs-TM- stores (all Company-owned) were in operation at April 30, 1996 in Phoenix, Arizona; Michigan City, Indiana; and Jeffersonville, Ohio. It cost an average of $225,000 to establish each store including inventories but excluding pre-opening costs.

    The Company expects to begin franchising the new concept in May, 1996 under proposed terms of the franchise agreement as discussed above, and intends to both franchise and operate as Company-owned stores the new concept. The Company believes that the new store concept can be operated successfully in most locations in which Rocky Mountain Chocolate Factory stores currently operate. The Company believes that significant economic advantage will be provided where a franchisee or Company-owned store manager is able to manage concurrently employees of both a new concept store and a traditional Rocky Mountain Chocolate Factory store in a single regional or factory outlet mall or other location.

MANUFACTURING OPERATIONS

    GENERAL. The Company manufactures its products at its factory in Durango, Colorado for sale to franchisees and for retail sale at Company-owned stores. All products are produced consistent with the Company's philosophy of using only the finest, highest quality ingredients with no artificial preservatives to achieve its marketing motto of "the peak of perfection in handmade chocolates."

    In fiscal 1996, the Company produced approximately 1.6 million pounds of candy and anticipates producing approximately 1.9 million pounds in fiscal 1997. Current factory capacity is approximately 3.5 million pounds per year.

    It has always been the belief of management that the Company should control the manufacturing of its own products. By controlling manufacturing, the Company can better maintain its high product quality standards, offer proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

    MANUFACTURING PROCESSES. The manufacturing process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and the Company employs strict quality control procedures at every stage of the manufacturing process. The Company uses a combination of manual and automated processes at its factory. Although the Company believes that it is currently preferable to manufacture certain products by hand, such as dipping of some large pieces, automation increases the speed and efficiency of the manufacturing process. The Company has from time to time automated processes formerly performed by hand where it has become cost-effective for the Company to do so without compromising product quality or appearance. Recent examples include the purchase of a computer-controlled shell filling machine for truffles and a molding machine for candy bars, which enable the Company to produce these candies much more quickly and at a lower cost.

    The Company seeks to ensure the freshness of products sold in Rocky
Mountain Chocolate Factory stores with frequent shipments and production schedules that are closely coordinated with projected and actual orders. In March of 1996, the Company implemented a comprehensive MRP II forecasting, planning, scheduling and reporting system to improve the efficiency of manufacturing scheduling of production. Franchised and Company-owned stores place orders to the Company's factory several times per month, on average, and the Company generally ships its candies within five working days after the order is received. Finished candies remain in inventory an average of one to four weeks prior to shipment. Most Rocky Mountain Chocolate Factory stores do not have significant space for the storage of inventory, and the Company encourages franchisees and store managers to order only the quantities that they can reasonably expect to sell within approximately two to four weeks. For these reasons, the Company generally does not have a significant backlog of orders.

    INGREDIENTS. The principal ingredients used by the Company are chocolate, nuts, sugar, corn syrup, peanut butter, cream and butter. The factory receives shipments of ingredients daily. To ensure the consistency of its products, the Company buys ingredients from a limited number of reliable suppliers. In order to assure a continuous supply of chocolate and certain nuts, the Company frequently enters into purchase contracts for these products having durations of six to 18 months. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall. The Company has one or more alternative sources for all essential ingredients and therefore believes that the loss of any supplier would not have a material adverse effect on the Company and its results of operations. The Company currently also purchases small amounts of finished candy from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores.

    FACTORY AND TRUCKING OPERATIONS. The Company in fiscal 1996 expanded its factory from 27,000 square feet to 53,000 square feet, which provided space for additional automated equipment and for warehousing of ingredients and finished candies prior to shipment. Beginning in fiscal 1994, the Company also began operating several trucks and now ships a substantial portion of its products from the factory on its own trucks. The Company's trucking operations and recent factory expansion have significantly improved the Company's ability to deliver its products to the stores quickly and cost-effectively.

MARKETING

    The Company relies primarily on in-store promotion and point-of-purchase materials to promote the sale of its products. The monthly marketing fees collected from franchisees are used by the Company to develop new packaging and in-store promotion and point-of-purchase materials, and to create and update the Company's local store marketing handbooks.

    The Company focuses on local store marketing efforts by providing customizable marketing materials, including advertisements, coupons, flyers and mail order catalogs generated by its in-house Creative Services department. The department works directly with franchisees to implement local store marketing programs.

    The Company aggressively seeks low cost, high return publicity opportunities through its in-house public relations staff by participating in local and regional events, sponsorships and charitable causes. The Company has not historically and does not intend to engage in regional or national advertising in the immediate future.

    The Company has not historically and does not intend to engage in regional or national print, radio or television advertising.

COMPETITION

    The retailing of confectionery products is highly competitive. The Company and its franchisees compete with numerous businesses that offer confectionery products. Many of these competitors have greater name recognition and financial, marketing and other resources than the Company. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees. Competitive market conditions could adversely affect the Company and its results of operations and its ability to expand successfully.

    The Company believes that its principal competitive strengths lie in its name recognition and its reputation for the quality, value, variety and taste of its products and the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in merchandising and marketing of chocolate candy products; and the control and training infrastructures it has implemented to assure execution of successful practices and techniques at its franchised and Company-owned store locations. In addition, by controlling the manufacturing of its own products, the Company can better maintain its high product quality standards, offer proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

TRADE NAME AND TRADEMARKS

    The trade name "Rocky Mountain Chocolate Factory" and the phrases "The Peak of Perfection in Handmade Chocolates" and "America's Chocolatier", and as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are proprietary rights of the Company. All of the foregoing are believed to be of material importance to the Company's business. The registration for the trademark "Rocky Mountain Chocolate Factory" and "Fuzziwig's" has been granted in the United States and Canada. Applications have been filed to register the trademarks in certain foreign countries.

    The Company has not attempted to obtain patent protection for the proprietary recipes developed by the Company's master candy-maker and is relying upon its ability to maintain the confidentiality of those recipes.



EMPLOYEES

    At April 30, 1996, the Company employed 402 persons, of whom 288 were store employees, 80 were factory workers and 34 were corporate personnel. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

    The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

SEASONAL FACTORS

    The Company's sales and earnings are seasonal, with significantly higher sales and earnings occurring during the Christmas and summer vacation seasons than at other times of the year, which causes fluctuations in the Company's quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of the Company's business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

REGULATION

    Each of the Company-owned and franchised stores is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining the required licensing or approvals could delay or prevent the opening of new stores. New stores must also comply with landlord and developer criteria.

    Many states have laws regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises. The Company is also subject to the Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises and ongoing disclosure obligations.

    Additionally, certain states have enacted and others may enact laws and regulations governing the termination or nonrenewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. Although these laws and regulations, and related court decisions, may limit the Company's ability to terminate franchises and alter franchise agreements, the Company does not believe that such laws or decisions will have a material adverse effect on its franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and the Company is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisors.

    Federal and state environmental regulations have not had a material impact on the Company's operations but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new stores.

    Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of the Company's facilities for an indeterminate period of time.

    The Nutrition Labeling and Education Act of 1990 became effective May 8, 1994. Pursuant to the Act, the Company has filed a "Small Business Food Labeling Exemption Notice" with the U.S. Food and Drug Administration, which exempts the Company's current packaged products from Nutrition Labeling requirements.

    The Company provides a limited amount of trucking services to third parties, to fill available space on the Company's trucks. The Company's trucking operations are subject to various federal and state regulations, including regulations of the Federal Highway Administration and other federal and state agencies applicable to motor carriers, safety requirements of the Department of Transportation relating to interstate transportation and federal, state and Canadian provincial regulations governing matters such as vehicle weight and dimensions.

    The Company believes it is operating in substantial compliance with all applicable laws and regulations.

RECENT FINANCINGS

    In September and October 1995, the Company completed a public offering of common stock which provided it with net proceeds after offering expenses of approximately $4.8 million. Approximately $1.5 million of these net proceeds was utilized to retire then-existing debt. The balance of approximately $3.3 million augmented the Company's working capital reserves, and was used in part for Company-owned store expansion.

    In April 1996, the Company refinanced existing debt including its 20-year real estate mortgage loan ($1.6 million principal outstanding at the date of refinancing) and Chattel mortgage term loan ($.7 million principal outstanding at the date of refinancing) under the following terms:
    (1) Real Estate Mortgage loan; term 20 year; interest rate 8 1/4% per annum fixed; rate adjustment on each 5 year anniversary date to then-existing prime
    (2)  Chattel mortgage term loan; term 6 years; interest rate 8 1/4% fixed

    Additionally, in April, 1996, the Company secured the following incremental financing to finance its fiscal 1997 growth objectives in the establishment of additional Company-owned Rocky Mountain Chocolate Factory and Fuzziwig's stores and to support its working capital needs.
    (1) Working capital availability line of credit; $2,000,000; interest rate at prime; secured by accounts receivable and inventory; line must be rested for at least 60 consecutive days in any 12 month period; balance owed at April 30, 1996, zero;
    (2) Fixed Asset availability line of credit; $500,000; interest rate 8 1/2% per annum fixed; secured by furniture, fixtures and equipment purchased or to be purchased by the Company; term 5 years; balance owed at April 30, 1996, $500,000;
    (3) Fixed Asset availability line of credit; $2,500,000; 8.9% per annum fixed; secured by furniture, fixtures and equipment purchased or to be purchased by the Company; term 7 years; balance owed at April 30, 1996, $1,500,000;
    (4) Fixed Asset availability line of credit; $2,000,000; 8.3% per annum interest rate fixed; secured by furniture, fixtures and equipment to be purchased by the Company; term 6 years; balance owed at April 30, 1996, zero.

                                  ITEM 2. PROPERTIES

FACTORY CAPACITY AND EXPANSION

    The Company's manufacturing operations and corporate headquarters are located at the Company's Durango, Colorado facility. The Company expanded its factory in fiscal year 1995 from its then 27,000 square feet to its current 53,000 square feet. This expansion was substantially completed by February 1995 and increased the production capacity of the factory to an estimated

3.5 million pounds per year. In addition, the Company purchased, as an integral part of the expansion, equipment to automate certain of its production processes and additional equipment to allow it to produce products such as candy bars that it previously purchased from outside vendors. The decision to expand the factory and to procure additional machinery and equipment was based on the Company's assessment that full efficient utilization had been made of the then-existing facility at 11/2 shifts per day operation, due in particular to the limiting constraint of product shipping and receiving areas. It was based, additionally, on calculated increased manufacturing direct labor and other efficiencies anticipated to result from the expansion and investment in equipment estimated by the Company to produce approximately $.15 savings for each pound of chocolate produced. The Company believes that its current facilities are adequate to support its operations and system expansion for the next several years.

MANUFACTURING PERFORMANCE AND PROGRAM FOR IMPROVEMENT

    The Company, in fiscal 1996, experienced a decline in factory margins produced by the combined effects of increased material usage and lesser labor efficiencies in the production of the Company's products than that existing in the prior fiscal year. Additionally, increased manufacturing overhead cost relative to pounds of product produced contributed to this factory margin decline.

    The Company has effected a concerted plan to correct for its reduced factory margins as follows:
    (1) The Company has hired a New Vice President - Operations, a former Senior Manufacturing Manager with See's Candies, with extensive experience in chocolate candy manufacturing process improvement, manufacturing management and control, with the goal of challenging existing manufacturing practices and assessing the effectiveness of existing manufacturing processes used by the Company in the manufacture of its products;
    (2) The Company has effected a comprehensive MRP II-based forecasting, planning, scheduling and reporting system to improve the effectiveness and efficiency of factory operations;
    (3) The Company has strongly enhanced the visibility of and accountability for the achievement of daily factory material utilization and labor efficiency performance standards by factory supervisors and employees.

    These actions are intended to return factory gross margin performance to that existing previously through the combined impact of improvement in manufacturing practices and processes, improved manufacturing scheduling and logistics, and accountability for the achievement of manufacturing performance standards by manufacturing supervisors and employees. The Company is continuing to investigate the causes producing these unfavorable labor efficiency and material utilization effects. There can be no guarantee, however, that Company efforts will be successful or that reduced gross margin performance at the Factory will not continue.

    For further discussion of the impact of reduced factory margins on financial condition and results of operations and of the plan to correct for reduced factory margins, see item 7 of this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LEASE COMMITMENTS

    As of April 30, 1996, all 41 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

    The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. New locations, however, are increasingly requiring the Company to act as primary lessee, particularly in the factory outlet environment which has become the Company's focus. At April 30, 1996, the Company was the primary lessee at 48 of its 153 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of the Company's rental obligations under leases on both Company-owned and franchised stores, see Note D to the Financial Statements contained elsewhere in this Report.

                              ITEM 3. LEGAL PROCEEDINGS


LEGAL PROCEEDINGS

    The Company is not currently involved in any legal proceedings that are material to the Company's business or financial condition.


             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                       PART II

                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

    On July 28, 1994, the Company's Common Stock began trading on the National Market System of The National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Prior to that date, the Common Stock was traded over-the-counter on NASDAQ. The trading symbol for the Common Stock, which did not change, is "RMCF." Until March 17, 1995 the Company's $1.00 Cumulative Convertible Preferred Stock ("Preferred Stock") also traded on such markets under the symbol "RMCFP". On February 15, 1995, the Company called for redemption on March 17, 1995 all outstanding shares of its Preferred Stock at a redemption price of $10.41, including accrued dividends. As of February 28, 1995 14,610 shares of Preferred Stock were outstanding and as of March 17, 1995, all shares of Preferred Stock had been converted or redeemed by the Company and the Preferred Stock was de-listed from the NASDAQ National Market System.

    On January 17, 1996 the Company purchased on the open market 125,000 shares of its common stock at a price of $8.09/share. The company made this purchase because the Company felt and continues to feel that its common stock is undervalued, as well as to signal its belief to the market.

    The table below sets forth high and low bid information for the Common Stock as quoted on NASDAQ for each quarter of fiscal years 1995 and 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Fiscal Year Ended February 28, 1995              HIGH               LOW
- -----------------------------------              ----               ---

  FIRST QUARTER
  Common Stock...........................        12                11 1/2

  SECOND QUARTER
  Common Stock...........................        12 1/2            11 1/2

  THIRD QUARTER
  Common Stock...........................        13 1/2            11 3/4

  FOURTH QUARTER
  Common Stock...........................        13 1/2            13 1/4


Fiscal Year Ended February 29, 1996              HIGH               LOW
- -----------------------------------              ----               ---

  FIRST QUARTER
  Common Stock...........................        15 3/4            13 1/2

  SECOND QUARTER
  Common Stock...........................        18 1/2            15 3/4

  THIRD QUARTER
  Common Stock...........................        17 1/2              12

  FOURTH QUARTER
  Common Stock...........................        12 1/4              8


    On May 13, 1996 the closing bid price for the Common Stock as reported on the NASDAQ National Market System was $7.

(B)  HOLDERS

    On May 13, 1996 there were approximately 385 record holders of the Company's Common Stock. The Company believes that there are more than 830 beneficial owners of its Common Stock.

(C)  DIVIDENDS

    The Company has not paid since its inception, nor does it intend to pay in the foreseeable future, cash dividends on its Common Stock. Any future earnings will be retained for use in the Company's business.

                           ITEM 6. SELECTED FINANCIAL DATA

                 (In thousands, except per share data and store data)

    The selected financial data presented below for the fiscal years ended February 28 or 29, 1992 through 1996, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent auditors. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                   YEAR ENDED FEBRUARY 28 OR 29,
                                                                                   ------------------------------
                                                                  1992          1993          1994          1995          1996
                                                                  ----          ----          ----          ----          ----
STATEMENT OF INCOME DATA:
  Revenues:
   Factory sales. . . . . . . . . . . . . . . . . . . . . .      $ 3,023       $ 3,798       $ 4,998       $ 6,399        $8,156
   Retail sales . . . . . . . . . . . . . . . . . . . . . .        1,570         1,763         2,642         5,028         7,939
   Royalties and marketing fees . . . . . . . . . . . . . .          909         1,000         1,233         1,607         2,034
   Franchise fees . . . . . . . . . . . . . . . . . . . . .          208           437           488           582           614
                                                                   -----        -----         -----        ------        ------
      Total revenues. . . . . . . . . . . . . . . . . . . .        5,710         6,998         9,361        13,616        18,743
                                                                   -----        -----         -----        ------        ------
  Costs and expenses:
   Cost of chocolate sales. . . . . . . . . . . . . . . . .        3,021         3,506         4,530         5,986         8,599
   Franchise costs. . . . . . . . . . . . . . . . . . . . .          772           929         1,008         1,377         1,803
   General and administrative expenses. . . . . . . . . . .          817           815           969         1,234         1,437
   Retail operating expenses. . . . . . . . . . . . . . . .        1,069         1,245         1,603         2,749         4,746
                                                                   -----        -----         -----        ------        ------
      Total costs and expenses. . . . . . . . . . . . . . .        5,679         6,495         8,110        11,346        16,585
                                                                   -----        -----         -----        ------        ------
  Operating income. . . . . . . . . . . . . . . . . . . . .           31           503         1,251         2,270         2,158
Other income (expense):
   Interest expense . . . . . . . . . . . . . . . . . . . .          (85)         (101)          (88)         (153)         (300)
   Interest income. . . . . . . . . . . . . . . . . . . . .           20             5            10            23            58
                                                                      --            -            --            --            --
      Total other income (expense). . . . . . . . . . . . .          (65)          (96)          (78)         (130)         (242)
                                                                    ----         ----          ----         -----         -----

  Income (loss) before income tax expense . . . . . . . . .          (34)           407         1,173         2,140         1,916
  Income tax expense. . . . . . . . . . . . . . . . . . . .            _             3        311(1)           790           708
                                                                    -----        -----         -----        ------        ------
  Net income (loss) . . . . . . . . . . . . . . . . . . . .         $(34)          $404          $862       $ 1,350         1,208
                                                                    -----        -----         -----        ------        ------
                                                                    -----        -----         -----        ------        ------

  Income (loss) per common share -- fully diluted . . . . .        $(.10)          $.14          $.32          $.49          $.42
                                                                    -----         ----          ----          ----          ----
                                                                    -----         ----          ----          ----          ----
  Weighted average number of common shares
  outstanding -- fully diluted. . . . . . . . . . . . . . .        1,527         2,459         2,533         2,726         2,890

STORE DATA:
  Number of stores open at end of period:
   Company-owned. . . . . . . . . . . . . . . . . . . . . .            9             7            13            22            42
   Franchised . . . . . . . . . . . . . . . . . . . . . . .           63            81           106           131           151
                                                                      --           --           ---           ---           ---
      Total . . . . . . . . . . . . . . . . . . . . . . . .           72            88           119           153           193
                                                                      --            --           ---           ---           ---
                                                                      --            --           ---           ---           ---

SYSTEM-WIDE REVENUES: . . . . . . . . . . . . . . . . . . .      $15,439       $19,886       $26,011       $35,612       $46,880
                                                                 -------       -------       -------       -------       -------
                                                                 -------       -------       -------       -------       -------

                                                                                            FEBRUARY 28 OR 29
                                                                                            -----------------
                                                                  1992          1993          1994          1995          1996
                                                                  ----          ----          ----          ----          ----

BALANCE SHEET DATA:
   Working capital. . . . . . . . . . . . . . . . . . . . .       $1,118        $1,716        $1,889       $ 1,627       $ 2,043
   Total assets . . . . . . . . . . . . . . . . . . . . . .        4,381         4,496         6,024        10,181        16,314
   Long-term debt (excluding current portion) . . . . . . .          985         1,000           604         2,314         2,184
   Stockholders' equity . . . . . . . . . . . . . . . . . .        2,445         2,881         4,143         5,907        11,117


                     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    1996 COMPARED TO 1995

RESULTS SUMMARY

    The Company reported net income of $1,207,745 for fiscal 1996 in comparison with $1,350,432 for fiscal 1995; a decrease of $142,687 and 10.6%.

    The following presents an outline of the causes of the decline in net income together with the corrective actions taken by the Company to correct for these:

CAUSE:
    A decline in factory margins produced primarily by the combined effects of increased material usage and lesser labor efficiencies than that existing in the prior fiscal year. Additionally increased manufacturing overhead cost relative to pounds of product produced contributed to this factory margin decline.

CORRECTIVE ACTIONS:
    The Company has effected a concerted plan to correct for its reduced factory margins as follows:
    (1) The Company has hired a Vice President - Operations, a former Senior Manufacturing Manager with See's Candies, with extensive experience in chocolate candy manufacturing process improvement, manufacturing management and control, with the goal of challenging existing manufacturing practices and assessing the effectiveness of existing manufacturing processes used by the Company in the manufacture of its products (see part III Item 10. "Directors and Officers of the Registrant");
    (2) The Company has effected a comprehensive MRP II-based forecasting, planning, scheduling and reporting system to improve the effectiveness and efficiency of factory operations;
    (3) The Company has strongly enhanced the visibility of and accountability for the achievement of daily factory material utilization and labor efficiency performance standards by factory supervisors and employees.

    These actions are intended to return factory gross margin performance to that existing previously through the combined impact of improvement in manufacturing practices and processes, improved manufacturing scheduling and logistics, and accountability for the achievement of manufacturing performance standards by manufacturing supervisors and employees. The Company is continuing to investigate the causes producing these unfavorable labor efficiency and material utilization effects. There can be no guarantee, however, that Company efforts will be successful or that reduced gross margin performance at the factory will not continue.

    The Company, further, has increased its prices on its products by an average of 2.6% effective January 1, 1996.

CAUSE:
    Higher Company-owned store expense relative to revenues resulting from delay in new Company-owned store openings in comparison with planned openings and as a result of unusually warm summer weather. Both of these factors caused Company-owned store revenues to be lower than anticipated.

CORRECTIVE ACTION:

    (1) Delay in Company-owned store openings resulted from delay in availability of space from developers. The Company has secured locations from developers in support of its planned store establishment for fiscal 1997. Although the Company is unaware of any forthcoming delays in the availability of space by developers, the Company is unable to compensate for the effect of such delays if they occur. There can be no guarantee that the Company will not experience additional delays in store openings in fiscal 1997;
    (2) The Company has focused its attention on effecting daily monitoring and follow-up of sales performance at each store in total, by product category and by employee through the use of a new Point-of-Sale system in place at each Company-owned store. This system provides a remote dial-up communications link with each Company-owned store from Company headquarters and provides daily reporting of sales results in total, by product category and by employee at each store.

    Below is a detailed analysis of financial results by revenue, cost of revenue and expense line item:

REVENUES

    Revenue results by revenue component for fiscal 1996 in comparison with fiscal 1995 are as follows ($000):


Revenue Component      1996           1995          Change         Change%
- -----------------      ----           ----          ------         -------
Factory Sales       $ 8,156.5      $ 6,399.3       $1,757.2          27.5%

Royalty and
Marketing Fees        2,034.0        1,606.6          427.4          26.6%

Franchise Fees          614.3          581.9           32.4           5.6%

Retail Sales          7,938.5        5,028.3        2,910.2          57.9%
                     --------        -------        -------         ------

  Total             $18,743.3      $13,616.1       $5,127.2          37.7%
                    ---------      ---------       --------         ------


FACTORY SALES

    Factory sales represent candy sales to the Company's franchised store locations. Significantly increased factory sales resulted primarily from the larger number of franchised stores in existence throughout the year (151 franchised stores franchised at February 29, 1996 in comparison with 131 at February 28, 1995) as augmented by the impact of an approximate 2% price increase effected in April 1995. Same store pounds purchased declined by 1% in fiscal 1996. When computing same store pounds purchased from the factory, purchases by franchised stores open for 12 months in each period are compared.

ROYALTY AND MARKETING FEES AND FRANCHISE FEES

    Increased royalty and marketing fees resulted from the combined impact of a larger number of franchised stores in existence throughout the year together with an increase in same store retail sales of approximately 2.8%. The Company sold 41 new franchise locations in fiscal 1996 in comparison with 39 in fiscal 1995 resulting in the increased franchise fee revenue shown, in combination with the effect of higher balance - due revenue recognition on franchises previously sold: $5,000 is earned upon franchise agreement signing with the balance of $14,500 earned upon signing of the lease of the facility representing the franchised location.

RETAIL SALES

    Retail sales of Company-owned stores increased as a result of a larger number of Company stores in existence throughout the year (42 stores existed at February 29, 1996, in comparison with 22 in existence at February 28, 1995) in fiscal 1996 in comparison with the prior fiscal year coupled with a same store retail sales increase of 4%.

    The Company anticipates continued significant growth in all revenue categories as a result of increased franchise sales revenues, increased franchised and Company store openings, and the increased factory sales which will result from the product needs of these additional stores. Additional royalties are also projected to be derived from higher projected total franchise system retail sales.

COSTS AND EXPENSES

    COST OF CHOCOLATE SALES. Cost of chocolate sales, which include costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 43.6% to $8.6 million in fiscal 1996 from $6.0 million in fiscal 1995. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) increased to 53.4% in 1996 from 52.4% in 1995.

    Cost of chocolate sales as a percentage of total chocolate sales had been expected to improve as a result of an increase in higher margin retail sales as a percentage of total chocolate sales brought about by the rapid and large increase in the number of Company-owned stores, together with the effect of an approximate 2% retail and factory price increase effected in April, 1995. This has not occurred due to an absolute 4% decline in factory margins resulting from increased material usage and lesser labor efficiencies in the manufacture of the Company's products, the effect of increased manufacturing overhead cost relative to pounds produced together with certain price reductions in selected categories of Company product sales, as discussed above. The Company is engaged in a concerted effort, using the strategy discussed above, to correct for the cause of increased material usage, as well as to improve labor efficiencies with the goal of returning factory margins to historical levels and to continue the improvement which it had been experiencing in its margins. The Company increased its prices by approximately 2.8% in January 1996 as part of this margin improvement effort.

    FRANCHISE COSTS. Franchise costs increased 31.0% to $1.8 million in fiscal 1996 from $1.4 million in fiscal 1995. As a percentage of the total of royalties and marketing fees and franchise fees, franchise costs increased to 68.1% of such fees in 1996 from 62.9% in 1995. The hiring of additional field support and associated administrative personnel to support the Company's accelerated pace of store opening activities and the larger base of stores is the partial cause of this increase. Additionally, the Company incurred increased expenses for promotional programs and marketing materials to support the larger base of stores.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 16.4% to $1.4 million in fiscal 1996 from $1.2 million in fiscal 1995, as a result of increased expense for administrative support personnel and increased depreciation expense for additional investment in computer hardware and software to serve as the platform for additional manufacturing and administrative control capability for the Company. As a percentage of total revenues, general and administrative expense declined to 7.7% in fiscal 1996 from 9.1% in fiscal 1995, due to a focus by the Company on minimizing increases in administrative personnel and other administrative cost by a concerted effort to effect automated data entry and control processes as a basis for minimizing such increases.

    RETAIL OPERATING EXPENSE. Retail operating expense increased 72.6% to $4.7 million in fiscal 1996 from $2.7 million in fiscal 1995. This increase resulted from the effect of the larger number of Company-owned stores in existence as discussed above. As a percentage of retail sales, retail operating expenses increased to 59.8% in fiscal 1996 from 54.7% in fiscal 1995. As discussed above, the Company experienced delays in store openings in fiscal 1996. This delay in store openings resulted in total revenue growth not in proportion to the increase in operating expenses. Additionally, the Company for the first time in fiscal 1996, began a program of allocating directly-related administrative expense to support the Company-owned store programs to retail operating expense.

OTHER EXPENSE

    Other expense of $242,000 incurred in fiscal 1996 increased 86.3% from the $130,000 incurred in fiscal 1995. This increase resulted from increased interest expense caused by borrowings in support of the Company's factory expansion and Company-owned store expansion as partially offset by increased interest income resulting from cash surpluses generated by the Company's stock offering (see "Liquidity and Capital Resources" discussed below).

INCOME TAX EXPENSE

    The Company's effective income tax rate in fiscal 1996 of 37.0% approximated the 36.9% in fiscal 1995.

RESULTS OF OPERATIONS

    1995 COMPARED TO 1994

RESULTS SUMMARY

    The Company reported net income of $1,350,432 for fiscal 1995 in comparison with $861,787 for fiscal 1994; an increase of $488,645 and 56.7%.

REVENUES

    Revenue results by revenue component for fiscal 1995 in comparison with fiscal 1994 are as follows ($000):


Revenue Component      1995           1994           Change        Change%
- -----------------      ----           ----           ------        -------
Factory Sales       $ 6,399.3      $ 4,997.5       $1,401.8          28.1%

Royalty and
Marketing Fees        1,606.6        1,232.6          374.0          30.3%

Franchise Fees          581.9          489.0           92.9          19.0%

Retail Sales          5,028.3        2,642.2        2,386.1          90.3%
                      -------        -------        -------         ------

  Total             $13,616.1       $9,361.3       $4,254.8         45.45%
                    ---------       --------       --------         ------


FACTORY SALES

    Significantly increased factory sales resulted primarily from the larger number of franchised stores in existence throughout the year (131 stores existed at February 28, 1995 in comparison with 106 at February 28, 1994) as augmented by the full year impact of an approximate 2% price increase effected in January 1994. Same store pounds purchased from the factory declined by 5.7% in fiscal 1995.

ROYALTIES AND MARKETING FEES AND FRANCHISE FEES

    Increased royalties resulted from the combined impact of a larger number of franchised stores in existence throughout the year (131 franchised stores existed at February 28, 1995, in comparison with 106, at February 28, 1994) together with an increase in same store sales at franchised stores of approximately 1.7%. The Company sold 39 new franchise locations in fiscal 1995 in comparison with 33 in fiscal 1994 resulting in the increased franchise fee revenue shown in combination with the effect of higher balance - due revenue recognition on franchises previously sold: $5,000 is earned upon franchise agreement signing with the balance of $14,500 earned upon signing of the lease of the facility representing the franchised location.

RETAIL SALES

    Retail sales of Company-owned stores increased as a result of a larger number of Company-owned stores in existence throughout the year (22 stores existed at February 28, 1995, in comparison with 13 in existence at February 28,
1994) in fiscal 1995 in comparison with the prior fiscal year.

COSTS AND EXPENSES

    COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 32.1% to $6.0 million in 1995 from $4.5 million in 1994. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) decreased to 52.4% in 1995 from 59.3% in 1994. This decrease in cost of chocolate sales as a percentage of total chocolate sales resulted from an increase in higher margin retail sales as a percentage of total chocolate sales, a modest factory and retail price increase and improved manufacturing efficiencies resulting largely from the six-month impact of the Company's factory expansion and the implementation of additional automation at the factory. Additionally, improved manufacturing overhead absorption, resulting from higher factory production volumes, contributed to the decrease in cost of chocolate sales as a percentage of total chocolate sales.

    FRANCHISE COSTS. Franchise costs increased 36.6% to $1.4 million in 1995 from $1.0 million in 1994. As a percentage of the total of royalties and marketing fees and franchise fees, franchise costs increased to 62.9% of such fees in 1995 from 58.6% in 1994. The hiring of additional field support and associated administrative personnel to support the Company's accelerated pace of new franchise signing and store opening activities and the larger base of stores is the partial cause of this increase. Additionally, the Company incurred increased expenses for promotional programs and marketing materials.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 27.3% to $1.2 million in 1995 from $969,000 in 1994, as a result of increased professional fees incurred to support the Company's accelerated pace of franchise signings and lease negotiating activities and increased expense for administrative support personnel. As a percentage of total revenues, general and administrative expenses declined to 9.1% in 1995 from 10.4% in 1994, primarily due to a significant increase in total revenues without a proportionate increase in general and administrative expenses.

    RETAIL OPERATING EXPENSES. Retail operating expenses increased 75.0% to $2.7 million in 1995 from $1.6 million in 1994. This increase resulted from the effect of the larger number of Company-owned stores in existence throughout the fiscal year. As a percentage of retail sales, retail operating expenses declined to 54.7% in 1995 from 59.5% in 1994 as a result of higher retail sales without a proportionate increase in expenses due to improved expense control at Company-owned stores.

OTHER EXPENSE

    Other expense of $130,000 incurred in fiscal 1995 increased 66.7% from the $78,000 incurred in fiscal 1994. This increase resulted from increased interest expense associated with borrowings to finance the Company's factory expansion.

INCOME TAX EXPENSE

    The Company's effective income tax rate in 1995 was 36.9% in comparison with 26.5% in 1994. The absolute 10.4% increase in effective tax rates resulted from full utilization of remaining net operating loss carryforwards in 1994, offsetting income through the second quarter of that year. By comparison, in 1995, all income was fully taxed at the Company's effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    At February 29, 1996, working capital was $2,043,143 in comparison with $1,627,026 at February 28, 1995, a $416,117 increase. This increase resulted primarily from the impact of the proceeds from the September/October, 1995 public offering (see "Recent Financings" discussed in ITEM 1 "Business" section of this Report) after utilization of a portion of the proceeds to retire existing debt and to fund the Company's Company-owned store expansion program.

    Cash and cash equivalent balances increased from $382,905 at February 28, 1995 to $528,787 at February 29, 1996 as a result of this impact of the Company's public offering. The Company's current ratio was 1.7/1 at February 29, 1996 in comparison with 1.9/1 at February 28, 1995.

    The Company's long-term debt is comprised primarily of real estate mortgage financing (unpaid balance as of February 29, 1996, $1,625,798), and Chattel mortgage financing (unpaid balance as of February 29, 1996, $658,479) provided by local banking facilities and used to fund the Company factory expansion. The remaining balance of long-term debt represents lease and chattel mortgage financing obtained from Ford Equipment Leasing and Textron Financial Corporation (secured by Capital Equipment procured with the proceeds from this financing and with a term, in each case, of 60 months).

    The Company also possessed a $1,000,000 working capital line of credit, secured by accounts receivable at February 29, 1996, which line had a $1,000,000 balance at that date.

    As discussed in greater detail in "Recent Financings", ITEM 1 "Business" section of this document, the Company refinanced under favorable terms its existing real estate, Chattel mortgage and working capital loans and additionally obtained incremental financing as follows:
    (1) Increase in its working capital availability line of credit to $2,000,000 from $1,000,000 (balance owed at April 30, 1996, zero);
    (2) Achievement of fixed asset availability lines of credit totaling $5,000,000 for use by the Company in its Company-owned store expansion program (balance utilized and owed at April 30, 1996, $2,000,000).

    In fiscal 1997, the Company anticipates making $5.9 in capital expenditures in comparison with $5.6 million in fiscal 1996. Of this sum, approximately $5.2 million is anticipated to be used for the opening of new Company-owned stores with the balance anticipated to be used for the purchase of capital equipment for the factory as well as additional computer equipment for its administrative functions.

    The Company believes that cash flow from operating activities and available bank lines of fixed asset and working capital credit will be sufficient to service debt, fund anticipated capital expenditures and provide necessary working capital at least through the end of fiscal 1997. There can be no guarantee, however, that unforeseen events will not require the Company to secure additional sources of financing. The Company may also seek additional financing from time to time, through borrowings or public or private offerings of equity or debt securities, to fund its future expansion plans.

IMPACT OF INFLATION

    Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company's future lease cost for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on its increased costs to its customers.

    Depreciation expense is based on the historical cost to the Company of its fixed assets, and therefore is less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

SEASONALITY

    The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company's products have occurred during the Christmas and summer vacations seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company's business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

EFFECT OF NEW ACCOUNTING STANDARD

    Financial Accounting Standard (FAS) 121, "Accounting for the Impairment of Long-Lived Assets", is effective for fiscal years beginning after December 15, 1996. This standard provides for the reduction of asset values of assets defined in the Standard as long-lived, with the impact of this reduction being charged to results of operations. The Company does not anticipate a material impact of adoption of this new accounting standard on results of operations of the Company.

                            ITEM 8.  FINANCIAL STATEMENTS

                            INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants...........                27

Financial Statements

    Balance Sheets...........................................                28
    Statements of Income.....................................                30
    Statements of Changes
       in Stockholders' Equity................................               31
    Statements of Cash Flows.................................                33
    Notes to Financial Statements............................                35

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Rocky Mountain Chocolate Factory, Inc.


We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 29, 1996 and February 28, 1995, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. at February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

GRANT THORNTON LLP

Dallas Texas
April 17, 1996

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    BALANCE SHEETS


             ASSETS
                                               February 29,       February 28,
                                                   1996               1995
                                               ------------       ------------
CURRENT ASSETS
  Cash and cash equivalents                    $    528,787       $    382,905
  Accounts and notes receivable-trade,
    less allowance for doubtful accounts
    of $28,196 in 1996 and $48,366 in 1995        1,463,901          1,179,019
  Inventories                                     2,504,908          1,687,016
  Deferred income taxes                              59,219             68,586
  Other                                             224,001            110,105
                                               ------------       ------------
    Total current assets                          4,780,816          3,427,631
PROPERTY AND EQUIPMENT - AT COST
  Land                                              122,558            122,558
  Building                                        3,596,905          2,453,069
  Leasehold improvements                          1,753,165            803,160
  Machinery and equipment                         4,898,174          2,917,148
  Furniture and fixtures                          2,330,057          1,086,282
  Transportation equipment                          228,816            197,346
                                               ------------       ------------
                                                 12,929,675          7,579,563
  Less accumulated depreciation and
    amortization                                  2,468,084          1,690,118
                                               ------------       ------------
                                                 10,461,591          5,889,445
OTHER ASSETS
  Accounts and notes receivable -
    trade, due after one year                       111,588            136,132
  Goodwill, net of accumulated
    amortization of $253,740 in 1996
    and  $230,136 in 1995                           336,260            359,864
  Other                                             624,185            368,098
                                               ------------       ------------
                                                  1,072,033            864,094
                                               ------------       ------------
                                                $16,314,440        $10,181,170
                                               ------------       ------------
                                               ------------       ------------

           The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

  LIABILITIES and STOCKHOLDERS' EQUITY
                                                February 29        February 28
CURRENT LIABILITIES                                 1996               1995
                                               ------------       ------------
  Short-term debt                              $  1,000,000       $          -
  Current maturities of long-term debt              134,538            182,852
  Accounts payable - trade                          998,520            839,117
  Accrued compensation                              335,926            222,713
  Accrued liabilities                               214,460            272,593
  Income taxes payable                               54,229            283,330
                                               ------------       ------------
    Total current liabilities                     2,737,673          1,800,605

LONG-TERM DEBT, less current maturities           2,183,877          2,313,895

DEFERRED INCOME TAXES                               275,508            159,863

COMMITMENTS AND CONTINGENCIES                             -                  -

STOCKHOLDERS' EQUITY
  $1.00 cumulative convertible preferred
    stock-authorized 250,000 shares, $.10
    par value; issued and outstanding,
    14,610 shares in 1995                                 -              1,462
  Common stock - authorized 7,250,000 shares,
    $.03 par value; issued 3,034,302 shares
    in 1996 and 2,634,289 in 1995                    91,029             79,029
  Additional paid-in capital                      9,703,985          4,700,527
  Retained earnings                               2,338,267          1,130,522
                                               ------------       ------------
                                                 12,133,281          5,911,540
  Less common stock held in treasury, at
    cost - 129,153 shares in 1996 and
    4,303 shares in 1995                          1,015,899              4,733
                                               ------------       ------------
                                                 11,117,382          5,906,807
                                               ------------       ------------
                                               $ 16,314,440       $ 10,181,170
                                               ------------       ------------
                                               ------------       ------------

           The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 STATEMENTS OF INCOME


                                                  For the Years Ended
                                    ------------------------------------------
                                   February 29,   February 28,   February 28,
                                        1996           1995           1994
                                   ------------   ------------   ------------
REVENUES
  Sales                             $16,094,995    $11,427,700      7,639,664
  Franchise and royalty fees          2,648,303      2,188,434      1,721,570
                                   ------------   ------------   ------------
                                     18,743,298     13,616,134      9,361,234
COSTS AND EXPENSES
  Cost of sales                       8,598,798      5,985,970      4,529,645
  Franchise costs                     1,803,506      1,376,820      1,008,517
  General and administrative          1,436,551      1,234,002        969,116
  Retail operating expenses           4,746,026      2,749,511      1,603,290
                                   ------------   ------------   ------------
                                     16,584,881     11,346,303      8,110,568
                                   ------------   ------------   ------------
  Operating profit                    2,158,417      2,269,831      1,250,666

OTHER INCOME (EXPENSE)
  Interest expense                     (299,792)      (152,592)       (87,929)
  Interest income                        57,620         22,580          9,681
                                   ------------   ------------   ------------
                                       (242,172)      (130,012)       (78,248)
  Income before income
    tax expense                       1,916,245      2,139,819      1,172,418
                                   ------------   ------------   ------------

INCOME TAX EXPENSE
  Current                               583,488        749,516        259,226
  Deferred                              125,012         39,871         51,405
                                   ------------   ------------   ------------
                                        708,500        789,387        310,631
                                   ------------   ------------   ------------

NET INCOME                            1,207,745      1,350,432        861,787
  Dividend requirements
    on preferred stock                        -         14,610         88,733
                                   ------------   ------------   ------------

INCOME ALLOCABLE TO
 COMMON STOCKHOLDERS               $  1,207,745   $  1,335,822   $    773,054
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

PRIMARY INCOME PER COMMON
 AND EQUIVALENT SHARE              $        .42   $        .51   $        .43
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------
  Weighted average and
    equivalent shares                 2,887,063      2,612,730      1,813,381
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

FULLY-DILUTED INCOME PER COMMON
 AND EQUIVALENT SHARE              $        .42   $        .49   $        .32
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------
  Weighted average and
    equivalent shares                 2,889,538      2,725,690      2,533,530
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

           The accompanying notes are an integral part of these statements.

                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  For the years ended
                                    ------------------------------------------
                                   February 29,   February 28,   February 28,
                                        1996           1995           1994
                                   ------------   ------------   ------------
COMMON STOCK
  Balance at beginning of year     $     79,029   $     65,590   $     46,868
  Conversion of 7% convertible
    notes to common                           -         12,972         12,495
  Sale of common stock                   10,125              -              -
  Conversion of preferred stock
    to common                               435             17          5,567
  Exercise of stock options               1,440            450            660
                                   ------------   ------------   ------------
  Balance at end of year                 91,029         79,029         65,590
                                   ------------   ------------   ------------

PREFERRED STOCK
  Balance at beginning of year            1,462          1,496         11,973
  Conversion of preferred stock
    to common                            (1,309)           (34)       (10,477)
  Redemption of preferred stock            (153)             -              -
                                   ------------   ------------   ------------
  Balance at end of year                      -          1,462          1,496
                                   ------------   ------------   ------------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year        4,700,527      4,197,838      3,806,825
  Conversion of 7% convertible
    notes to common                           -        387,029        287,505
  Sale of common stock                4,846,010              -              -
  Conversion of preferred stock
    to common                               874             17          4,909
  Exercise of stock options             180,435        114,280         97,589
  Distribution of treasury stock          2,010          1,363          1,010
  Redemption of preferred stock         (25,871)             -              -
                                   ------------   ------------   ------------
  Balance at end of year              9,703,985      4,700,527      4,197,838
                                   ------------   ------------   ------------
RETAINED EARNINGS (Accumulated Deficit)
  Balance at beginning of year        1,130,522       (117,341)      (979,128)
  Net income for the year             1,207,745      1,350,432        861,787
  Preferred stock dividends                   -       (102,569)             -
                                   ------------   ------------   ------------
  Balance at end of year              2,338,267      1,130,522       (117,341)
                                   ------------   ------------   ------------

TREASURY STOCK, AT COST
  Balance at beginning of year           (4,733)        (4,870)        (5,310)
  Purchase of stock for treasury     (1,011,331)             -              -
  Distribution of treasury stock            165            137            440
                                   ------------   ------------   ------------
  Balance at end of year             (1,015,899)        (4,733)        (4,870)
                                   ------------   ------------   ------------
                                   $ 11,117,382   $  5,906,807   $  4,142,713
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

           The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED

                                                  For the years ended
                                    ------------------------------------------
                                   February 29,   February 28,   February 28,
                                        1996           1995           1994
                                   ------------   ------------   ------------
COMMON SHARES
  Balance at beginning of year        2,634,289      2,186,335      1,562,245
  Conversion of 7% convertible
    notes to common                           -        432,376        416,493
  Sale of common stock                  337,500              -              -
  Conversion of preferred stock
    to common                            14,513            578        185,597
  Exercise of stock options              48,000         15,000         22,000
                                   ------------   ------------   ------------
  Balance at end of year              3,034,302      2,634,289      2,186,335
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------


PREFERRED SHARES
  Balance at beginning of year           14,610         14,954        119,725
  Redemption of preferred stock          (1,532)             -              -
  Conversion of preferred stock
    to common                           (13,078)          (344)      (104,771)
                                   ------------   ------------   ------------
  Balance at end of year                      -         14,610         14,954
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

TREASURY SHARES
  Balance at beginning of year            4,303          4,428          4,828
  Purchase of stock for treasury        125,000              -              -
  Distribution of treasury stock           (150)          (125)          (400)
                                   ------------   ------------   ------------
  Balance at end of year                129,153          4,303          4,428
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

           The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                               STATEMENTS OF CASH FLOWS

                                                  For the years ended
                                    ------------------------------------------
                                   February 29,   February 28,   February 28,
                                        1996           1995           1994
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                       $  1,207,745   $  1,350,432   $    861,787
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Depreciation and                   823,890        487,737        299,315
      amortization
     Changes in operating assets
     and liabilities:
      Accounts and notes
        receivable - trade             (260,338)      (117,236)      (143,873)
      Inventories                      (817,892)      (602,672)      (261,520)
      Other assets                     (113,896)       (47,474)       (22,104)
      Accounts payable-trade            159,403        332,011        199,512
      Income taxes payable             (229,101)       121,134        224,051
      Deferred income taxes             125,012         39,871         51,406
      Accrued liabilities
        and compensation                 55,080        153,954        122,009
                                   ------------   ------------   ------------
      Net cash provided by
      operating activities              949,903      1,717,757      1,330,583
                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of other assets             (164,353)       (50,064)       (65,050)
  Purchase of property and equipment (5,464,166)    (4,399,958)      (972,720)
                                   ------------   ------------   ------------
      Net cash used in
      investing activities         $ (5,628,519)  $ (4,450,022)  $ (1,037,770)
                                   ------------   ------------   ------------

           The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                                  For the years ended
                                    ------------------------------------------
                                   February 29,   February 28,   February 28,
                                        1996           1995           1994
                                   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in line of credit     $  1,000,000   $          -   $          -
  Proceeds from issuance of
    long-term debt                    1,500,000      2,437,500              -
  Principal payments on
    long-term debt                   (1,678,332)      (270,882)       (87,967)
  Proceeds from sale of common stock  4,856,135              -              -
  Proceeds from exercise of
    stock options                       181,875         52,876         98,248
  Redemption of preferred stock         (26,024)             -              -
  Dividends paid                              -       (102,570)             -
  Proceeds from sale of
    treasury stock                        2,175          1,500          1,450
   Purchase of stock for treasury    (1,011,331              -              -
                                   ------------   ------------   ------------
    Net cash provided by
      financing activities            4,824,498      2,118,424         11,731
                                   ------------   ------------   ------------
    Net increase (decrease)in
      cash and cash equivalents         145,882       (613,841)       304,544

    Cash and cash equivalents
      at beginning of year              382,905        996,746        692,202
                                   ------------   ------------   ------------
    Cash and cash equivalents
      at end of year               $    528,787   $    382,905   $    996,746
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------

SUPPLEMENTARY DISCLOSURES:

  Interest paid                    $    301,481   $    155,015   $     87,054
  Income taxes paid                     812,589        628,382          9,128

  Non-cash financing activities:
    Issuance of 432,376 and
      416,493 shares of common
      stock upon conversion of
      7% convertible notes in
      1995 and 1994 respectively   $          -   $    400,000   $    300,000
    Owner financed equipment
      purchase                                -         30,000              -
    Conversion of preferred stock
      into common stock                   1,309             34             34


           The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                   February 29, 1996 and February 28, 1995 and 1994

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of the nature of company operations, together with a summary of the significant accounting policies applied in the preparation of the accompanying financial statements and of the estimates used in their preparation follows:

NATURE OF OPERATIONS

The Company is a manufacturer of an extensive line of premium chocolate candy for sale at its franchised and company-owned stores located throughout the United States and in Canada. The majority of the Company's revenues are
generated from these sales.   The balance of the Company's revenues are
generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method based upon the estimated useful life of the asset. Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

AMORTIZATION OF GOODWILL

Goodwill is amortized on the straight-line method over twenty-five years.

FRANCHISE AND ROYALTY FEES

Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. In addition to the initial franchise fee, the Company receives a royalty fee of five percent (5%) and a marketing and promotion fee of one percent (1%) of the store's gross sales.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments having an original maturity of three months or less.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                   February 29, 1996 and February 28, 1995 and 1994

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

INCOME PER COMMON SHARE

Primary income per common and common equivalent share is computed by dividing net income, adjusted for dividends on preferred stock, by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares result from the assumed issuance of shares under the Company's incentive stock option plan when dilutive. Fully-diluted income per common share is computed as above but assumes conversion of convertible notes payable and cumulative convertible preferred stock, when dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term investments in money market fund and other liquid assets, trade receivables and payables, notes receivable and debt, which has variable rates. The fair value of all instruments approximates the carrying value.


NOTE B - INVENTORIES

Inventories consist of the following:

                             February 29,   February 28,
                                1996           1995
                             ------------   ------------
Ingredients and supplies     $1,117,517     $  712,727
Finished candy                1,387,391        974,289
                             ----------     ----------
                             $2,504,908     $1,687,016
                             ----------     ----------
                             ----------     ----------

NOTE C - LINE OF CREDIT AND LONG-TERM DEBT

LINE OF CREDIT:

At February 29, 1996 the Company possessed a $1,000,000 line of credit from a bank, collateralized by accounts receivable and inventory. Draws may be made under the line at 75% of eligible accounts receivable. Interest on borrowings is at prime. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for two periods of not less than 30 consecutive days during the term of the loan. The credit line expires in July, 1996.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                   February 29, 1996 and February 28, 1995 and 1994

NOTE C - LINE OF CREDIT AND LONG-TERM DEBT - CONTINUED

LONG-TERM DEBT:


                                                 February 29,     February 28,
                                                    1996             1995
                                                 ------------     ------------
Chattel mortgage note payable in monthly
installments of $9,247 through August,
2004 including interest at 8.25% per
annum, collateralized by machinery,
equipment, furniture and fixtures.                  658,479           711,689

Real estate mortgage note payable in
monthly installments of $14,506
through August, 2014; interest rate of
8.25%; collateralized by factory building.        1,625,798         1,660,275

Capital lease obligation, 60-month term,
payable in monthly installments of $3,503
through June, 1996; interest imputed at 11.04%.      17,082            66,070

Promissory note payable in monthly installments
of $1,000 through June, 1996, when entire
outstanding principal balance is due; non-
interest bearing; collateralized by equipment
purchased from note holder.                           9,000            21,000

Chattel mortgage note payable in monthly
installments of $2,746 through May, 1996
including interest at 13.46% per annum,
collateralized by equipment                           8,056            37,713
                                                 ----------        ----------
                                                  2,318,415         2,496,747
Less current maturities                             134,538           182,852
                                                 ----------        ----------
                                                 $2,183,877        $2,313,895
                                                 ----------        ----------
                                                 ----------        ----------


Maturities of long-term debt are as follows:

    Year-ending February 28 (29),
    -----------------------------
              1997                                  134,538
              1998                                  109,186
              1999                                  118,543
              2000                                  128,701
              2001                                  135,157
            Thereafter                            1,692,290
                                                 ----------
                                                 $2,318,415
                                                 ----------
                                                 ----------

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                   February 29, 1996 and February 28, 1995 and 1994

NOTE D - OPERATING LEASES

The Company conducts its retail sales operations in facilities leased under five to ten year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases:

     Year-ending February 28 (29),
     -----------------------------
              1997                               $  961,592
              1998                                  960,217
              1999                                  925,989
              2000                                  822,134
              2001                                  662,639
            Thereafter                              625,787
                                                 ----------
                                                 $4,958,358
                                                 ----------
                                                 ----------


In some instances, in order to retain the right to site selection or because of requirements imposed by the lessor, the Company leases space for its proposed franchise outlets. When a franchise is sold, the store is subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows:


     Year-ending February 28 (29),
     -----------------------------
              1997                               $1,184,301
              1998                                1,124,310
              1999                                  987,476
              2000                                  829,096
              2001                                  619,875
            Thereafter                              807,139
                                                 ----------
                                                 $5,552,197
                                                 ----------
                                                 ----------

The following is a schedule of lease expense for all operating leases for the three years ended February 29, 1996:

                              1996            1995            1994
                           ----------     -----------       ----------
   Minimum rentals         $1,547,817     $ 1,042,235       $  748,510
   Less sublease rentals     (982,780)       (663,457)        (422,292)
   Contingent rentals          56,037          33,040           23,045
                           ----------     -----------       ----------
                           $  621,074     $   411,818       $  349,263
                           ----------     -----------       ----------
                           ----------     -----------       ----------


NOTE E - RELATED PARTY LEASE

Until June, 1994 the Company leased land and its factory building under a ten year operating lease with the President of the Company for a monthly rental of $7,750. On June 2, 1994 the Company acquired the land and building from the President at a price of $700,332.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   February 29, 1996 and February 28, 1995 and 1994

NOTE F - INCOME TAXES

Income tax expense is comprised of the following:

                           Years Ended February 29 - 28,
                     1996           1995           1994
                     ----           ----           ----
     Federal
     Current        $527,211       $658,061       $216,899
     Deferred        125,012         39,871         51,405
     State            56,277         91,455         42,327
                    --------       --------       --------
                    $708,500       $789,387       $310,631
                    --------       --------       --------
                    --------       --------       --------

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows:

                           Years Ended February 29 - 28,
                                         1996           1995           1994
                                         ----           ----           ----
   Statutory rate                        34.0%          34.0%          34.0%
   Goodwill amortization                   .4%            .4%            .7%
   Reduction in valuation allowance         -              -          (11.1%)
   State income taxes, net of federal
     benefit                              1.9%           2.8%           3.6
   Other                                   .7%           (.3%)          (.7%)
                                         -----          -----          -----
                                         37.0%          36.9%          26.5%
                                         -----          -----          -----
                                         -----          -----          -----

The components of deferred income taxes at February 29, 1996 and February 28, 1995 are as follows:

     Deferred Tax Asset                              1996              1995
     ------------------                              ----              ----
     Allowance for doubtful accounts               $  10,573         $  18,863
     Accrued compensation                             48,646            49,723
                                                   ---------         ---------
       Net current deferred tax asset              $  59,219         $  68,586
                                                   ---------         ---------
                                                   ---------         ---------

     Deferred Tax Liabilities
     ------------------------
     Depreciation                                  $(294,237)        $(172,616)
     Deferred lease rentals                           18,729            12,753
                                                   ---------         ---------
       Net noncurrent deferred
       tax liability                               $(275,508)        $(159,863)
                                                   ---------         ---------
                                                   ---------         ---------

NOTE G - PREFERRED STOCK

On February 15, 1995, the Company called for redemption all outstanding shares of its Preferred Stock at a redemption price of $10.41, including $.21 in unpaid, accrued dividends. As of March 17, 1995, all preferred shares had been converted or redeemed.

Each share of the $1.00 cumulative convertible preferred stock was entitled to a cumulative annual dividend of $1.00 and was convertible into common stock at $9.00 per share of common stock with each share of preferred stock being valued at $10.00 for the purpose of such conversion. The conversion price was subject to adjustment in certain events. The value of each share of preferred stock for the purpose of conversion was increased by the amount of all unpaid cumulative dividends. The preferred stock was redeemable at the option of the Company at a call price of $10.20 per share plus cumulative dividends.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                  February 29, 1996 and February 28, 1995 and 1994


NOTE H - STOCK OPTION PLANS

Under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan") options to purchase 215,000 shares of the Company's common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Grants of options representing 124,000 shares of the Company's common stock remain outstanding under the 1985 Plan at February 29, 1996.

Under the 1995 Stock Option Plan (the "1995 Plan") and the Nonqualified Stock Option Plan for Nonemployee Directors (the "Nonemployee Plan"), options to purchase up to 100,000 and 90,000 shares, respectively, of the Company's common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years. Grants of options representing 70,000 and 30,000 shares of the Company's common stock remain outstanding under the 1995 Plan and Nonemployee Plan, respectively.

The options outstanding under these plans will expire, if not exercised, in March 1998 through September 2005. Options for 200,000 shares were exercisable at February 29, 1996.

The following table sets forth the option activity for the years ended February 28, 1995 and February 29, 1996:

                                      Option price
                                      ------------
                             Shares     Per share         Total
                            --------  ------------     -----------

     February 28, 1994      141,000   $3.125-13.50     $  536,250
       Granted               66,000          13.50        891,000
       Forfeited             (6,000)         13.50        (81,000)
       Exercised            (15,000)    3.125-4.00        (52,875)
                            --------  ------------     -----------

     February 28, 1995      186,000   $3.125-13.50      1,293,375

       Granted               87,000          18.25      1,587,750
       Forfeited             (1,000)         18.25        (18,250)
       Exercised            (48,000)    3.125-5.25       (181,875)
                            --------  ------------     -----------

     February 29, 1996      224,000   $3.125-18.25     $2,681,000
                            --------                   -----------
                            --------                   -----------

NOTE I - SEGMENT INFORMATION

The Company operates in only one industry segment. All significant revenues relate to sales of its products through Company operated and franchised retail stores.

               ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE

                                         None

                                       PART III
             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:


     NAME                                  AGE    POSITION
     Franklin E. Crail . . . . . . . . .   54     Chairman of the Board, President, Treasurer and Director
     Ralph L. Nafziger . . . . . . . . .   50     Vice President - Manufacturing and Director
     Clifton W. Folsom . . . . . . . . .   42     Vice President - Franchise Support
     Jay B. Haws . . . . . . . . . . . .   45     Vice President - Marketing
     Lawrence C. Rezentes. . . . . . . .   48     Vice President - Finance
     Terri A. Gentry . . . . . . . . . .   45     Corporate Secretary
     Lee N. Mortenson. . . . . . . . . .   60     Director
     Fred M. Trainor . . . . . . . . . .   57     Director
     Gerald A. Kien. . . . . . . . . . .   65     Director
     Everett A. Sisson . . . . . . . . .   75     Director


    FRANKLIN E. CRAIL. Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. Since the incorporation of the Company in November 1982, he has served as its President and a Director, and since September 1981 as its Treasurer. He was elected Chairman of the Board in March 1986. Prior to founding the Company, Mr. Crail was co-founder and president of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry.

    RALPH L. NAFZIGER. Mr. Nafziger joined the Company in January 1990 as Vice President of Manufacturing and has served as a Director of the Company since 1990. From 1988 to 1989, Mr. Nafziger served as Chief Financial Officer of Midcontinent Airlines Inc., a regional airline operation based in Kansas City. From 1987 to 1988, he was an independent business planning consultant to several manufacturing and service corporations. From 1977 to 1986, Mr. Nafziger was a principal and officer of Snugli Inc., a children's products manufacturer, which was acquired by Huffy Corporation, a bicycle manufacturer, in 1985. Mr. Nafziger possesses a B.S. in accounting from Pennsylvania State University.

    CLIFTON W. FOLSOM. Mr. Folsom has served as Vice President of Franchise Support of the Company since June 1989. He joined the Company in May 1983 as Director of Franchise Sales and Support, and was promoted in March 1985 to Vice President of Franchise Sales, a position he held until he began serving in his current capacity in June 1989. From March 1978 until joining the Company, Mr. Folsom was employed as a sales representative by Sears Roebuck & Company.

    JAY B. HAWS. Mr. Haws joined the Company in August 1991 as Vice President of Marketing. Since 1981, Jay had been closely associated with the Company both as a franchisee and marketing/graphic design consultant. From 1986 to 1991 he was Vice-President and President of Chocolate Factory, Inc., which operated two Rocky Mountain Chocolate Factory franchises located in San Francisco, California. From 1983 to 1989 he served as Vice President of Marketing for Image Group, Inc., a marketing communications firm based in Northern California. Concurrently, Mr. Haws was co-owner of two other Rocky Mountain Chocolate Factory franchises located in Sacramento and Walnut Creek, California. From 1973 to 1983 he was principal of Jay Haws and Associates, an advertising and graphic design agency. Mr. Haws holds a B.A. in graphics design and communication from California State University.

    LAWRENCE C. REZENTES. Mr. Rezentes joined the Company in July 1990 as Vice President of Finance. From 1989 to April 1990, he served as Vice President of Finance for Fanamation, Inc., a designer and manufacturer of robotic inspection systems. From 1985 through 1988, he was a principal in Venture Consulting Resource, a financial and business planning consulting organization to technology based businesses and to the venture capital community. From 1980 through 1984, Mr. Rezentes was co-founder and Vice President of Finance of Infomed Corporation, a venture capital financed pioneer in the field of computer and telecommunications-based medical diagnosis. Mr. Rezentes holds a B.S. in accounting from Fairleigh Dickinson University and an M.B.A. in finance from the University of Chicago Graduate School of Business. He is a certified public accountant.

    TERRI A. GENTRY. Ms. Gentry has served as the Company's corporate secretary since April, 1996. Ms. Gentry has served the Company in a number of administrative and managerial capacities including her current position as Customer Service Manager, (which she fulfills concurrent with her responsibilities as Corporate Secretary) since joining the Company in June 1991.

    LEE N. MORTENSON. Mr. Mortenson has served on the Board of Directors of the Company since 1987. Since December 1993, Mr. Mortenson has been President and a Director of Coronet. Mr. Mortenson has served, since May 1988, as President and a Director and, since December 1990, as Chief Operating Officer of Sunstates Corporation (formerly known as Acton Corporation). He also served as Chief Executive Officer of Sunstates Corporation, the parent corporation of Coronet, from May 1988 to December 1990. Sunstates Corporation is engaged in non-standard automative casualty insurance, manufacturing and real estate development. Since 1984, Mr. Mortenson has served as President, Chief Operating Officer and a Director of Telco Capital Corporation, a diversified financial services and manufacturing company and an indirect parent of Coronet. Mr. Mortenson also served as a Director of Hickory Furniture Company from 1980 to 1993 and of Sun Electric Corporation, a manufacturer of automotive test equipment, from 1988 to 1992 and has served as a Director of Alba-Waldensian, Inc., since 1984, of NRG Inc., a leasing company, since 1987, and of Wellco Enterprises, Inc., a boot manufacturer, since 1994.

    FRED M. TRAINOR. Mr. Trainor has served as a Director since August 1992. Mr. Trainor is the founder, and since 1984 has served as Chief Executive Officer and President of AVCOR Health Care Products, Inc., Fort Worth, Texas, a manufacturer and marketer of specialty dressings products. Prior to founding AVCOR Health Care Products, Inc., in 1984, Mr. Trainor was a founder, Chief Executive Officer and President of Tecnol, Inc. of Fort Worth, Texas, also a company involved with the health care industry. Before founding Tecnol, Inc., Mr. Trainor was with American Hospital Supply Corporation (AHSC) for thirteen years in a number of management capacities.

    GERALD A. KIEN. Mr. Kien was first elected as a Director of the Company in August 1995. From 1993 to 1995 Mr. Kien served as President and Chief Executive Officer of Remote Sensing Technologies, Inc., a subsidiary of Envirotest Systems, Inc., a company engaged in the development of instrumentation for vehicle emissions testing. From 1989 to 1993 Mr. Kien served as Chairman, President and Chief Executive Officer of Sun Electric Corporation, a manufacturer of automotive test equipment, and has served as a Director and as Chairman of the Executive Committee of that Company since 1980. Sun Electric merged with Snap-On Tools in 1993, and Mr. Kien remained as President of the Sun Electric division of Snap-On Tools until his retirement in 1994. Mr. Kien was a co-founder of the First National Bank of Hoffman Estates and remained as a Director from 1979 to 1990, and was a Director of the Charter Bank and Trust of Illinois from 1984 to 1990. He served as a Director of Systems Control, Inc. and Vehicle Test Technologies, Inc., from 1989 to 1993, both of which are engaged in emissions testing of motor vehicles. Mr. Kien received his Ph.D. from the University of Illinois Graduate College of Medicine, in 1959.

    EVERETT A. SISSON. Mr. Sisson was first elected as a Director of the Company in August 1995. Mr. Sisson is President of The American Growth Group, which is engaged in land development, investment, management services and management consulting, a position he has held since he formed the firm in 1966. Mr. Sisson served as a Director of the Century Companies of America, a company providing life insurance and related financial products, from 1962 until 1991, and Chairman of the Board from 1977 until 1983. Mr. Sisson has been a Director of Coronet since 1992. During various periods over the past 20 years, Mr. Sisson served as a Director and member of several Board committees of Libco Corporation, Wisconsin Real Estate Investment Trust, Hickory Furniture Company, Telco Capital Corporation, Greater Heritage Corporation, Indiana Financial Investors Inc., Sunstates Corporation and Acton Corporation.

    On April 17, 1996, Ralph L. Nafziger resigned from the Corporation as Director and Officer but he has agreed to provide miscellaneous services to the corporation through December, 1996 to assure a smooth transition. Resignation as Director was effective immediately, with his resignation as Vice President - Manufacturing to be effective upon the beginning of service of his successor. Mr. Nafziger's successor as Vice President, Mr. Gary Hauer, was appointed May 17, 1996 with his service to begin May 28, 1996. A replacement for Mr. Nafziger as Director has yet to be appointed. A summary of Mr. Hauer's background follows:

    Mr. Hauer has served in a number of manufacturing management capacities over a 28 year career in the chocolate candy and confectionery industries, including 18 years with See's Candies.
    Mr. Hauer is currently plant manager with See's Candies, a capacity in which he has served for the past 10 years.

    The Board of Directors has a standing Audit Committee and Compensation Committee, each consisting of Messrs. Mortenson and Trainor, Sisson and Kien. Currently, all directors of the Company are elected annually by the stockholders and hold office until their respective successors are elected and qualified.

SECTION 16 (a) COMPLIANCE

    The Company has no knowledge that any director, executive officer of 10% stockholder was required to file a Form 5 for fiscal 1996 and failed to do so, and the Company has received a written representation that a Form 5 was not required from each such person. The Company has not received such a representation from Clyde Wm. Engle or Gerald M. Tierney, who were directors of the Company for a portion of fiscal 1996. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers and 10% stockholders and copies of the reports filed by them with the Securities and Exchange Commission.

                           ITEM 11. EXECUTIVE COMPENSATION


    The following table sets forth certain information with respect to annual compensation paid for the years indicated to the Company's Chief Executive Officer. No other executive officer of the Company met the minimum compensation threshold of $100,000 for inclusion in the table.

                              SUMMARY COMPENSATION TABLE

                                        ANNUAL
                                     COMPENSATION
                                     ------------
                                                                 ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR SALARY(1)  BONUS   COMPENSATION(2)
- ---------------------------           ---- --------  -------  ---------------
Franklin E. Crail,
Chairman of the Board and President   1996 $146,538  $10,000       $1,833
                                      1995 $129,618  $31,050       $2,162
                                      1994 $104,000  $14,500        $ 0-

    (1) Includes amounts deferred at the Named Officer's election pursuant to the Company's 401(k) Plan, which was first offered in fiscal 1995.

    (2) Represents Company contributions on behalf of the Named Officer under the Company's 401(k) Plan, which was first offered in fiscal 1995.

    Additional columns required by Securities and Exchange Commission rules to be included in the foregoing table, and certain additional tables required by such rules, have been omitted because no compensation required to be disclosed therein was paid or awarded to the Named Officer.

COMPENSATION OF DIRECTORS

    Directors of the Company do not receive any compensation for serving on the Board or on committees. Directors are entitled to receive stock option awards under the Company's 1990 Nonqualified Stock Option Plan for Nonemployee Directors "the Directors' Plan."

    The Directors' Plan, as amended, provides for automatic grants of nonqualified stock options covering a maximum of 60,000 shares of Common Stock of the Company to Directors of the Company who are not also employees or officers of the Company and who have not made an irrevocable, one-time election to decline to participate in the plan. The Directors' Plan provides that during the term of the plan options will be granted automatically to new nonemployee Directors upon their election. Each such option permits the nonemployee director to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant of the option. Each nonemployee director's option may be exercised in full during the period beginning one year after the grant date of such option and ending ten years after such grant date, unless the option expires sooner due to termination of service or death. Mr. Kien and Mr. Sisson were each granted an option to purchase 10,000 shares of Common Stock upon their election as Directors in August 1995.

    Lee N. Mortenson, a Director of the Company, is President and Director of Coronet, and Clyde Wm. Engle, a Director of the Company from 1987 to 1995, is Chairman of the Board of Coronet, and each is a Director and officer of certain affiliated corporations of Coronet. Gerald M. Tierney, Jr., a Director of the Company from 1987 to 1995, is Senior Vice President and General Counsel of Telco Capital Corporation, an indirect parent of Coronet.


                  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

    The following table sets forth information, at May 12, 1996, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the shares of the Company's Common Stock beneficially owned by each director and nominee (which included both executive officers named in the Summary Compensation Table) and (iii) by directors and executive officers of the Company as a group.

    The number of shares beneficially owned includes shares of Common Stock in which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within sixty (60) days through the exercise of an option or through the conversion of another security. Except as noted, each beneficial owner has sole investment and voting power with respect to the Common Stock.

    Common Stock not outstanding that is subject to options or conversion privileges is deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by the person holding such options or conversion privileges, but is not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.


Common Stock
- ------------
              Amount and

Name of                  Nature of        Percent
Beneficial               Beneficial          of
Owner (1)                Ownership         Class
- ----------              -----------       -------
Coronet Insurance
  Company et al.        868,757   (2)       29.9%
Franklin E. Crail       296,099             10.2%
Ralph Nafziger           46,000   (3)        1.6%
Everett A. Sisson        10,000   (4)         .3%
Gerald A. Kien           10,000   (4)         .3%
Lee N. Mortenson         11,000   (4)         .4%
Fred M. Trainor          10,000   (4)         .3%
All executive officers
  and directors as a
  group (10 persons)     527,431   (6)      17.0%

(1) The address of Coronet Insurance Company is 3500 West Peterson Avenue, Chicago, Illinois 60659. Mr. Crail's address is the same as the Company's address

(2) All of the shares indicated as being owned by Coronet are held of record by Rocky Mountain Holdings Company, a wholly-owned subsidiary of Coronet, and may also be deemed to be beneficially owned by the following affiliates of
    Coronet: Normandy Insurance Agency, Inc., Sunstates Corporation, Wisconsin Real Estate Investment Trust, Hickory Furniture Company, Telco Capital Corporation, RDIS Corporation and Clyde Wm. Engle, a former director of the Company. This information is based on Forms 4 filed by Coronet and such affiliates with the Securities and Exchange Commission and on information provided to the Company by Coronet.

(3) Mr. Nafziger has the right to acquire these shares within 60 days through the exercise of employee stock options granted previously to him.

(4) Includes 10,000 shares that Messrs. Mortenson, Trainor, Sisson and Kien each has the right to acquire within 60 days through the exercise of options granted pursuant to the Company's Nonqualified Stock Option Plan for Nonemployee Directors.

(5) Includes shares which officers and directors as a group have the right to acquire through the exercise of options granted pursuant to the Company's 1985 Incentive Stock Option Plan, 1995 Stock Option Plan, and the Director's Plan.

               ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company, until June 1994, leased its factory in Durango, Colorado, from Franklin E. Crail, Chairman of the Board of Directors, President and Treasurer of the Company. The lease, which commenced August 15, 1983, had a primary term of 10 years and was renewed for an additional five-year term in August 1993. Monthly rentals for the fiscal years ended February 28, 1993, 1994 and 1995 (through the date of purchase) were $7,750. The lease was a net lease under which the Company was required to pay real estate taxes, insurance and maintenance expenses. In fiscal years 1993, 1994 and 1995 (through the date of purchase), the Company paid Mr. Crail $93,000, $93,000 and $25,140, respectively, pursuant to the factory lease. The Company, in June 1994, acquired from Mr. Crail the then existing facility at a price of $700,332. The Company believes that the terms of the lease with Mr. Crail and the terms of the purchase transaction were at least as favorable as those that could have been obtained from an independent third party.

    In November 1987, the Company's Board of Directors approved a Note Purchase Agreement (the "Note Purchase Agreement") dated November 16, 1987, and certain other agreements with Coronet pursuant to which, among other things, (i) the Company sold to Coronet 7% Convertible Secured Notes due November 16, 1997 in the aggregate principal amount of $1,100,000 (together with an additional $100,000 7% Convertible Secured Note due November 16, 1997 sold to Coronet in January 1989, the "Notes"); (ii) the Company agreed, as long as any Notes remained outstanding, to nominate and use its best efforts to elect to its Board of Directors three designees of Coronet (Coronet named Clyde Wm. Engle, Lee N. Mortenson and Gerald M. Tierney, Jr. as its three designees, and such persons were elected to the Company's Board of Directors in November 1987); and (iii) the Company granted Coronet certain registration rights with respect to shares of Common Stock issuable upon conversion of the Notes.

    Between December 31, 1989 and May 31, 1994, Coronet converted the Notes into an aggregate of 1,586,957 shares of Common Stock. Coronet completed such conversions by converting Notes in the aggregate principal amount of $400,000 into 432,376 shares of Common Stock on May 31, 1994. At February 28, 1993, 1994 and 1995, the total principal and interest owed by the Company to Coronet under the Notes was $714,292, $408,167 and $ 0 , respectively. The Company paid interest on the Notes of $51,563, $50,121 and $12,250 during fiscal years 1993, 1994 and 1995 (through the date on which the final conversion occurred), respectively.

    Clyde Wm. Engle, a Director of the Company from 1987 to 1995, is Chairman of the Board of Coronet, and Lee N. Mortenson, a Director of the Company, is President and a Director of Coronet, and each is a Director and officer of certain affiliated corporations of Coronet.

                      ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.   FINANCIAL STATEMENTS                                   PAGE

    Report of Independent Certified Public Accountants           27
    Balance Sheets                                               28
    Statements of Income                                         30
    Statements of Changes in Stockholders' Equity                31
    Statements of Cash Flows                                     33
    Note to Financial Statements                                 35

    2.   FINANCIAL STATEMENT SCHEDULES


    Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

    3.   EXHIBITS

Exhibit                                     Incorporated by
Number        Description                    Reference to
- ------        -----------                    ------------

3.1      Articles of Incorporation of       Exhibit 3.1 to Current Report on
         the Registrant, as amended         Form 8-K of the Registrant filed
                                            on August 1, 1988.

3.2      By-laws of the Registrant,         Exhibit 3.2 to the Annual Report
         as amended on June 10, 1987        on Form 10-K of the Registrant
                                            for the fiscal year ended
                                            February 28, 1987.

4.1      Specimen Common Stock              Exhibit 4.1 to Current Report on
         Certificate                        Form 8-K of the Registrant filed
                                            on August 1, 1988.

4.2      Working capital loan               Exhibit 4.8 to the Annual Report
         agreement dated October 17,        on Form 10-K of the Registrant
         1991 between the Company and       for the Fiscal year ended
         Burns National Bank of             February 29, 1992
         Durango (Amended by change
         in terms agreements provided
         as Exhibits 4.5, 4.9, 4.11
         and 4.12 below)

4.3      Lease agreement dated July         Exhibit 4.10 to the Annual
         19, 1991 between the Company       Report on Form 10-K of the
         and Ford Equipment Leasing         Registrant for the Fiscal year
         Company                            ended February 29, 1992

4.4      Installment note dated             Exhibit 4.11 to the Annual
         August 23, 1991 between the        Report on Form 10-K of the
         Company and Textron                Registrant for the Fiscal year
         Financial Corporation              ended February 29, 1992

4.5      Change in terms agreement(to       Exhibit 4.12 to the Annual
         working capital loan               Report on Form 10-KSB of
         agreement dated October 17,        registrant for the fiscal year
         1991 filed as Exhibit 4.2)         ended February 28, 1994

Exhibit                                       Incorporated by
Number        Description                      Reference to
- ------        -----------                      ------------
         dated October 17, 1994

4.6      Letters of commitment from         Exhibit 4.13 to the Annual
         financial institutions             Report on Form 10-KSB of
         supporting commitment of           registrant for the fiscal
         $3,500,000 in financing            year ended February 28, 1994

4.7      Chattel mortgage loan              Exhibit 4.14 to the annual
         agreement dated June 2, 1994       report on form 10-K of the
         in the amount of $750,000          Registrant for the fiscal
         between the registrant and         year ended February 28, 1995
         First National Bank of
         Farmington

4.8      Real estate mortgage loan          Exhibit 4.15 to the annual
         agreement dated June 2, 1994       report on form 10-K of the
         in the amount of $1,687,500        Registrant for the fiscal
         between the registrant and         year ended February 28, 1995
         First National Bank of
         Farmington

4.9      Change in terms agreement (to      Exhibit 4.16 to the annual
         working capital loan               report on form 10-K of the
         agreement dated October 17,        Registrant for the fiscal
         1991 filed as Exhibit 4.8)         year ended February 28, 1995
         dated April 12, 1995

4.10     Chattel mortgage loan              Exhibit 4.17 to the annual
         agreement dated April 12,          report on form 10-K of the
         1995 in the amount of              Registrant for the fiscal
         $1,500,000 between the             year ended February 28, 1995
         registrant and First National
         Bank of Farmington

4.11     Third Amendment to Loan            Exhibit 4.18 to Registration
         Agreement dated April 12,          Statement on Form S-1
         1995 (amending working             (Registration No. 33-62149)
         capital loan agreement dated       filed on August 25, 1995
         October 17, 1991 filed as
         Exhibit 4.2)

4.12     Change in terms agreement (to      Exhibit 4.19 to Registration
         working capital loan               Statement on Form S-1
         agreement dated October 17,        (Registration No. 33-62149)
         1991 filed as Exhibit 4.2)         filed on August 25, 1995
         dated July, 17, 1995

4.13     Real Estate mortgage loan          Filed Herewith
         agreement dated April 5, 1996
         in the amount of $1,650,000
         between Norwest Banks and the
         Registrant

4.14     Chattel mortgage loan              Filed Herewith
         agreement dated April 2, 1996
         in the amount of $700,000
         between Norwest equipment
         finance and the Registrant

Exhibit                                       Incorporated by
Number        Description                      Reference to
- ------        -----------                      ------------

4.15     Chattel mortgage loan              Filed Herewith
         agreement dated April 5, 1996
         in the amount of $500,000
         between Norwest Banks and the
         Registrant

4.16     Chattel mortgage loan              Filed Herewith
         agreement dated April 2, 1996
         in the amount of $1,500,000
         between Norwest Equipment
         Finance and the Registrant

4.17     Letters of Commitment from         Filed Herewith
         financial institutions
         supporting commitment of
         $3,000,000 in financing

4.18     Working Capital availability       Filed Herewith
         loan agreement dated April 5,
         1996 in the amount of $ 2,000,000
         between Norwest Banks and the
         Registrant

10.1     Form of Stock Option               Exhibit 10.3 to The Form 10-K
         Agreement for Incentive Stock      of the Registrant for the
         Option Plan of the Annual          fiscal year ended February 28,
         Report of Registrant *             1986.

10.2     Incentive Stock Option Plan        Exhibit 10.2 to the Annual
         of the Registrant as amended       Report on Form 10-K of the
         July 27, 1990 *                    Registrant for the fiscal
                                            year ended February 28, 1991

10.4     Current form of franchise          Filed Herewith
         agreement used by the
         Registrant

10.5     Form of Real Estate Lease          Exhibit 10.7 to Registration
         between the Registrant as          Statement on Form S-18
         Lessee and franchisee as           (Registration No. 33-2016-D).
         Sublessee


10.7     Form of Nonqualified Stock         Exhibit 10.7 to the
         Option Agreement for               Registration Statement on
         Nonemployee Directors for the      Form S-1 of the Registrant
         Registrant *                       (Registration No. 33-62149
                                            filed August 25, 1995)

10.8     Nonqualified Stock Option          Exhibit 10.8 to the
         Plan for Nonemployee               Registration Statement on
         Directors dated March 20, 1990 *   Form S-1 of the Registrant
                                            (Registration No. 33-62149
                                            filed August 25, 1995)

*  Management contract or compensatory plan

Exhibit                                       Incorporated by
Number        Description                      Reference to
- ------        -----------                      ------------

10.9     1995 Stock Option Plan of          Exhibit 10.9 to the
         Registrant                         Registration Statement on
                                            Form S-1 of the Registrant
                                            (Registration No. 33-62149
                                            filed August 25, 1995)

10.10    Forms of Incentive Stock           Exhibit 10.10 to the
         Option Stock option awards to      Registration Statement on
         directors *                        Form S-1 of the Registrant
                                            (Registration No. 33-62149
                                            filed August 25, 1995)

10.11    Forms of Nonqualified Stock        Exhibit 10.11 to the
         Option Agreement for 1995          Registration Statement on
         Stock Option Plan *                Form S-1 of the Registrant
                                            (Registration No. 33-62149
                                            filed August 25, 1995)

11.1     Statement re-computation of        Filed Herewith.
         per share earnings

23.1     Consent of independent public      Filed Herewith.
         accountants

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 1996.

*  Management contract or compensatory plan

                                    EXHIBIT INDEX

Exhibit                                 Incorporated by                   Sequentially
Number    Description                    Reference to                     Numbered Page
- ------    -----------                    ------------                     -------------
3.1       Articles of Incorporation     Exhibit 3.1 to Current Report
          of the Registrant, as         on Form 8-K of the Registrant
          amended                       filed on August 1, 1988.

3.2       By-laws of the Registrant,    Exhibit 3.2 to the Annual Report
          as amended on June 10, 1987   on Form 10-K of the Registrant
                                        for the fiscal year ended
                                        February 28, 1987.

4.1       Specimen Common Stock         Exhibit 4.1 to Current Report
          Certificate                   on Form 8-K of the Registrant
                                        filed on August 1, 1988.

4.2       Working capital loan          Exhibit 4.8 to the Annual Report
          agreement dated               on Form 10-K of the Registrant
          October 17, 1991 between      for the Fiscal year ended
          the Company and Burns         February 29, 1992
          National Bank of Durango
          (Amended by change in terms
          agreements provided as
          Exhibits 4.5, 4.9, 4.11
          and 4.12 below)

4.3       Lease agreement dated         Exhibit 4.10 to the Annual Report
          July 19, 1991 between the     on Form 10-K of the Registrant
          Company and Ford Equipment    for the Fiscal year ended
          Leasing Company               February 29, 1992

4.4       Installment note dated        Exhibit 4.11 to the Annual Report
          August 23, 1991 between the   on Form 10-K of the Registrant
          Company and Textron           for the Fiscal year ended
          Financial Corporation         February 29, 1992

4.5       Change in terms agreement     Exhibit 4.12 to the Annual Report
          (to working capital loan      on Form 10-KSB of registrant
          agreement dated               for the fiscal year ended
          October 17, 1991 filed as     February 28, 1994
          Exhibit 4.2) dated
          October 17, 1994

4.6       Letters of commitment from    Exhibit 4.13 to the Annual Report
          financial institutions        on Form 10-KSB of registrant
          supporting commitment of      for the fiscal year ended
          $ 3,500,000 in financing      February 28, 1994



Exhibit                                 Incorporated by                   Sequentially
Number    Description                    Reference to                     Numbered Page
- ------    -----------                    ------------                     -------------

4.7       Chattel mortgage loan         Exhibit 4.14 to the annual report
          agreement dated               on form 10-K of the Registrant
          June 2, 1994 in the amount    for the fiscal year ended
          of $750,000 between the       February 28, 1995
          registrant and First
          National Bank of Farmington

4.8       Real estate mortgage loan     Exhibit 4.15 to the annual report
          agreement dated June 2, 1994  on form 10-K of the Registrant
          in the amount of $1,687,500   for the fiscal year ended
          between the registrant and    February 28, 1995
          First National Bank of
          Farmington

4.9       Change in terms agreement     Exhibit 4.16 to the annual report
          (to working capital loan      on form 10-K of the Registrant
          agreement dated               for the fiscal year ended
          October 17, 1991 filed as     February 28, 1995
          Exhibit 4.8) dated
          April 12, 1995

4.10      Chattel mortgage loan         Exhibit 4.17 to the annual report
          agreement dated               on form 10-K of the Registrant
          April 12, 1995 in the         for the fiscal year ended
          amount of $1,500,000          February 28, 1995
          between the registrant and
          First National Bank of
          Farmington

4.11      Third Amendment to Loan       Exhibit 4.18 to Registration
          Agreement dated               Statement on Form S-1
          April 12, 1995 (amending      (Registration No. 33-62149)
          working capital loan          filed on August 25, 1995
          agreement dated
          October 17, 1991 filed as
          Exhibit 4.2)

4.12      Change in terms agreement     Exhibit 4.19 to Registration
          (to working capital loan      Statement on Form S-1
          agreement dated               (Registration No. 33-62149)
          October 17, 1991 filed as     filed on August 25, 1995
          Exhibit 4.2) dated
          July, 17, 1995

4.13      Real Estate mortgage loan     Filed Herewith                          56
          agreement dated
          April 5, 1996 in the amount
          of $1,650,000 between
          Norwest Banks and the
          Registrant

4.14      Chattel mortgage loan         Filed Herewith                          79
          agreement dated
          April 2, 1996 in the amount
          of $700,000 between
          Norwest equipment finance
          and the Registrant

4.15      Chattel mortgage loan         Filed Herewith                          81
          agreement dated
          April 5, 1996 in the amount
          of $500,000 between
          Norwest Banks and the
          Registrant



Exhibit                                 Incorporated by                   Sequentially
Number    Description                    Reference to                     Numbered Page
- ------    -----------                    ------------                     -------------

4.16      Chattel mortgage loan         Filed Herewith                          83
          agreement dated
          April 2, 1996 in the amount
          of $1,500,000 between
          Norwest Equipment Finance
          and the Registrant

4.17      Letters of Commitment from    Filed Herewith                          85
          financial institutions
          supporting commitment of
          $ 3,000,000 in financing

4.18      Working Capital               Filed Herewith                          97
          availability loan agreement
          dated April 5, 1996 in
          the amount of $ 2,000,000
          between Norwest Banks and
          the Registrant

10.1      Form of Stock Option          Exhibit 10.3 to The Form 10-K
          Agreement for incentive       of the Registrant for the
          stock option plan of the      fiscal year ended
          Annual Report on              February 28, 1986.
          Registrant *

10.2      Incentive Stock Option        Exhibit 10.2 to the Annual Report
          Plan of the Registrant        on Form 10-K of the Registrant
          as amended July 27, 1990 *    for the fiscal year ended
                                        February 28, 1991

10.4      Current form of franchise     Filed Herewith                          99
          agreement used by the
          Registrant

10.5      Form of Real Estate Lease     Exhibit 10.7 to Registration Statement
          between the Registrant as     on Form S-18
          Lessee and franchisee as      (Registration No. 33-2016-D).
          Sublessee

10.7      Form of Nonqualified Stock    Exhibit 10.7 to the Registration
          Option Agreement for          Statement on Form S-1 of the
          Nonemployee Directors for     Registrant (Registration
          the Registrant *              No. 33-62149 filed August 25, 1995)


*  Management contract or compensatory plan



Exhibit                                 Incorporated by                   Sequentially
Number    Description                    Reference to                     Numbered Page
- ------    -----------                    ------------                     -------------

10.8      Nonqualified Stock Option     Exhibit 10.8 to the Registration
          Plan for Nonemployee          Statement on Form S-1
          Directors dated               of the Registrant
          March 20, 1990 *              (Registration No. 33-62149
                                        filed August 25, 1995)

10.9      1995 Stock Option Plan of     Exhibit 10.9 to the Registration
          Registrant                    Statement on Form S-1 of the
                                        Registrant (Registration
                                        No. 33-62149 filed
                                        August 25, 1995)

10.10     Forms of Incentive Stock      Exhibit 10.10 to the Registration
          Option Stock option awards    Statement on Form S-1
          to directors *                of the Registrant (Registration
                                        No. 33-62149 filed August 25, 1995)

10.11     Forms of Nonqualified Stock   Exhibit 10.11 to the Registration
          Option Agreement for          Statement on Form S-1
          1995 Stock Option Plan *      of the Registrant
                                        (Registration No. 33-62149
                                        filed August 25, 1995)

11.1      Statement re-computation      Filed Herewith.                          143
          of per share earnings

23.1      Consent of independent        Filed Herewith.                          148
          public accountants


 (b)  REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 1996.


*  Management contract or compensatory plan

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKY MOUNTAIN CHOCOLATE
                                         FACTORY, INC.

                                       By/S/ Franklin E. Crail
                                         ---------------------
                                         FRANKLIN E. CRAIL
                                         President

Date:  May 24, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 24, 1996                     /S/ Franklin E. Crail
                                        ---------------------
                                        FRANKLIN E. CRAIL
                                        Chairman of the Board of
                                        Directors, President,
                                        Treasurer and Director
                                        (principal executive officer)

Date: May 24, 1996                      /S/ Lawrence C. Rezentes
                                        ------------------------
                                        LAWRENCE C. REZENTES
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)

Date: May 24, 1996                      /S/ Gerald A. Kien
                                        ------------------
                                        GERALD A. KIEN, Director

Date: May 24, 1996                      /S/ Lee N. Mortenson
                                        --------------------
                                        LEE N. MORTENSON, Director

Date: May 24, 1996                      /S/ Everett A. Sisson
                                        ---------------------
                                        EVERETT A. SISSON, Director

Date: May 24, 1996                      /S/ Fred M. Trainor
                                        -------------------
                                        FRED M. TRAINOR, Director

                                      SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCKY MOUNTAIN CHOCOLATE
                                          FACTORY, INC.

                                        By
                                          -----------------------
                                            FRANKLIN E. CRAIL
                                            President

Date:  May 24, 1995

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 24, 1996
                                          -----------------------
                                          FRANKLIN E. CRAIL
                                          Chairman of the Board of
                                          Directors, President,
                                          Treasurer and Director
                                          (principal executive officer)

Date: May 24, 1996
                                          -----------------------
                                          LAWRENCE C. REZENTES
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)

Date: May 24, 1996
                                          -----------------------
                                          GERALD A. KIEN, Director

Date: May 24, 1996
                                          -----------------------
                                          LEE N. MORTENSON, Director

Date: May 24, 1996
                                          -----------------------
                                          EVERETT A. SISSON, Director

Date: May 24, 1996
                                          -----------------------
                                          FRED M. TRAINOR, Director