Form 10-Q
period 1996-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1996-07-11
CIK 785815

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 1996

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to  ________________

                          Commission file number 0-14749


                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
          (Exact name of small business issuer as specified in its charter)

COLORADO                                                       84-0910696
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

265 TURNER DRIVE, DURANGO, CO                                 81301
(Address of principal executive offices)                   (Zip Code)

                                  (303) 259-0554
                 (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No    .
   ----   ----

At July 5, 1996 there were 2,905,149 shares of common stock outstanding.

              This document contains 17 pages including exhibits.
                   The exhibit index is located on page 15.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                 FORM 10-Q FOR THE QUARTER ENDED May 31, 1996

                               TABLE OF CONTENTS
                                                                    PAGE
                                                                    ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements...................................  3

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........  9

PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K....................... 15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE NO.
                                                                    --------
Financial Statements

Balance Sheets - May 31, 1996 (unaudited) and February 29, 1996.......  4

Statements of Income - Three-month periods ended May 31, 1996
 (unaudited) and May 31, 1995 (unaudited).............................  6

Statements of Cash Flows
  Three-month periods ended May 31, 1996 (unaudited) and May 31,
   1995 (unaudited)...................................................  7

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                               BALANCE SHEETS

                                                MAY 31,      FEBRUARY 29,
                                                 1996           1996
                                             -----------     ------------
            ASSETS                             (UNAUDITED)

CURRENT ASSETS
   Cash and cash equivalents                  $  921,505      $  528,787
   Accounts and notes receivable -
    trade, less allowance for doubtful
    accounts of $43,196 at May 31 and
    $28,196 at February 29                     1,602,582       1,463,901
   Inventories                                 2,748,788       2,504,908
   Deferred tax asset                             59,219          59,219
   Other                                         581,508         224,001
                                             -----------     -----------
      Total current assets                     5,913,602       4,780,816

PROPERTY AND EQUIPMENT - AT COST
   Land                                          122,558         122,558
   Building                                    3,558,692       3,596,905
   Leasehold improvements                      1,989,375       1,753,165
   Machinery and equipment                     5,533,366       4,898,174
   Furniture and fixtures                      2,578,546       2,330,057
   Transportation equipment                      228,259         228,816
                                             -----------     -----------
                                              14,010,796      12,929,675

   Less accumulated depreciation and
    amortization                              (2,744,388)     (2,468,084)
                                             -----------     -----------
                                              11,266,408      10,461,591
OTHER ASSETS
   Notes and accounts receivable due
    after one year                               100,206         111,588

   Goodwill, net of accumulated amortization
    of $259,641 at May 31 and $253,740 at
    February 29                                  330,359         336,260
   Other                                         574,130         624,185
                                             -----------     -----------
                                               1,004,695       1,072,033
                                             -----------     -----------
                                             $18,184,705     $16,314,440
                                             -----------     -----------
                                             -----------     -----------

         The accompanying notes are an integral part of these statements.

                      ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                                MAY 31,      FEBRUARY 29,
                                                 1996           1996
                                             -----------     ------------
        LIABILITIES AND EQUITY               (UNAUDITED)

CURRENT LIABILITIES
   Short-term debt                            $        -      $1,000,000
   Current maturities of long-term debt          429,562         134,538
   Accounts payable - trade                    1,279,455         998,520
   Accrued compensation                          530,181         335,926
   Accrued liabilities                           184,292         214,460
   Income taxes payable                           11,198          54,229
                                             -----------     -----------
      Total current liabilities                2,434,688       2,737,673

LONG-TERM DEBT, less current maturities        4,193,290       2,183,877

DEFERRED INCOME TAXES                            275,508         275,508

COMMITMENTS AND CONTINGENCIES                          -               -

STOCKHOLDERS' EQUITY

   Common stock - authorized 7,250,000
    shares, $.03 par value; issued
    3,034,302 shares  at May 31 and at
    February 29                                   91,029          91,029

   Additional paid-in capital                  9,703,985       9,703,985
   Retained earnings                           2,502,104       2,338,267
                                             -----------     -----------
                                              12,297,118      12,133,281

   Less common stock held in treasury,
    at cost - 129,153 shares at May 31
    and at February 29                         1,015,899       1,015,899
                                             -----------     -----------
                                              11,281,219      11,117,382
                                             -----------     -----------
                                             $18,184,705     $16,314,440
                                             -----------     -----------
                                             -----------     -----------


     The accompanying notes are an integral part of these statements.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF INCOME
                                (unaudited)

                                                  THREE-MONTH PERIODS ENDED
                                                 ----------------------------
                                                 MAY 31, 1996    MAY 31, 1995
                                                 ------------    ------------
REVENUES
   Sales of chocolate                             $4,259,854      $3,023,797
   Franchise and royalty fees                        703,039         695,982
                                                  ----------      ----------
                                                   4,962,893       3,719,779
                                                  ----------      ----------

COSTS AND EXPENSES
   Cost of chocolate sales                         2,103,925       1,611,530
   Franchise costs                                   485,467         449,533
   General and administrative                        414,058         347,460
   Retail operating expenses                       1,621,956         828,166
                                                  ----------      ----------
                                                   4,625,406       3,236,689
                                                  ----------      ----------
      Operating income                               337,487         483,090

OTHER INCOME (EXPENSE)
   Interest expense                                  (85,214)        (61,838)
   Interest income                                    10,714           7,022
                                                  ----------      ----------
                                                     (74,500)        (54,816)
                                                  ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                     262,987         428,274

INCOME TAX EXPENSE
   Provision for income taxes                         99,150         160,603
                                                  ----------      ----------

INCOME ALLOCABLE TO COMMON STOCKHOLDERS           $  163,837      $  267,671
                                                  ----------      ----------
                                                  ----------      ----------

PRIMARY INCOME
   PER COMMON AND EQUIVALENT SHARE                $      .06      $      .10
                                                  ----------      ----------
                                                  ----------      ----------

   Weighted average and equivalent shares          2,946,912       2,739,248
                                                  ----------      ----------
                                                  ----------      ----------
FULLY DILUTED INCOME
  PER COMMON AND EQUIVALENT SHARE                 $      .06      $      .10
                                                  ----------      ----------
                                                  ----------      ----------
   Weighted average and equivalent shares          2,950,554       2,748,224
                                                  ----------      ----------
                                                  ----------      ----------


      The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                  THREE-MONTH PERIODS ENDED
                                                 ----------------------------
                                                 MAY 31, 1996    MAY 31, 1995
                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $   163,837     $   267,671
   Adjustments to reconcile net income to
    net cash provided by operating  activities:
      Depreciation and amortization                  282,205         159,388
      Changes in operating assets
       and liabilities:
         Notes and accounts receivable              (127,299)         80,039
         Inventories                                (243,880)         68,663
         Other assets                               (357,507)         43,822
         Accounts payable                            280,935          12,752
         Income taxes payable                        (43,031)       (106,382)
         Accrued liabilities                         164,087         117,119
                                                 -----------     -----------
         Net cash provided by operating
          activities                                 119,347         555,428
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of other assets                           50,055         (17,741)
   Purchase of property and equipment             (1,081,121)     (1,459,706)
                                                 -----------     -----------
         Net cash used in investing
          activities                              (1,031,066)     (1,477,447)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                    4,659,466         754,634
   Principal payments on long-term debt           (2,355,029)        (52,842)
   Proceeds from line of credit                            -         150,000
   Principal payments on line of credit           (1,000,000)       (150,000)
   Purchase and retirement of preferred stock              -         (26,025)
                                                 -----------     -----------
         Net cash provided by financing
          activities                               1,304,437         675,767
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH                      392,718        (246,252)
   Cash and cash equivalents at beginning of
    period                                           528,787         382,905
                                                 -----------     -----------
   Cash and cash equivalents at end of period    $   921,505     $   136,653
                                                 -----------     -----------
                                                 -----------     -----------

CASH PAID DURING THE PERIOD FOR:
   Interest                                      $    86,798     $    55,763
                                                 -----------     -----------
                                                 -----------     -----------
   Taxes                                         $   154,714     $   271,985
                                                 -----------     -----------
                                                 -----------     -----------

     The accompanying notes are an integral part of these statements

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                             May 31, 1996

1. The interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

2. These statements reflect all adjustments which, in the opinion of Management, are necessary for a fair presentation of the information contained therein. Results of operations for interim periods are not necessarily indicative of annual results.

3.  Inventories consist of the following:

                                  MAY 31, 1996         FEBRUARY 29, 1996
                                  ------------         -----------------
Ingredients and supplies           $1,138,040              $1,117,517
Finished Candy                      1,610,748               1,387,391
                                   ----------              ----------
                                   $2,748,788              $2,504,908
                                   ----------              ----------
                                   ----------              ----------

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company derives its revenues from four principal sources: (1) factory sales, which consist of candy sales to its franchised store locations; (2) retail sales, which consist of candy sales at retail by its Company-owned stores; (3) franchise fees, which consist of fees earned from the sale of franchises; and (4) royalties and marketing fees.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain unaudited financial information and other operating data related to the Company's operation:

               (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)


                    FIRST QUARTER       FIRST QUARTER        $           %
                     FISCAL 1997         FISCAL 1996       CHANGE      CHANGE
                    -------------       -------------     --------     ------
REVENUE COMPONENT

Factory Sales         $1,728.1            $1,552.1        $  176.0      11.3%
Retail Sales           2,531.8             1,471.7         1,060.1      72.0
Franchise Fees           193.6               245.5           (51.9)    (21.1)
Royalties/Marketing
  fees                   509.4               450.5            58.9      13.1
                      --------            --------        --------     -----
Total                 $4,962.9            $3,719.8        $1,243.1      33.4%
                      --------            --------        --------     -----
                      --------            --------        --------     -----

                             STORE DATA
                         -----------------
                         MAY 31,   MAY 31,
                          1996      1995
                         -------   -------
Number Of Stores
Open At End Of Period:
Company                    45        26
Franchised                162       133
                          ---       ---
Total                     207       159
                          ---       ---
                          ---       ---

REVENUES

     FACTORY SALES. Factory sales increased $176,000 or 11.3% to $1.7 million in the first quarter of fiscal 1997, compared to $1.6 million in the first quarter of fiscal 1996. This increase resulted from the larger number of franchised stores in existence throughout the quarter, augmented by the impact of a 2.6% price increase effected in January of 1996. Same store pounds purchased from the factory declined 10.2% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 partially offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by franchised stores open for 3 months in each period are compared. This decline in same store pounds purchased resulted primarily from the effect of different timing of product shipment for the Easter holiday in fiscal 1997 relative to fiscal 1996 (an earlier Easter in fiscal 1997 resulted in shipment of Easter product in the last quarter of fiscal 1996).

     RETAIL SALES. Retail sales increased $1,060,100 or 72.0% to $2.5 million in the first quarter of fiscal 1997, compared to $1.5 million in the first quarter of fiscal 1996. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the quarter. The impact of a 2.7% same store sales decline at Company-owned stores partially offset the impact of this increased number of stores. The decline in same store sales is believed to result from the effect of lower foot traffic in the factory outlet mall environment in which most Company-owned stores operate and as a result of a decline in revenues in the second year of operation from grand opening levels of revenue at stores established in the last fiscal year at new factory outlet malls.

     Additionally, the majority of new Company-owned stores established in the last fiscal year were located in geographical areas where the Company is less well known and is seeking to establish name identification. The Company believes that growth in same store sales as well as in absolute volume levels are lower than they otherwise would be as a result of this effort to establish itself in new areas.

     ROYALTIES, MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $58,900 or 13.1% to $509,400 in the first quarter of fiscal 1997, compared to $450,500 in the first quarter of fiscal 1996. This increase resulted from increased royalty income from a larger number of franchised stores operating in the first quarter of 1997 compared to the first quarter of fiscal 1996, augmented by the effect of increased same store sales at franchised stores of 1.2%. Franchise fee revenues in the first quarter of fiscal 1997 declined from that earned in the first quarter of fiscal 1996 ($193,600 in comparison with $245,500). Franchise signings declined to 6 in the first quarter of fiscal 1997 from 13 in the first quarter of 1996, due to difficulty in obtaining appropriate locations for new franchised stores.

COSTS AND EXPENSES

     COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold to its Company-owned and franchised stores, increased 30.6% from $1.6 million in the first quarter of fiscal 1996 to $2.1 million in the first quarter of fiscal 1997. Cost of chocolate sales as a percentage of revenue decreased to 49.4% in the first quarter of fiscal 1997 from 53.3% in the first quarter of fiscal 1996. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue and from the impact of a 2.6% factory price increase.

     Although reduced factory margins were not a material adverse factor in the calculated overall cost of sales percentage relationship(decline in factory margins relative to first quarter of fiscal 1996 of .86% resulting from increased material usage and lesser labor efficiencies in the manufacture of the Company's products) for the quarter, the Company is experiencing factory margins approximately 2% lower than recent year historical averages. The Company is engaged in a concerted effort to correct for the cause of increased material usage, as well as to improve labor efficiencies with the goal of returning factory margins to historical levels and to continue the improvement which it had been experiencing in its margins. Factory margins have improved from lower numbers experienced in the second half of fiscal 1996 as a result of these efforts. There can be no guarantee that such margin improvements will continue or that reduced gross margin performance at the factory will not continue.

     FRANCHISE COSTS. Franchise costs increased 8.0% from $449,500 in the first quarter of fiscal 1996 to $485,500 in the first quarter of fiscal 1997. As a percentage of the total of royalty, marketing fees and franchise fee revenues, franchise costs increased to 69.1% of such fees in the first quarter of fiscal 1997 from 64.6% in the first quarter of fiscal 1996. Reduced franchise fee revenues relative to the first quarter of last year is the primary cause of this increase in relative percentage.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased 19.2% from $347,500 in the first quarter of fiscal 1996 to $414,100 in the first quarter of fiscal 1997, as a result of increased expense for administrative support personnel. As a percentage of total revenues, general and administrative expense declined from 9.3% in the first quarter of fiscal 1996 to 8.3% in the first quarter of fiscal 1997, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expense.

     RETAIL OPERATING EXPENSES. Retail operating expenses increased from $828,200 in the first quarter of fiscal 1996 to $1,622,000 in the first quarter of fiscal 1997; an increase of 95.8%. This increase resulted partially from the effect of the larger number of Company-owned stores in existence throughout the first quarter and partially as a result of increased expenses incurred in the "startup" phase of many new stores established in late fiscal 1996 with such expenses continuing into the first quarter of fiscal 1997. As a percentage of retail sales revenues, retail operating expenses increased from 56.3% in the first quarter of fiscal 1996 to 64.1% in the first quarter of fiscal 1997 as a result of insufficient sales volume leveraging resulting from the decline in same store retail sales at Company-owned stores discussed above, partially as a result of this "start-up" effect and partially as a result of a greater "mix" of stores located in environments with a selling "season" beginning after the first quarter of the Company's fiscal year.

     The Company has begun a program of conversion of Company-owned store locations to franchised locations of stores not meeting minumum economic performance criteria. The Company intends to place for sale to franchisees Company-owned stores not meeting such criteria and thereby not justifying ongoing investment of Company funds and management time and attention. The Company does not expect such conversion and sale to have appreciable positive or negative impact on Company earnings performance because store profits sacrificed in such cases are expected to be approximately compensated for by royalties generated and cost of capital saved. Gains realized on store disposition are also not expected to be material to Company results of operations. There can be no guarantee, however, that such conversions of Company-owned stores to franchised locations will not create loss of Company-owned store profits in excess of royalties generated and cost of capital saved thereby producing negative impact on future Company profitability.

OTHER EXPENSE

     Other expense of $74,500 incurred in the first quarter of fiscal 1997 increased 35.9% from the $55,000 incurred in the first quarter of fiscal 1996. This increase resulted from increased interest expense caused by borrowings in support of the Company's Company-owned store expansion.

INCOME TAX EXPENSE

     The Company's effective income tax rate in the first quarter of fiscal 1997 was 37.7% approximating the 37.5% in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of fiscal 1997 the Company generated $119,347 in operating cash flow in comparison with $555,428 in the first quarter of fiscal 1996. Operating cash flow declined as a result of lower net income generated in the current year first quarter relative to last year and as a result of investment in prepayments of development expense for new Fuzziwig's locations.

     At May 31, 1996, working capital was $3,478,914 in comparison with $2,043,143 at February 29, 1996, a $1,435,771 increase. This increase resulted primarily from fixed asset financing achieved recovering cash from investments in Company store operating assets previously funded from operating cash flows.

     Cash and cash equivalent balances increased from $528,787 at February 29, 1996 to $921,505 at May 31, 1996 as a result of this financing. The Company's current ratio was 2.4/1, at May 31, 1996 in comparison with 1.7/1 at February 29, 1996.

     The Company's long-term debt is comprised primarily of real estate mortgage financing provided by a local banking facility used to finance the Company Factory (unpaid balance as of May 31, 1996 $1,639,600), and Chattel mortgage financing (unpaid balance as of May 31, 1996 $2,979,700) provided by both local and national financing facilities and used to fund the Company store expansion.

     The Company possesses a $2,000,000 working capital line of credit at May 31, 1996 secured by accounts receivable and inventories which line had a $-0- balance at that date.

     The Company possesses fixed asset availability lines of credit totaling $5,000,000 for use by the Company in its Company-owned store expansion program (balance utilized and owed at May 31, 1996, under these availability lines, $2,300,000).

     For the balance of fiscal 1997, the Company anticipates making $4.7 million in capital expenditures. Of this sum, approximately $4.5 million is anticipated to be used for the opening of new Company-owned stores, with the balance anticipated to be used for the purchase of capital equipment for the factory, as well as for additional computer equipment for the Company's administrative functions.

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

IMPACT OF INFLATION

     Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company's future lease cost for new facilities may reflect potentially escalating cost of real estate and construction. There is no assurance that the Company will be able to pass on its increased costs to its customers.

     Depreciation expense is based on the historical cost to the Company of its fixed assets, and therefore is less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

SEASONALITY

     The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company's products have occurred during the Christmas and summer vacations seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company's business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters of for a full fiscal year.

EFFECT OF NEW ACCOUNTING STANDARD

     Financial Accounting Standard (FAS) 121, "Accounting for the Impairment of Long-Lived Assets", is effective for fiscal years beginning after December 15, 1995. This standard provided for the reduction of asset values of assets defined in the Standard as long-lived, with the impact of this reduction being charged to results of operations. The Company adopted this accounting standard as of its fiscal year beginning March 1, 1996. There was no impact on results of operations for the quarter ended May 31, 1996 of adoption of this standard.

                        PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

11.1 Statement regarding computation of earnings per common share (filed herewith at page 17).

(b)   REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three months ended May 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.


Date:  July 10, 1996                 /s/  Franklin E. Crail
     -----------------               --------------------------------------
                                          Franklin E. Crail
                                          (Chairman of the Board,
                                          President and Treasurer)


Date:  July 10, 1996                 /s/  Lawrence C. Rezentes
     -----------------               --------------------------------------
                                          Lawrence C. Rezentes
                                          (Vice President - Finance)