Form 10-Q
period 1996-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1996-10-15
CIK 785815

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 1996

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                      Commission file number 0-14749


                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

COLORADO                                                      84-0910696
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                             Identification No.)

265 TURNER DRIVE, DURANGO, CO                                     81301
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                              (970) 259-0554
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No       .
                                       -------    -------

At October 7, 1996 there were 2,912,299 shares of common stock outstanding.

            This document contains 24 pages including exhibits.
                 The exhibit index is located on page 20.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

              FORM 10-Q FOR THE QUARTER ENDED August 31, 1996

                             TABLE OF CONTENTS
                                                                      PAGE
                                                                      ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements...................................   3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........  11

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.......................  20

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE NO.
                                                                      --------
Financial Statements

Balance Sheets - August 31, 1996 (unaudited) and February 29, 1996....   4

Statements of Income - Six-month periods ended August 31, 1996
  (unaudited) and August 31, 1995 (unaudited).........................   6

Statements of Income - Three-month periods ended August 31, 1996
  (unaudited) and August 31, 1995 (unaudited).........................   7

Statements of Cash Flows
  Six-month periods ended August 31, 1996 (unaudited) and August 31,
   1995 (unaudited)...................................................   8

Statements of Cash Flows
  Three-month periods ended August 31, 1996 (unaudited) and August 31,
   1995 (unaudited)...................................................   9

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                              BALANCE SHEETS

                                                 AUGUST 31,     FEBRUARY 29,
                                                    1996            1996
        ASSETS                                   (UNAUDITED)
                                                 -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                      $ 1,019,347    $   528,787
  Accounts and notes receivable - trade,
   less allowance for doubtful accounts of
   $21,031 at August 31 and $28,196 at
   February 29                                     1,373,574      1,463,901
  Inventories                                      3,085,959      2,504,908
  Deferred tax asset                                  59,219         59,219
  Other                                              277,982        224,001
                                                 -----------    -----------
    Total current assets                           5,816,081      4,780,816

PROPERTY AND EQUIPMENT - AT COST
  Land                                               122,558        122,558
  Building                                         3,630,971      3,596,905
  Leasehold improvements                           2,154,732      1,753,165
  Machinery and equipment                          6,469,532      4,898,174
  Furniture and fixtures                           2,859,309      2,330,057
  Transportation equipment                           249,288        228,816
                                                 -----------    -----------
                                                  15,486,390     12,929,675
  Less accumulated depreciation and
   amortization                                    3,051,017      2,468,084
                                                 -----------    -----------
                                                  12,435,373     10,461,591
OTHER ASSETS
  Notes and accounts receivable due after
   one year                                          106,743        111,588
  Goodwill, net of accumulated amortization
   of $265,542 at August 31 and $253,740 at
   February 29                                       324,458        336,260
  Other                                              608,668        624,185
                                                 -----------    -----------
                                                   1,039,869      1,072,033
                                                 -----------    -----------
                                                 $19,291,323    $16,314,440
                                                 -----------    -----------
                                                 -----------    -----------


      The accompanying notes are an integral part of these statements.

                 ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                                 AUGUST 31,     FEBRUARY 29,
                                                    1996            1996
        LIABILITIES AND EQUITY                   (UNAUDITED)
                                                 -----------    ------------
CURRENT LIABILITIES
  Short-term debt                                $         -    $ 1,000,000
  Current maturities of long-term debt               564,166        134,538
  Accounts payable - trade                         1,210,393        998,520
  Accrued compensation                               278,700        335,926
  Accrued liabilities                                392,875        214,460
  Income taxes payable                                97,913         54,229
                                                 -----------    -----------
    Total current liabilities                      2,544,047      2,737,673

LONG-TERM DEBT, less current maturities            4,895,719      2,183,877

DEFERRED INCOME TAXES                                275,508        275,508
COMMITMENTS AND CONTINGENCIES                              -              -

STOCKHOLDERS' EQUITY

  Common stock - authorized 7,250,000 shares,
   $.03 par value; issued 3,034,302 shares at
   August 31 and at February 29                       91,029         91,029
  Additional paid-in capital                       9,703,985      9,703,985
  Retained earnings                                2,796,934      2,338,267
                                                 -----------    -----------
                                                  12,591,948     12,133,281

  Less common stock held in treasury, at
   cost - 129,153 shares at August 31, and
   at February 29                                  1,015,899      1,015,899
                                                 -----------    -----------
                                                  11,576,049     11,117,382
                                                 -----------    -----------
                                                 $19,291,323    $16,314,440
                                                 -----------    -----------
                                                 -----------    -----------


       The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                             STATEMENTS OF INCOME
                                 (unaudited)
                                                  SIX-MONTH PERIODS ENDED
                                                        AUGUST 31,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    -----------
REVENUES
  Sales of chocolate                              $ 9,634,395   $6,803,640
  Franchise and royalty fees                        1,382,463    1,325,954
                                                  -----------   ----------
                                                   11,016,858    8,129,594
                                                  -----------   ----------
COSTS AND EXPENSES
  Cost of chocolate sales                           4,741,650    3,488,943
  Franchise costs                                     994,482      914,614
  General and administrative                          868,003      700,442
  Retail operating expenses                         3,582,193    1,841,878
                                                  -----------   ----------
                                                   10,186,328    6,945,877
                                                  -----------   ----------

    Operating income                                  830,530    1,183,717

OTHER INCOME (EXPENSE)
  Gain on sale of assets                               84,610            -
  Interest expense                                   (198,024)    (157,202)
  Interest income                                      19,111        9,734
                                                  -----------   ----------
                                                      (94,303)    (147,468)

INCOME BEFORE INCOME TAX EXPENSE                      736,227    1,036,249

INCOME TAX EXPENSE
  Provision for income taxes                          277,560      388,594
                                                  -----------   ----------

INCOME ALLOCABLE TO COMMON STOCKHOLDERS           $   458,667   $  647,655
                                                  -----------   ----------
                                                  -----------   ----------

PRIMARY INCOME
  PER COMMON AND EQUIVALENT SHARE                 $       .16   $      .24
                                                  -----------   ----------
                                                  -----------   ----------
  Weighted average and equivalent shares            2,951,286    2,742,254
                                                  -----------   ----------
                                                  -----------   ----------
FULLY DILUTED INCOME
  PER COMMON AND EQUIVALENT SHARE                 $       .16   $      .24
                                                  -----------   ----------
                                                  -----------   ----------
  Weighted average and equivalent shares            2,957,419    2,742,204
                                                  -----------   ----------
                                                  -----------   ----------


     The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                              STATEMENTS OF INCOME
                                  (unaudited)

                                                       THREE-MONTH PERIODS
                                                         ENDED AUGUST 31,
                                                      -----------------------
                                                        1996          1995
                                                      ----------   ----------
REVENUES
  Sales of chocolate                                  $5,374,541   $3,779,843
  Franchise and royalty fees                             679,424      629,972
                                                      ----------   ----------
                                                       6,053,965    4,409,815
                                                      ----------   ----------
COSTS AND EXPENSES
  Cost of chocolate sales                              2,637,725    1,877,413
  Franchise costs                                        509,015      465,081
  General and administrative                             453,945      352,982
  Retail operating expenses                            1,908,581    1,013,712
                                                      ----------   ----------
                                                       5,509,266    3,709,188
                                                      ----------   ----------

    Operating income                                     544,699      700,627

OTHER INCOME (EXPENSE)
  Gain on sale of assets                                  32,954            -
  Interest expense                                      (112,810)     (95,364)
  Interest income                                          8,397        2,712
                                                      ----------   ----------
                                                         (71,459)     (92,652)

INCOME BEFORE INCOME TAX EXPENSE                         473,240      607,975

INCOME TAX EXPENSE
  Provision for income taxes                             178,410      227,991
                                                      ----------   ----------

INCOME ALLOCABLE TO COMMON STOCKHOLDERS               $  294,830   $  379,984
                                                      ----------   ----------
                                                      ----------   ----------
PRIMARY INCOME
  PER COMMON AND EQUIVALENT SHARE                     $      .10   $      .14
                                                      ----------   ----------
                                                      ----------   ----------
  Weighted average and equivalent shares               2,964,283    2,759,770
                                                      ----------   ----------
                                                      ----------   ----------

FULLY DILUTED INCOME
  PER COMMON AND EQUIVALENT SHARE                     $      .10   $      .14
                                                      ----------   ----------
                                                      ----------   ----------
  Weighted average and equivalent shares               2,964,283    2,760,694
                                                      ----------   ----------
                                                      ----------   ----------

     The accompanying notes are an integral part of these statements.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        SIX-MONTH PERIODS
                                                         ENDED AUGUST 31,
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   458,667   $  647,655
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        803,802      336,270
    Gain on sale of assets                               (84,610)           -
    Decrease (Increase) in notes and accounts
     receivable                                           95,172      (54,112)
    (Increase) in inventories                           (581,051)    (328,219)
    (Increase) in other assets                           (53,981)    (310,755)
    Increase in accounts payable                         211,873      452,434
    Increase (Decrease) in income tax payable             43,684     (181,714)
    Increase in accrued liabilities                      121,189      165,367
                                                     -----------  -----------
    Net cash provided by operating activities          1,014,745      726,926
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                           310,690            -
  Additions to other long-term assets                   (168,914)      (7,850)
  Purchase of property and equipment                  (2,807,431)  (2,403,362)
                                                     -----------  -----------
    Net cash (used in)investing activities            (2,665,655)  (2,411,212)
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                      -       40,625
  Principal payments on line of credit                (1,000,000)    (250,000)
  Principal payments on long-term debt                (2,470,535)    (124,538)
  Proceeds from line of credit                                 -      250,000
  Proceeds from issuance of long-term debt             5,612,005    1,500,000
  Purchase and retirement of preferred stock                   -      (26,025)
                                                     -----------  -----------
    Net cash provided by financing activities          2,141,470    1,390,062
                                                     -----------  -----------

NET INCREASE (DECREASE) IN CASH:                     $   490,560  $  (294,224)
                                                     -----------  -----------
                                                     -----------  -----------
   Cash and cash equivalents at beginning of period  $   528,787  $   382,905
                                                     -----------  -----------
   Cash and cash equivalents at end of period        $ 1,019,347  $    88,681
                                                     -----------  -----------
                                                     -----------  -----------

CASH PAID DURING THE PERIOD FOR:
   Interest                                          $   197,997  $   142,973
                                                     -----------  -----------
                                                     -----------  -----------
   Income taxes                                      $   260,681  $   570,308
                                                     -----------  -----------
                                                     -----------  -----------



       The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       THREE-MONTH PERIODS
                                                         ENDED AUGUST 31,
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   294,830   $  379,984
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        423,738      176,882
    Gain on sale of assets                               (32,954)           -
    Decrease (Increase) in notes and accounts
     receivable                                          222,471     (134,151)
    (Increase) in inventories                           (337,171)    (396,882)
    Decrease (Increase) in other assets                  303,526     (266,933)
    (Decrease) Increase in accounts payable              (69,062)     439,682
    Increase (Decrease) in income tax payable             86,715      (75,332)
    (Decrease) Increase in accrued liabilities           (42,898)      48,248
                                                     -----------  -----------
      Net cash provided by operating activities          849,195      171,498
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                           155,190            -
  Additions to other long-term assets                   (132,781)       9,891
  Purchase of property and equipment                  (1,610,795)    (943,656)
                                                     -----------  -----------
      Net cash (used in) investing activities         (1,588,386)    (933,765)
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                      -       40,625
  Principal payments on line of credit                         -     (100,000)
  Principal payments on long-term debt                  (115,506)     (71,697)
  Proceeds from line of credit                                 -      100,000
  Proceeds from issuance of long-term debt               952,539      745,367
                                                     -----------  -----------
      Net cash provided by financing activities          837,033      714,295
                                                     -----------  -----------

NET INCREASE(DECREASE)IN CASH:                       $    97,842  $   (47,972)
  Cash and cash equivalents at beginning of period   $   921,505  $   136,653
                                                     -----------  -----------
  Cash and cash equivalents at end of period         $ 1,019,347  $    88,681
                                                     -----------  -----------
                                                     -----------  -----------

CASH PAID DURING THE PERIOD FOR:
  Interest                                           $   111,199  $    87,211
                                                     -----------  -----------
                                                     -----------  -----------
  Income taxes                                       $   105,967  $   298,323
                                                     -----------  -----------
                                                     -----------  -----------


     The accompanying notes are an integral part of these statements.

                  ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                       NOTES TO FINANCIAL STATEMENTS

                              August 31, 1996

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

3.  Inventories consist of the following:

                                  AUGUST 31, 1996        FEBRUARY 29, 1996
                                  ---------------        -----------------
   Ingredients and supplies         $1,350,825              $1,117,517
   Finished candy                    1,735,134               1,387,391
                                    ----------              ----------
                                    $3,085,959              $2,504,908
                                    ----------              ----------
                                    ----------              ----------

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a manufacturer, franchiser and operator of two retail concepts: Rocky Mountain Chocolate Factory and Fuzziwig's Candy Factory. The Company derives its revenues from four principal sources: (1) factory sales, which consist of candy sales to its franchised Rocky Mountain Chocolate Factory store locations; (2) retail sales, which consist of candy sales at retail by its Company-owned Rocky Mountain Chocolate Factory and Fuzziwig's Candy Factory stores; (3) franchise fees, which consist of fees earned from the sale of franchises; and (4) royalties and marketing fees.

NEW-STORE CONCEPT - FUZZIWIG'S

     The Company is the operator and franchiser of a new concept store called Fuzziwig's Candy Factory. This new concept store sells hard conventional and nostalgic/unusual candies in a themed, self-serve environment featuring animation, movement, music, color and entertainment. The first prototype Fuzziwig's store opened in September, 1995. Six Company-owned Fuzziwig's stores were in operation as of August 31, 1996 with five additional stores under construction. The Company began franchising its Fuzziwig's concept store in May, 1996 and one franchised Fuzziwig's store is scheduled to open in December, 1996.

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 31, 1996 COMPARED TO QUARTER ENDED AUGUST 31, 1995

     The following table sets forth, for the periods indicated, certain unaudited financial information and other operating data related to the Company's operation:

             (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)

                         SECOND QUARTER   SECOND QUARTER     $           %
                          FISCAL 1997      FISCAL 1996     CHANGE      CHANGE
                         --------------   --------------   -------     ------
REVENUE COMPONENT
Factory Sales               2,171.5          1,893.4         278.1      14.7%
Retail Sales                3,203.0          1,886.4       1,316.6      69.8
Franchise Fees                 52.1             91.0         (38.9)    (42.7)
Royalties/Marketing fees      627.4            539.0          88.4      16.4
                            -------          -------       -------     -----
Total                       6,054.0          4,409.8       1,644.2      37.3%
                            -------          -------       -------     -----


                                                          STORE DATA
                                                   -----------------------
                                                   AUGUST 31,   AUGUST 31,
                                                     1996          1995
                                                   ----------   ----------
Number Of Stores Open At End Of Period:
            Company                                    52           27
            Franchised                                167          142
                                                      ---          ---
               Total                                  219          169
                                                      ---          ---
                                                      ---          ---

REVENUES

     FACTORY SALES. Factory sales increased $278,100 or 14.7% to $2.2 million in the second quarter of fiscal 1997, compared to $1.9 million in the second quarter of fiscal 1996. This increase resulted from the larger number of franchised stores in existence throughout the quarter, augmented by the impact of a 2.6% price increase effected in January of 1996. Same store pounds purchased from the factory declined by 4.7% in the second quarter of fiscal 1997 compared to the second quarter of 1996 partially offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by stores open for 3 months in each period are compared. The decline in same store pounds purchased from the factory resulted primarily from an increase in the mix of store-made products relative to factory-made products sold at franchised stores.

     RETAIL SALES. Retail sales increased $1,316,600 or 69.8% to $3.2 million in the second quarter of fiscal 1997, compared to $1.9 million in the second quarter of fiscal 1996. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the quarter. The impact of a 2.0% same store sales decline at Company-owned stores partially offset the impact of this increased number of stores. The decline in same store sales is believed to result from the effect of lower foot traffic in the factory outlet mall environment in which most Company-owned stores operate and as a result of a decline in revenues in the second year of operation from grand opening levels of revenue at stores established in the last fiscal year at new factory outlet malls.

     Additionally, the majority of new Company-owned stores established in the last fiscal year were located in geographical areas where the Company is less well known and is seeking to establish name identification. The Company believes that growth in same store sales as well as in absolute volume levels are lower than they otherwise would be as a result of this effort to establish itself in new markets.

     ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $88,400 or 16.4% to $627,400 in the second quarter of fiscal 1997, compared to $539,000 in the second quarter of fiscal 1996. This increase resulted from increased royalty income from a larger number of franchised stores operating in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, partially offset by the effect of a decline in same store sales at franchised stores of 3.5%. Franchise fee revenues in the second quarter of fiscal 1997 declined from that earned in the second quarter of fiscal 1996 ($52,100 in comparison with $91,000). Franchise signings declined to 3 in the second quarter of fiscal 1997 from 7 in the second quarter of fiscal 1996, due to difficulty in obtaining appropriate locations for new franchised stores. Decreased balance due collections on franchises previously signed also resulted in the decreased franchise fee revenue earned for the quarter. Franchise fee revenue is recorded as conditions for earning the revenue are met: $5,000 is payable upon franchise agreement signing, with the balance $14,500 being payable upon signing of the lease of the facility representing the franchised location.

     The Company is experiencing a decline in available locations resulting primarily from reduced growth in new factory outlet centers, which is causing a shortfall from anticipated levels in franchise signings which shortfall is expected to continue at least for the balance of the current fiscal year. The impact of this decline in available locations and associated reduced franchise signings is anticipated to be a continued shortfall for at least the balance of the fiscal year in franchise fee revenues relative to that earned in the prior fiscal year.

COSTS AND EXPENSES

     COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 40.5% to $2,638,000 in the second quarter of fiscal 1997 from $1,877,000 in the second quarter of fiscal 1996. Cost of chocolate sales as a percentage of revenue decreased to 49.1% in the second quarter of fiscal 1997 from 49.7% in the second quarter of fiscal 1996. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue as partially offset by a decline in factory margins from those existing in the second quarter of fiscal 1996.

     The Company in fiscal 1996 experienced a decline of factory margins of 4% absolute for the full year and 6.7% absolute in the second half from factory margin results experienced in the prior year full year and second half periods. The Company has made major improvement in manufacturing performance as a result of its concerted effort to correct for the increased material usage, reduced labor efficiencies and increased overhead spending resulting in this decline in factory margins. As a result of its efforts, factory margins have improved by 5.0% absolute from depressed levels existing in the second half of fiscal 1996, but factory margins currently remain approximately 1.7% absolute below recent year historical averages. The Company is engaged in a concerted effort to correct for remaining causes of margin shortfall with the goal of returning factory margins to historical levels and to continue the improvement which it had been experiencing in its margins.

     FRANCHISE COSTS. Franchise costs increased 9.4% from $465,100 in the second quarter of fiscal 1996 to $509,000 in the second quarter of fiscal 1997. As a percentage of the total of royalty and marketing fees and franchise fee revenue, franchise costs increased to 74.9% of such fees in the second quarter of fiscal 1997 from 73.8% in the second quarter of fiscal 1996. Decreased franchise fee revenues relative to the second quarter of last year is the primary cause of this increase in relative percentage.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 28.6% from $353,000 in the second quarter of fiscal 1996 to $454,000 in the second quarter of fiscal 1997, as a result of increased expense for administrative support personnel. As a percentage of total revenues, general and administrative expense declined from 8.0% in the second quarter of 1996 to 7.5% in the second quarter of 1997, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

     RETAIL OPERATING EXPENSES. Retail operating expenses increased from $1.0 million in the second quarter of 1996 to $1.9 million in the second quarter of fiscal 1997; an increase of 88.3%. This increase resulted partially from the effect of the larger number of Company-owned stores in existence throughout the second quarter and partially as a result of increased expenses incurred in the "start-up" phase of many new stores established in late fiscal 1997. As a percentage of retail sales, retail operating expenses increased from 53.7% in the second quarter of fiscal 1996 to 59.6% in the second quarter of fiscal 1997 as a result of insufficient sales volume leveraging resulting from the decline in same store retail sales at Company-owned stores discussed above, partially as a result of this "start-up" effect and partially as a result of sales volumes at many Company-owned stores established within the last 12 months significantly below Company expectations.

     As noted above, the Company is experiencing disappointing foot traffic in the factory outlet mall environment in which most of its new Company-owned stores have been established. This lower foot traffic has resulted in the poorer sales volumes than anticipated at its new Company-owned stores.

     The Company has begun a program of conversion of Company-owned store locations to franchised locations of stores not meeting minimum economic performance criteria and to reduce its expansion program in the establishment of Rocky Mountain Chocolate Factory Company-owned stores. The Company intends to place for sale to franchisees Company-owned stores not meeting such criteria and thereby not justifying ongoing investment of Company funds and management time and attention. The Company does not expect such conversion and sale to have appreciable positive or negative impact on Company earnings performance because store profits sacrificed in such cases are expected to be approximately compensated-for by royalties generated and cost of capital saved. Gains realized on store disposition are also not expected to be material to Company results of operations. There can be no guarantee, however, that such conversions of Company-owned stores to franchised locations will not create loss of Company-owned store profits in excess of royalties generated and cost of capital saved thereby producing negative impact on future Company profitability.

OTHER EXPENSE

     Other expense of $71,500 incurred in the second quarter of fiscal 1997 decreased 29.7% from the $92,700 incurred in the second quarter of fiscal 1996. This decrease resulted from gain on sale of assets. Excluding this gain, other expense increased as a result of interest expense caused by borrowings in support of the Company's Company-owned store expansion.

INCOME TAX EXPENSE

     The Company's effective income tax rate in the second quarter of 1997 was 37.7% approximating the 37.5% in the second quarter of fiscal 1996.

RESULTS OF OPERATIONS

FIRST HALF ENDED AUGUST 31, 1996 COMPARED TO FIRST HALF ENDED AUGUST 31, 1995


              (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)

                         FIRST HALF     FIRST HALF         $           %
                         FISCAL 1997    FISCAL 1996      CHANGE      CHANGE
                         -----------    -----------      -------     ------
REVENUE COMPONENT

Factory Sales               3,899.6        3,445.5         454.1      13.2%
Retail Sales                5,734.8        3,358.1       2,376.7      70.8
Franchise Fees                245.7          336.5         (90.8)    (27.0)
Royalties/Marketing fees    1,136.8          989.5         147.3      14.9
                           --------        -------       -------     -----
Total                      11,016.9        8,129.6       2,887.3      35.5%
                           --------        -------       -------     -----


                                                          STORE DATA
                                                   -----------------------
                                                   AUGUST 31,   AUGUST 31,
                                                     1996          1995
                                                   ----------   ----------

Number Of Stores Open At End Of Period:
            Company                                    52           27
            Franchised                                167          142
                                                      ---          ---
               Total                                  219          169
                                                      ---          ---
                                                      ---          ---

REVENUES

     FACTORY SALES. Factory sales increased $454,100 or 13.2% to $3.9 million in the first half of fiscal 1997, compared to $3.4 million in the first half of 1996. This increase resulted from the larger number of franchised stores in existence throughout the quarter, augmented by the impact of a 2.6% price increase effected in January of 1996. Same store pounds purchased from the factory declined by 7.2% in the first half of fiscal 1997 compared to the first half of fiscal 1996 partially offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by stores open for 6 months in each period are compared. This decline in same store pounds purchased resulted partially from the effect of different timing of product shipment for the Easter holiday in fiscal 1997 relative to fiscal 1996 (an earlier Easter in fiscal 1997 resulted in shipment of Easter product in the last quarter of fiscal 1996). It is also believed to have resulted from a shift in the mix of product retail sales by franchised store locations to more store-made product and product purchased from authorized vendors and away from product manufactured by the Company.

     RETAIL SALES. Retail sales increased $2,376,700 or 70.8% to $5.7 million in the first half of fiscal 1997, compared to $3.3 million in the first half of fiscal 1996.

This increase resulted primarily from a larger number of Company-owned stores in existence throughout the quarter. The impact of a .47% same store sales decline at Company-owned stores partially offset the impact of this increased number of stores. As discussed above, the decline in same store sales is believed to result from the effect of lower foot traffic in the factory outlet mall environment in which most Company-owned stores operate and as a result of decline in revenues in the second year of operation from grand opening levels of revenue at stores established in the last fiscal year at new factory outlet malls.

     As also discussed above, the majority of new Company-owned stores established in the last fiscal year were located in geographical areas where the Company is less well known and is seeking to establish name identification. The Company believes that growth in same store sales as well as in absolute volume levels are lower than they otherwise would be as a result of this effort to establish itself in new markets.

     ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $147,300 or 14.9% to $1.1 million in the first half of fiscal 1997, compared to $1.0 million in the first half of fiscal 1996. This increase resulted from increased royalty income from a larger number of franchised stores operating in the first half of 1997 compared to the first half of fiscal 1996, partially offset by the effect of a decline in same store sales at franchised stores of 3.45%. Franchise fee revenues in the first half of fiscal 1997 declined from that earned in the first half of fiscal 1996 ($245,700 in comparison with $336,500). Franchise signings declined to 9 in the first half of fiscal 1997 from 20 in the first half of 1996, due to difficulty in obtaining appropriate locations for new franchised stores. Decreased balance due collections on franchises previously signed also resulted in the decreased franchise fee revenue earned for the first half. Franchise fee revenue is recorded as conditions for earning the revenue are met: $5,000 is payable upon franchise agreement signing, with the balance $14,500 being payable upon signing of the lease of the facility representing the franchised location.

     As discussed above the Company is experiencing a decline in available locations resulting primarily from dramatically reduced growth in new factory outlet centers, which is causing a shortfall from anticipated levels in franchise signings which shortfall is expected to continue at least for the balance of the current fiscal year. The impact of this decline in available locations and associated reduced franchise signings is anticipated to be a continued shortfall for at least the balance of the fiscal year in franchisee fee revenues relative to that earned in the prior fiscal year and to have a negative impact on franchise revenues earned for at least the balance of the fiscal year.

COSTS AND EXPENSES

     COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 35.9% to $4,742,000 in the first half of fiscal 1997 from $3,489,000 in the first half of fiscal 1996. Cost of chocolate sales as a percentage of revenue decreased to 49.2% in the first half of fiscal 1997 from 51.3% in the first half of fiscal 1996. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue as partially offset by a decline in factory margins from those existing in the first half of fiscal 1996.

     As discussed above, the Company in fiscal 1996 experienced a decline of factory margins of 4% absolute for the full year and 6.7% absolute in the second half from factory margin results experienced in the prior year full year and second half periods. The Company has made major improvement in manufacturing performance as a result of its concerted effort to correct for the increased material usage, reduced labor efficiencies and increased overhead spending resulting in this decline in factory margins. As a result of its efforts, factory margins have improved by 5.0% absolute from depressed levels existing in the second half of fiscal 1996, but factory margins currently remain approximately 1.7% absolute below recent year historical averages. The Company is engaged in a concerted effort to correct for remaining causes of margin shortfall with the goal of returning factory margins to historical levels and to continue the improvement which it had been experiencing in its margins.

     FRANCHISE COSTS. Franchise costs increased 8.7% from $915,000 in the first half of fiscal 1996 to $994,000 in the first half of fiscal 1997. As a percentage of the total of royalty and marketing fees and franchise fee revenue, franchise costs increased to 71.9% of such fees in the first half of fiscal 1997 from 69.0% in the first half of fiscal 1996. Decreased franchise fee revenues relative to the first half of last year is the primary cause of this increase in relative percentage.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 23.9% from $700,000 in the first half of fiscal 1996 to $868,000 in the first half of fiscal 1997, as a result of increased expense for administrative support personnel. As a percentage of total revenues, general and administrative expense declined from 8.6% in the first half of 1996 to 7.9% in the first half of 1997, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

     RETAIL OPERATING EXPENSES. Retail operating expenses increased from $1,842,000 in the first half of 1996 to $3,582,000 in the first half of 1997; an increase of 94.5%. This increase resulted partially from the effect of the larger number of Company-owned stores in existence throughout the first half and partially as a result of increased expenses incurred in the "start-up" phase of many new stores established in late fiscal 1997. As a percentage of retail sales, retail operating expenses increased from 54.8% in the first half of 1996 to 62.5% in the first half of fiscal 1997 as a result of insufficient sales volume leveraging resulting from the decline in same store retail sales at Company-owned stores discussed above, partially as a result of this "start-up" effect and partially as a result of sales volumes at many Company-owned stores established within the last 12 months significantly below Company expectations.

     As noted above, the Company is experiencing disappointing foot traffic in the factory outlet mall environment in which most of its new Company-owned stores have been established. This lower foot traffic has resulted in the poorer sales volumes than anticipated at its new Company-owned stores.

     As discussed above, the Company has begun a program of conversion of Company-owned store locations to franchised locations of stores not meeting minimum economic performance criteria and to reduce its expansion program in the establishment of Rocky Mountain Chocolate Factory Company-owned stores. The Company intends to place for sale to franchisees Company-owned stores not meeting such criteria and thereby not justifying ongoing investment of Company funds and management time and attention. The Company does not expect such conversion and sale to have appreciable positive or negative impact on Company earnings performance because store profits sacrificed in such cases are expected to be approximately compensated-for by royalties generated and cost of capital saved. Gains realized on store disposition are also not expected to be material to Company results of operations. There can be no guarantee, however, that such conversions of Company-owned stores to franchised locations will not create loss of Company-owned store profits in excess of royalties generated and cost of capital saved thereby producing negative impact on future Company profitability.

OTHER EXPENSE

     Other expense of $94,300 incurred in the first half of fiscal 1997 decreased 36.1% from the $147,500 incurred in the first half of fiscal 1996. This decrease resulted from gain on sale of assets. Excluding this gain, other expense increased as a result of interest expense caused by borrowings in support of the Company's Company-owned store expansion.


INCOME TAX EXPENSE

     The Company's effective income tax rate in the first half of 1996 was 37.7% approximating the 37.5% in the first half of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In the first half of fiscal 1997 the Company generated $1,014,745 in operating cash flow. The Company used this operating cash flow in combination with $5.6 million from issuance of long-term debt to retire other long-term debt, repay the line of credit balance outstanding at the end of fiscal 1996, and fund purchase of property and equipment.

     At August 31, 1996, working capital was $3,272,034 in comparison with $2,043,143 at February 29, 1996, a $1,228,891 increase. This increase resulted primarily from fixed asset financing achieved recovering cash from investments in Company store operating assets previously funded from operating cash flows.

     Cash and cash equivalent balances increased from $528,787 at February 29, 1996 to $1,019,347 at August 31, 1996 as a result of this financing. The Company's current ratio was 2.3/1 at August 31, 1996 in comparison with 1.7/1 at February 29, 1996.

     The Company's long-term debt is comprised primarily of real estate mortgage financing provided by a local banking facility used to finance the Company Factory (unpaid balance as of August 31, 1996 $1,631,752), and Chattel mortgage financing (unpaid balance as of August 31, 1996 $3,819,551) provided by both local and national financing facilities and used to fund the Company store expansion.

     The Company possesses a $2,000,000 working capital line of credit at August 31, 1996 secured by accounts receivable and inventories which line had a $-0- balance at that date.

     The Company possesses fixed asset availability lines of credit totaling $5,000,000 for use by the Company in its Company-owned store expansion program (balance utilized and owed at August 31, 1996, under these availability lines, $3,819,551).

     For the balance of fiscal 1997, the Company anticipates making $2.4 million in capital expenditures. Of this sum, approximately $1.8 million is anticipated to be used for the opening of new Company-owned stores, with the balance anticipated to be used for the purchase of capital equipment for the factory, as well as for additional computer equipment for the Company's administrative functions.

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

SEASONALITY

     The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company's products have occurred during the Christmas and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company's business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters of for a full fiscal year.

                        PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)   EXHIBITS

11.1 Statement regarding computation of earnings per common share (filed herewith at page 20).

 (b)   REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three months ended August 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date: October 11, 1996                By:       /s/  FRANKLIN E. CRAIL
                                         ------------------------------------
                                         Franklin E. Crail
                                         (Chairman of the Board, President
                                           and Treasurer)


Date: October 11, 1996                By:     /s/  LAWRENCE C. REZENTES
                                         ------------------------------------
                                         Lawrence C. Rezentes
                                         (Vice President - Finance)