Form 10-Q
period 1996-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1997-01-14
CIK 785815

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                          Commission file number 0-14749


                      Rocky Mountain Chocolate Factory, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Colorado                                                       84-0910696
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                             Identification No.)

265 Turner Drive, Durango, CO                                            81301
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

At January 3, 1997 there were 2,912,299 shares of common stock outstanding.

             This document contains 25 pages including exhibits.
                 The exhibit index is located on page 21.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

              FORM 10-Q FOR THE QUARTER ENDED November 30, 1996

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

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 11
PART II.  OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders.... 20

      Item 6.     Exhibits and Reports on Form 8-K....................... 21

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INDEX TO FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------
Financial Statements

Balance Sheets - November 30, 1996 (unaudited)
 and February 29, 1996................................................    4

Statements of Income - Nine-month
  periods ended November 30, 1996 (unaudited)
  and November 30, 1995 (unaudited)...................................    6

Statements of Income - Three-month
  periods ended November 30, 1996 (unaudited)
  and November 30, 1995 (unaudited)...................................    7

Statements of Cash Flows
  Nine-month periods ended
  November 30, 1996 (unaudited)
  and November 30, 1995 (unaudited)...................................    8

Statements of Cash Flows
  Three-month periods ended
  November 30, 1996 (unaudited)
  and November 30, 1995 (unaudited)...................................    9

                         ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                     BALANCE SHEETS

                                                      November 30,     February 29,
                                                         1996              1996
                                                     -------------     ------------
       ASSETS                                         (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                         $   491,047       $   528,787
   Accounts and notes receivable -
    trade, less allowance for doubtful
    accounts of $14,507 at November 30 and
    $28,196 at February 29                             2,259,929         1,463,901
   Inventories                                         3,181,247         2,504,908
   Deferred tax asset                                     59,219            59,219
   Other                                                 256,488           224,001
                                                     -----------       -----------
        Total current assets                           6,247,930         4,780,816

PROPERTY AND EQUIPMENT - AT COST
   Land                                                  122,558           122,558
   Building                                            3,634,317         3,596,905
   Leasehold improvements                              2,738,214         1,753,165
   Machinery and equipment                             6,987,132         4,898,174
   Furniture and fixtures                              3,139,708         2,330,057
   Transportation equipment                              250,509           228,816
                                                     -----------       -----------
                                                      16,872,438        12,929,675
   Less accumulated depreciation
     and amortization                                  3,368,340         2,468,084
                                                     -----------       -----------
                                                      13,504,098        10,461,591
OTHER ASSETS
   Notes and accounts receivable due
     after one year                                       97,974           111,588
   Goodwill, net of accumulated
     amortization of $271,443 at
     November 30 and $253,740 at February 29             318,557           336,260
   Other                                                 661,831           624,185
                                                     -----------       -----------
                                                       1,078,362         1,072,033
                                                     -----------       -----------
                                                     $20,830,390       $16,314,440
                                                     -----------       -----------
                                                     -----------       -----------


            The accompanying notes are an integral part of these statements.

                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                                      November 30,     February 29,
                                                         1996              1996
LIABILITIES AND EQUITY                               -----------       -----------
                                                     (Unaudited)
CURRENT LIABILITIES
   Short-term debt                                   $   400,000         1,000,000
   Current maturities of long-term debt                  692,900           134,538
   Accounts payable - trade                            1,355,213           998,520
   Accrued compensation                                  631,830           335,926
   Accrued liabilities                                   225,217           214,460
   Income taxes payable                                   86,900            54,229
                                                     -----------       -----------
       Total current liabilities                       3,392,060         2,737,673


LONG-TERM DEBT, less current maturities                5,300,594         2,183,877


DEFERRED INCOME TAXES                                    275,508           275,508

COMMITMENTS AND CONTINGENCIES                              -                  -

STOCKHOLDERS' EQUITY
   Common stock - authorized 7,250,000
    shares, $.03 par value; issued
      3,041,302 shares at November 30 and
      3,034,302 at February 29                            91,239            91,029
   Additional paid-in capital                          9,730,872         9,703,985
   Retained earnings                                   3,055,851         2,338,267
                                                     -----------       -----------
                                                      12,877,962        12,133,281

   Less common stock held in treasury,
    at cost - 129,003 at November 30 and
    129,153 shares at February 29                      1,015,734         1,015,899
                                                     -----------       -----------
                                                      11,862,228        11,117,382
                                                     -----------       -----------
                                                     $20,830,390       $16,314,440
                                                     -----------       -----------
                                                     -----------       -----------


        The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                             STATEMENTS OF INCOME
                                 (unaudited)

                                                          Nine-month periods ended
                                                                  November 30,
                                                         ---------------------------
                                                             1996            1995
                                                         -----------     -----------
REVENUES
   Sales of chocolate                                    $16,095,205     $11,828,868
   Franchise and royalty fees                              2,007,238       1,942,733
                                                         -----------     -----------
                                                          18,102,443      13,771,601
                                                         -----------     -----------
COSTS AND EXPENSES
   Cost of chocolate sales                                 8,090,329       6,122,721
   Franchise costs                                         1,493,090       1,370,765
   General and administrative                              1,358,986       1,040,049
   Retail operating expenses                               5,700,752       3,130,088
                                                         -----------     -----------
                                                          16,643,157      11,663,623
                                                         -----------     -----------

        Operating income                                   1,459,286       2,107,978

OTHER INCOME (EXPENSE)
   Interest expense                                         (331,416)       (235,016)
   Interest income                                            23,954          38,733
                                                         -----------     -----------
                                                            (307,462)       (196,283)

INCOME BEFORE INCOME TAX EXPENSE                           1,151,824       1,911,695

INCOME TAX EXPENSE
   Provision for income taxes                                434,240         715,198
                                                         -----------     -----------

INCOME ALLOCABLE TO
   STOCKHOLDERS                                          $   717,584      $1,196,497
                                                         -----------     -----------
                                                         -----------     -----------

INCOME
   PER COMMON AND EQUIVALENT SHARE                       $       .24      $      .42
                                                         -----------     -----------
                                                         -----------     -----------
   Weighted average and equivalent shares                  2,952,015       2,840,569
                                                         -----------     -----------
                                                         -----------     -----------

        The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF INCOME
                                (unaudited)

                                                         Three-month periods ended
                                                                November 30,
                                                         ---------------------------
                                                            1996             1995
                                                         ----------       ----------
REVENUES
   Sales of chocolate                                    $6,460,810       $5,025,228
   Franchise and royalty fees                               624,775          616,779
                                                         ----------       ----------
                                                          7,085,585        5,642,007
                                                         ----------       ----------
COSTS AND EXPENSES
   Cost of chocolate sales                                3,348,679        2,633,778
   Franchise costs                                          498,608          456,151
   General and administrative                               490,983          339,607
   Retail operating expenses                              2,203,169        1,288,210
                                                         ----------       ----------
                                                          6,541,439        4,717,746
                                                         ----------       ----------

        Operating income                                    544,146          924,261

OTHER INCOME (EXPENSE)
   Interest expense                                        (133,392)       (  77,814)
   Interest income                                            4,843           28,999
                                                         ----------       ----------
                                                           (128,549)       (  48,815)

INCOME BEFORE INCOME TAX EXPENSE                            415,597          875,446

INCOME TAX EXPENSE
    Provision for income taxes                              156,680          326,604
                                                         ----------       ----------

INCOME ALLOCABLE TO
   STOCKHOLDERS                                          $  258,917       $  548,842
                                                         ----------       ----------
                                                         ----------       ----------

INCOME
   PER COMMON AND EQUIVALENT SHARE                       $      .09       $      .18
                                                         ----------       ----------
                                                         ----------       ----------
   Weighted average and equivalent shares                 2,944,898        3,024,768
                                                         ----------       ----------
                                                         ----------       ----------


          The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                          STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                          Nine-month periods ended
                                                                November 30,
                                                     --------------------------------
                                                         1996                 1995
                                                     ----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $  717,584           $ 1,196,497
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                    1,255,738               544,096
     Gain on the sale of assets                         (84,610)                  -
    (Increase) in notes and
      accounts receivable                              (782,414)             (888,573)
    (Increase) in inventories                          (676,339)             (727,508)
    (Increase) in other assets                          (32,487)             (101,679)
     Increase in accounts payable                       356,693               765,386
     Increase (decrease) in income tax payable           32,671               (97,391)
     Increase in accrued liabilities                    306,661               277,160
                                                     ----------           -----------
      Net cash provided by
          operating activities                        1,093,497               967,988
                                                     ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                        310,690                   -
    Additions to other long-term assets                (350,789)             (296,208)
    Purchase of property and equipment               (4,193,479)           (3,968,738)
                                                     ----------           -----------
      Net cash (used in) investing activities        (4,233,578)           (4,264,946)
                                                     ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock offering                            -               5,221,125
    Cost of stock offering                                  -                (364,988)
    Proceeds from exercise of
      stock options                                      26,250                71,875
    Proceeds from issuance of
      treasury stock                                      1,012                 2,175
    Principal payments on line of credit             (1,000,000)             (430,000)
    Principal payments on long-term debt             (2,616,639)           (1,641,121)
    Proceeds from line of credit                        400,000               430,000
    Proceeds from issuance of long-term debt          6,291,718             1,500,000
    Purchase and retirement of preferred stock              -                 (26,025)
                                                     ----------           -----------
      Net cash provided by
        financing activities                          3,102,341             4,763,041
                                                     ----------           -----------

NET (DECREASE) INCREASE IN CASH:                    $   (37,740)          $ 1,466,083
    Cash and cash equivalents
      at beginning of period                        $   528,787           $   382,905
                                                     ----------           -----------
    Cash and cash equivalents
      at end of period                              $   491,047           $ 1,848,988
                                                     ----------           -----------
                                                     ----------           -----------
CASH PAID DURING THE PERIOD FOR:
    Interest                                        $   322,323           $   223,858
                                                     ----------           -----------
                                                     ----------           -----------
    Income taxes                                    $   426,677           $   812,589
                                                     ----------           -----------
                                                     ----------           -----------

         The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                        Three-month periods ended
                                                                November 30,
                                                     --------------------------------
                                                         1996                 1995
                                                     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $   258,917          $   548,842
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization                        451,936              207,826
    (Increase) in notes and
      accounts receivable                               (877,586)            (834,461)
    (Increase) in inventories                            (95,288)            (399,289)
     Decrease in other assets                             21,494              209,076
     Increase in accounts payable                        144,820              312,952
    (Decrease) Increase in income tax payable            (11,013)              84,323
     Increase in accrued liabilities                     185,472              111,793
                                                     -----------          -----------
       Net cash provided by operating
         activities                                       78,752              241,062
                                                     -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to other long-term assets                 (181,875)            (288,358)
    Purchase of property and equipment                (1,386,048)          (1,565,376)
                                                     -----------          -----------
      Net cash (used in) investing activities         (1,567,923)          (1,853,734)
                                                     -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock offering                             -              5,221,125
    Cost of stock offering                                   -               (364,988)
    Proceeds from exercise of
      stock options                                       26,250               31,250
    Proceeds from issuance of
      treasury stock                                       1,012                2,175
    Principal payments on line of credit                     -               (180,000)
    Principal payments on long-term debt                (146,104)          (1,516,583)
    Proceeds from line of credit                         400,000              180,000
    Proceeds from issuance of long-term debt             679,713                  -
                                                     -----------          -----------
      Net cash provided by
        financing activities                             960,871            3,372,979
                                                     -----------          -----------

NET (DECREASE) INCREASE IN CASH:                     $  (528,300)         $ 1,760,307
    Cash and cash equivalents
      at beginning of period                         $ 1,019,347          $    88,681
                                                     -----------          -----------
    Cash and cash equivalents
      at end of period                               $   491,047          $ 1,848,988
                                                     -----------          -----------
                                                     -----------          -----------
CASH PAID DURING THE PERIOD FOR:
    Interest                                         $   124,326          $    80,884
                                                     -----------          -----------
                                                     -----------          -----------
    Income taxes                                     $   165,996          $   242,281
                                                     -----------          -----------
                                                     -----------          -----------

        The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                              November 30, 1996


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

3.  Inventories consist of the following:

                                      November 30, 1996        February 29, 1996
                                      -----------------        -----------------
    Ingredients and supplies             $1,473,401                $1,117,517
    Finished Candy                        1,707,846                 1,387,391
                                         ----------                ----------
                                         $3,181,247                $2,504,908
                                         ----------                ----------
                                         ----------                ----------

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

NEW-STORE CONCEPT - FUZZIWIG'S

   The Company is the operator and franchiser of a new concept store called Fuzziwig's Candy Factory. This new concept store sells hard conventional and nostalgic/unusual candies in a themed, self-serve environment featuring animation, movement, music, color and entertainment. The first prototype Fuzziwig's store opened in September, 1995. Twelve Company-owned and one franchised Fuzziwig's stores were in operation as of November 30, 1996.

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 1996 COMPARED TO QUARTER ENDED NOVEMBER 30, 1995

   The following table sets forth, for the periods indicated, certain unaudited financial information and other operating data related to the Company's operation:

                         (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)

                     THIRD QUARTER     THIRD QUARTER        $              %
                      FISCAL 1997       FISCAL 1996       CHANGE         CHANGE
                     -------------     -------------     --------        ------
REVENUE COMPONENT
Factory Sales          $2,823.1          $2,727.9        $   95.2          3.5 %
Retail Sales            3,637.7           2,297.4         1,340.3         58.3
Franchise Fees             73.0             138.1           (65.1)       (47.1)
Royalties/Marketing       551.7             478.6            73.1         15.3
   fees                --------          --------        --------        -----
Total                  $7,085.5          $5,642.0        $1,443.5         25.6 %
                       --------          --------        --------        -----

                                                         STORE DATA
                                                -----------------------------
                                                NOVEMBER 30,     NOVEMBER 30,
                                                    1996              1995
                                                ------------     ------------
NUMBER OF STORES OPEN AT END OF PERIOD:
  COMPANY                                             58                39
  FRANCHISED                                         168               151
                                                     ---               ---
    TOTAL                                            226               190
                                                     ---               ---
                                                     ---               ---

REVENUES

   FACTORY SALES. Factory sales increased $95,200 or 3.5% to $2.8 million in the third quarter of fiscal 1997, compared to $2.7 million in the third quarter of fiscal 1996. This increase resulted from the larger number of franchised stores in existence throughout the quarter, augmented by the impact of a 2.6% price increase effected in January of 1996. Same store pounds purchased from the factory declined by 10.0% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 largely offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by stores open for 3 months in each period are compared. The decline in same store pounds purchased from the factory resulted primarily from an increase in the mix of store-made products and products purchased from authorized vendors relative to factory-made products sold at franchised stores. This decline continues what appears to be a trend of a shift in sales mix toward store-made and authorized vendor products producing decline in same store pounds purchased from the factory. The Company has initiated a program of new product introductions with the goal of reversing this decline.

   RETAIL SALES. Retail sales increased $1,340,300 or 58.3% to $3.6 million in the third quarter of fiscal 1997, compared to $2.3 million in the third quarter of fiscal 1996. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the quarter. The impact of a 6.1% same store sales decline at Company-owned stores partially offset the impact of this increased number of stores. This same store sales decline was attributable exclusively to Rocky Mountain Chocolate Factory concept stores since no Fuzziwig's concept store was open during the full comparative period. The decline in same store sales is believed to result from the effect of lower foot traffic in the factory outlet mall environment in which most Company-owned stores operate, and as a result of a decline in revenues in the second year of operation from grand opening levels of revenue at stores established in the last fiscal year at new factory outlet malls.

   Additionally, the majority of new Company-owned stores established in the last fiscal year were located in geographical areas where the Company is less well known and is seeking to establish name identification. The Company believes that same store sales as well as absolute volume levels are lower than they otherwise would be as a result of this effort to establish itself in new markets.

    ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $73,100 or 15.3% to $551,700 in the third quarter of fiscal 1997, compared to $478,600 in the third quarter of fiscal 1996. This increase resulted from increased royalty income from a larger number of franchised stores operating in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, partially offset by the effect of a decline in same store sales at franchised stores of 2.8%. Franchise fee revenues in the third quarter of fiscal 1997 declined from that earned in the third quarter of fiscal 1996 ($73,000 in comparison with $138,100). Franchise signings declined to 6 in the third quarter of fiscal 1997 from 10 in the third quarter of fiscal 1996, due to difficulty in obtaining appropriate locations for new franchised stores. Decreased balance due collections on franchises previously signed also resulted in the decreased franchise fee revenue earned for the quarter. Franchise fee revenue is recorded as conditions for earning the revenue are met: $5,000 is payable upon franchise agreement signing, with the balance $14,500 being payable upon signing of the lease of the facility representing the franchised location.

    The Company is experiencing a decline in available locations resulting primarily from reduced growth in new factory outlet centers. Such decline in available locations is causing a shortfall from anticipated levels of franchise signings, which shortfall is expected to continue for the foreseeable future. The impact of this decline in available locations and associated reduced franchise signings is anticipated to be a continued shortfall for the foreseeable future in franchise fee revenues relative to that earned in the prior fiscal year.

COSTS AND EXPENSES

   COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 27.1% to $3.3 million in the third quarter of fiscal 1997 from $2.6 million in the third quarter of fiscal 1996.
 Cost of chocolate sales as a percentage of revenue decreased to 51.8% in the third quarter of fiscal 1997 from 52.4% in the third quarter of fiscal 1996. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue as partially offset by a decline in factory margins from those existing in the third quarter of fiscal 1996.

   The Company in fiscal 1996 experienced a decline of factory margins of 4% absolute for the full year and 6.7% absolute in the second half from factory margin results experienced in the prior year full year and second half periods. The Company has made major improvement in manufacturing performance as a result of its concerted effort to correct for the increased material usage, reduced labor efficiencies and increased overhead spending resulting in this decline in factory margins. As a result of its efforts, factory margins have improved by 4.6% absolute from depressed levels existing in the second half of fiscal 1996, but factory margins currently remain approximately 2.3% absolute below recent year historical averages. In the third quarter of fiscal 1997, an additional factor reflected in achieved factory margins, however, is factory sales volumes below planned levels (resulting largely from the decline in same store pounds purchased from the factory referenced above) used in the establishment of the Company's manufacturing overhead rate and associated standard costs. As such volume shortfalls result in "overhead underabsorption", such underabsorbed overhead is charged to cost of chocolate sales adversely affecting factory margins. The impact of such volume-related charges has produced the third quarter decline in factory margins noted. Without these volume-related charges, factory margins for the quarter would have improved by 2% absolute from those existing in the prior year. The Company is engaged in a concerted effort to correct for remaining causes of margin shortfall with the goal of returning factory margins to historical levels and to continue the improvement which it had been experiencing in its margins. Reduced factory sales volumes relative to plan will continue, however, to adversely affect factory margins for the balance of the current fiscal year.

   FRANCHISE COSTS. Franchise costs increased 9.3% from $456,200 in the third quarter of fiscal 1996 to $498,600 in the third quarter of fiscal 1997. As a percentage of the total of royalty and marketing fees and franchise fee revenue, franchise costs increased to 79.8% of such fees in the third quarter of fiscal 1997 from 73.9% in the third quarter of fiscal 1996. The addition of an expanded marketing group to support corporate public relations and promotional programs and marketing materials in support of the Company's larger base of stores is the primary cause of this increase. Decreased franchise fee revenues relative to the third quarter of last year is also a partial cause of this increase in relative percentage.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 44.6% from $339,600 in the third quarter of fiscal 1996 to $491,000 in the third quarter of fiscal 1997, as a result of increased expense for administrative support personnel, increased depreciation expense for additional investment in computer hardware and software and provision for loss on the closing of one Company-owned store. As a percentage of total revenues, general and administrative expense increased from 6.0% in the third quarter of fiscal 1996 to 6.9% in the third quarter of fiscal 1997, primarily due to the increase in expenses noted above.

   RETAIL OPERATING EXPENSES. Retail operating expenses increased from $1.3 million in the third quarter of fiscal 1996 to $2.2 million in the third quarter of fiscal 1997; an increase of 71.0%. This increase resulted partially from the effect of the larger number of Company-owned stores in existence throughout the third quarter and partially as a result of amortization of capitalized expenditures incurred in the "start-up" phase of many new stores established in late fiscal 1996. As a percentage of retail sales, retail operating expenses increased from 56.1% in the third quarter of fiscal 1996 to 60.6% in the third quarter of fiscal 1997 as a result of insufficient sales volume leveraging resulting from the decline in same store retail sales at Company-owned Rocky Mountain Chocolate Factory concept stores as discussed above, and partially as a result of this "start-up" effect and partially as a result of sales volumes at many Company-owned stores established within the last 12 months significantly below Company expectations.

   The Company has begun a program of sale of certain Company-owned stores to potential franchisees and of closure of Company-owned stores not meeting minimum economic criteria. The Company has also greatly reduced its expansion program in the establishment of Rocky Mountain Chocolate Factory
Company-owned stores.

   (Note that such sale, closure and slowdown of establishment of new Rocky Mountain Chocolate Factory stores is currently not anticipated to affect its expansion program for its new store concept Fuzziwig's and conversion of existing Company-owned Fuzziwig's locations to franchised locations or closure of such locations is not planned.) The Company does not expect sale of stores to have appreciable positive or negative impact on Company earnings performance because store profits sacrificed in such cases are expected to be approximately compensated-for by royalties generated and cost of capital saved. Any gains or losses realized on store disposition are also not expected to be material to Company results of operations.

   Closure of stores or the provision for impairment losses on stores potentially deemed impaired (in accordance with the guidelines contained in Financial Accounting Standard (FAS) 121) but not closed could result in future provision for losses of a currently indeterminate amount.

OTHER EXPENSE

   Other expense of $128,500 incurred in the third quarter of fiscal 1997 increased 163.3% from the $48,800 incurred in the third quarter of fiscal 1996. Other expense increased as a result of interest expense caused by borrowings in support of the Company's Company-owned store expansion.

INCOME TAX EXPENSE

   The Company's effective income tax rate in the third quarter of fiscal 1997 was 37.7% approximating the 37.3% in the third quarter of fiscal 1996.

RESULTS OF OPERATIONS

FIRST NINE MONTHS FISCAL 1997 IN COMPARISON WITH FIRST NINE MONTHS FISCAL 1996


                         (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)

                  FIRST NINE MONTHS   FIRST NINE MONTHS      $             %
                      FISCAL 1997        FISCAL 1996       CHANGE        CHANGE
                  -----------------   -----------------  --------        ------
REVENUE COMPONENT

Factory Sales         $ 6,722.7         $ 6,173.4        $  549.3          8.9 %
Retail Sales            9,372.5           5,655.5         3,717.0         65.7
Franchise Fees            318.7             474.6          (155.9)       (32.8)
Royalties/Marketing
  fees                  1,688.5           1,468.1           220.4         15.0
                      ---------         ---------        --------        -----
Total                 $18,102.4         $13,771.6        $4,330.8         31.4 %
                      ---------         ---------        --------        -----



                                                           STORE DATA
                                                   --------------------------
                                                   NOVEMBER 30,  NOVEMBER 30,
                                                       1996          1995
                                                   ------------  ------------

NUMBER OF STORES OPEN AT END OF PERIOD:
  COMPANY                                               58            39
  FRANCHISED                                           168           151
                                                       ---           ---
      TOTAL                                            226           190
                                                       ---           ---
                                                       ---           ---

REVENUES

   FACTORY SALES. Factory sales increased $549,300 or 8.9% to $6.7 million in the first nine months of fiscal 1997, compared to $6.2 million in the first nine months of fiscal 1996. This increase resulted from the larger number of franchised stores in existence throughout the period, augmented by the impact of a 2.6% price increase effected in January of 1996. Same store pounds purchased from the factory declined by 7.3% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996 largely offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by stores open for 9 months in each period are compared. This decline has largely resulted, as discussed above, from what appears to be a trend toward a shift in the mix of product retail sales by franchised store locations to more store-made product and product purchased from authorized vendors and away from product manufactured by the Company. It has also partially resulted from the effect of different timing of product shipment for the Easter holiday in fiscal 1997 relative to fiscal 1996 (an earlier Easter in fiscal 1997 resulted in shipment of Easter product in the last quarter of fiscal 1996). As also noted above, the Company has initiated a program of new product introductions with the goal of reversing this decline.

   RETAIL SALES. Retail sales increased $3,717,000 or 65.7% to $9.4 million in the first nine months of fiscal 1997, compared to $5.7 million in the first nine months of fiscal 1996. This increase resulted primarily from a larger number of Company-owned stores in existence throughout the period.
The impact of a 1.8% same store sales decline at Company-owned Rocky Mountain Chocolate Factory concept stores partially offset the impact of this increased number of stores, with the causes for this same store sales decline being those discussed above.

    ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $220,400 or 15.0% to $1.7 million in the first nine months of fiscal 1997, compared to $1.5 million in the first nine months of fiscal 1996. This increase resulted from increased royalty income from a larger number of franchised stores operating in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, augmented by the effect of an increase in same store sales at franchised stores of .3%. Franchise fee revenues in the first nine months of fiscal 1997 declined from that earned in the first nine months of fiscal 1996 ($318,700 in comparison with $474,600). Franchise signings declined to 15 in the first nine months of fiscal 1997 from 30 in the first nine months of fiscal 1996, due to difficulty in obtaining appropriate locations for new franchised stores. Decreased balance due collections on franchises previously signed also resulted in the decreased franchise fee revenue earned for the first nine months.

COSTS AND EXPENSES

   COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 32.1% to $8,090,300 in the first nine months of fiscal 1997 from $6,122,700 in the first nine months of fiscal 1996. Cost of chocolate sales as a percentage of revenue decreased to 50.3% in the first nine months of fiscal 1997 from 51.8% in the first nine months of fiscal 1996. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue as partially offset by a decline in factory margins from those existing in the first nine months of fiscal 1996, which decline occurred for the reasons as discussed above.

   FRANCHISE COSTS. Franchise costs increased 8.9% from $1,370,800 in the first nine months of fiscal 1996 to $1,493,100 in the first nine months of fiscal 1997. As a percentage of the total of royalty and marketing fees and franchise fee revenue, franchise costs increased to 74.4% of such fees in the first nine months of fiscal 1997 from 70.6% in the first nine months of fiscal 1996. Decreased franchise fee revenues relative to the first nine months of last year is the primary cause of this increase in relative percentage. An additional major factor is the addition of an expanded internal marketing group as discussed above.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 30.7% from $1,040,000 in the first nine months of fiscal 1996 to $1,359,000 in the first nine months of fiscal 1997, as a result of increased expense for administrative support personnel, depreciation expense and provision made for one store closure, as discussed above. As a percentage of total revenues, general and administrative expense remained approximately constant (7.6% in the first nine months of fiscal 1996 compared to 7.5% in the first nine months of fiscal 1997).

   RETAIL OPERATING EXPENSES. Retail operating expenses increased from $3,130,100 in the first nine months of fiscal 1996 to $5,700,800 in the first nine months of fiscal 1997; an increase of 82.1%. This increase resulted partially from the effect of the larger number of Company-owned stores in existence throughout the first nine months and partially as a result of amortization of capitalized expenditures incurred in the "start-up" phase of many new stores established in late fiscal 1996. As a percentage of retail sales, retail operating expenses increased from 55.3% in the first nine months of fiscal 1996 to 60.8% in the first nine months of fiscal 1997 as a result of insufficient sales volume leveraging resulting from the decline in same store retail sales at Company-owned Rocky Mountain Chocolate Factory concept stores discussed above, and partially as a result of this "start-up" effect and partially as a result of sales volumes at many Company-owned stores established within the last 12 months significantly below Company expectations.

OTHER EXPENSE

   Other expense of $307,500 incurred in the first nine months of fiscal 1997 increased 56.6% from the $196,300 incurred in the first nine months of fiscal 1996. Other expense increased as a result of interest expense caused by borrowings in support of the Company's Company-owned store expansion.

INCOME TAX EXPENSE

   The Company's effective income tax rate in the first nine months of fiscal 1997 was 37.7% approximating the 37.4% in the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   In the first nine months of fiscal 1997 the Company generated $1,093,497 in operating cash flow. The Company used this operating cash flow in combination with $6.3 million from issuance of long-term debt to retire other long-term debt, repay the working capital line of credit balance outstanding at the end of fiscal 1996, and fund purchase of property and equipment.

   At November 30, 1996, working capital was $2,855,870 in comparison with $2,043,143 at February 29, 1996, a $812,727 increase. This increase resulted primarily from fixed asset financing achieved recovering cash from investments in Company store operating assets previously funded from operating cash flows.

   Cash and cash equivalent balances decreased from $528,787 at February 29, 1996 to $491,047 at November 30, 1996. The Company's current ratio was 1.8/1 at November 30, 1996 in comparison with 1.7/1 at February 29, 1996.

   The Company's long-term debt is comprised primarily of real estate mortgage financing provided by a local banking facility used to finance the Company's factory expansion (unpaid balance as of November 30, 1996 $1,623,355), and Chattel mortgage financing (unpaid balance as of November 30, 1996 $4,368,348) provided by both local and national financing facilities and used to fund the Company's Company-owned store expansion.

   The Company possesses a $2,000,000 working capital line of credit at November 30, 1996 secured by accounts receivable and inventories which line had a $400,000 balance at that date.

   The Company possesses fixed asset availability lines of credit totaling $5,250,000 for use by the Company in its Company-owned store expansion program (balance utilized and owed at November 30, 1996, under these availability lines, $3,927,064).

   For the balance of fiscal 1997, the Company anticipates making $467 thousand in capital expenditures. Of this sum, approximately $447 thousand is anticipated to be used for the opening of new Company-owned stores where lease commitments have already been made, (as discussed above, the Company has reduced its expansion program in the establishment of Rocky Mountain Chocolate Factory Company-owned stores), with the balance anticipated to be used for the purchase of additional computer equipment for the Company's administrative functions.

   The Company believes that cash flow from operating activities and available bank lines of fixed asset and working capital credit will be sufficient to service debt, fund anticipated capital expenditures and provide necessary working capital at least through the end of fiscal 1997. There can be no guarantee, however, that unforeseen events will not require the Company to secure additional sources of financing. Such events could include the need to repay loans secured by any Company-owned stores which may be closed. The Company may also seek additional financing from time to time, through borrowings or public or private offerings of equity or debt securities, to fund its future expansion plans.

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

SEASONALITY

   The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company's products have occurred during the Christmas holiday and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company's business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

EFFECT OF NEW ACCOUNTING STANDARD

   Financial Accounting Standard (FAS) 121, "Accounting for the Impairment of Long-Lived Assets", is effective for fiscal years beginning after December 15, 1995. This standard provides for the reduction of asset values of assets defined in the Standard as long-lived, which the Company concludes are "impaired" under criteria directed by the Standard, with the impact of this reduction being charged to results of operations. The Company adopted the Standard effective March 1, 1996, the beginning of its current fiscal year. The Company at that time did not anticipate a material impact of adoption of this new accounting standard on results of operations of the Company. The Company will be assessing results of operations at a number of its under-performing stores, many of which have been established 12 months or less. As additional operating history becomes available over the coming months, the Company may conclude that such stores are impaired, requiring an impairment provision under (FAS) 121. Because of the uncertainties involved, the Company is currently unable to assess the magnitude of such a potential provision.

FORWARD-LOOKING STATEMENTS

   Certain statements contained in this report are forward-looking statements that reflect assumptions made by management based on information currently available to it, and the Company can give no assurance that the expectations or potential occurrences reflected in such statements will be realized. Should one or more of the uncertainties underlying such expectations materialize or underlying assumptions prove incorrect actual results may vary materially from those expected.

   Whether factory margins continue to improve depends on many factors that are not within the Company's control. Such factors include the ability of the Company to reduce manufacturing overhead cost per pound through correction of negative trends in same store pounds purchased and associated factory sales and production volumes.

   The Company's ability to successfully achieve expansion of its Rocky Mountain Chocolate Factory and Fuzziwig's franchise systems depends on many factors also not within the Company's control including the availability of suitable sites for new store establishment, the availability of qualified franchisees to support such expansion and acceptance by the public of the Fuzziwig's concept.

   Efforts to sell, close or improve operating results of under-performing Company-owned stores depends on many factors not within the Company's control including availability of qualified buyers and its ability to negotiate out of existing leases under favorable terms, as well as on consumer traffic and spending patterns.

   Efforts to improve the decline in same store pounds purchased depends on many factors not within the Company's control including the receptivity of its franchise system to its new product introductions and promotional programs, which receptivity is by no means assured.

                         PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on October 4, 1996, the following matters were submitted to a vote by the shareholders and approved:

    (1)     The following directors were elected for one year:

            Franklin E. Crail         Gary S. Hauer           Fred M. Trainor
            Gerald A. Kien            Everett A. Sisson       Lee N. Mortenson

            Tabulation of the votes is as follows:

            For:  1,599,521           Withheld:  16,443

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

11.1 Statement regarding computation of earnings per common share (filed herewith at page 23).

(b)   REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three months ended November 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date:    January 10, 1997        /s/   Franklin E. Crail
     -----------------------     ---------------------------------------
                                            Franklin E. Crail
                                 (Chairman of the Board, President and
                                              Treasurer)


Date:    January 10, 1997        /s/   Lawrence C. Rezentes
     -----------------------     ---------------------------------------
                                          Lawrence C. Rezentes
                                        (Chief Financial Officer)