Form 10-K
period 1997-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1997-05-29
CIK 785815

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT --- OF 1934

                     For the fiscal year ended February 28, 1997
                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                            Commission file number 0-14749
                            ------------------------------

                        Rocky Mountain Chocolate Factory, Inc.
                        --------------------------------------
                (Exact name of registrant as specified in its charter)

Colorado                                                            84-0910696
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                             Identification No.)

265 Turner Drive, Durango, Colorado                                    81301
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At May 12, 1997, there were 2,912,299 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and asked prices as quoted on the NASDAQ National Market System on May 12,
1997) held by non-affiliates was $5,368,698.

Documents incorporated by reference:  None

                      The Exhibit Index is located on page 55.
                 This document contains 159 pages including exhibits.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                             1997 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS


                                        PART I

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . 18


                                       PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 18
ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . 20
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . 21
ITEM 8.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . 30
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . 49


                                       PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . 49
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 51
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . 52
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 54

                                       PART IV
ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 55

                                       PART I.

                                   ITEM 1. BUSINESS
GENERAL

    Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. is a manufacturer, franchiser and operator of two retail concepts: Rocky Mountain Chocolate Factory-TM- and Fuzziwig's Candy Factory-TM-. Headquartered in Durango, Colorado, the Company manufactures an extensive line of premium chocolate candies and other confectionery products for sale at its franchised and Company-owned Rocky Mountain Chocolate Factory stores. Fuzziwig's Candy Factory is a new concept store that sells hard conventional and nostalgic/unusual candies (which are not manufactured by the Company, but procured from wholesale candy suppliers) in a themed, self-serve environment featuring animation, movement, music, color and entertainment.
As of April 30, 1997 there were 43 Company-owned and 172 franchised Rocky Mountain Chocolate Factory stores operating in 42 states and Canada, and 12 Company-owned and 1 franchised Fuzziwig's store operating in 11 states.

    Approximately 30% of the products sold at the Company-owned and franchised Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special ambiance at "Rocky Mountain Chocolate Factory" stores. The aroma and sight of products being made attract passersby and assures them that those products are indeed fresh. Fuzziwig's Candy Factory stores sell only pre-made candies. No candies are prepared on Fuzziwig's premises.

    The Company believes that its principal competitive strengths lie in its name recognition, and its reputation for the quality, variety and taste of its products; the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in the manufacture of chocolate candy products and the merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure consistent customer service and execution of successful practices and techniques at its franchised and Company-owned stores. In addition, the Company believes it derives a competitive strength by manufacturing its own chocolate candy products, through which the Company can better maintain its high product quality standards, offer proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels for its Rocky Mountain Chocolate Factory candy line.

    The Company's revenues come from three principal sources: (i) sales to franchisees of chocolates and other confectionery products manufactured by the Company (38-44-47%); (ii) sales to the public at Company-owned stores of chocolates and other confectionery products (51-42-37%) and (iii) the collection of initial fees and royalties from franchisees (11-14-16%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years 1997, 1996 and 1995, respectively.

    The total U.S. candy market exceeded $14.0 billion of sales in 1994, according to the National Confectionery Association. Candy sales have risen 29% since 1988, with an average annual growth rate of between 4% and 6%, according to United States Department of Commerce figures. According to the Department of Commerce, per capita consumption of chocolate exceeds 10 pounds per year nationally, generating annual sales of approximately $7.0 billion. Sales of chocolate products are expected to grow at a rate of 3 to 4% annually, according to THE CANDY MARKET.

    The Company's executive offices are located at 265 Turner Drive, Durango, Colorado 81301 and its telephone number is (970) 259-0554.

BUSINESS STRATEGY

    The Company's objective is to build on its position as a leading franchiser and operator of retail chocolate stores in the United States and to continually seek opportunities to profitably expand its business. To accomplish this objective, the Company employs a business strategy that includes the following elements:

    PRODUCT QUALITY AND VARIETY. The Company maintains the unsurpassed taste and quality of its chocolate candies by using only the finest chocolate and other wholesome ingredients. The Company uses its own proprietary recipes, primarily developed by its master candy maker, who has over 40 years of experience in the confectionery industry. A typical Rocky Mountain Chocolate Factory store offers up to 100 of the Company's chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer several varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes. The Company, in fiscal 1998, is executing a major program designed to improve factory sales through development and sale of an expanded line of new products, including its own sugar-free line and themed, branded and novelty chocolate candies.

    Candy sold in its Fuzziwig's stores is purchased from wholesale candy suppliers to provide a broad variety of hard conventional and unusual/nostalgic candies of a level of quality competitive with that provided by other themed or bulk hard candy stores.

    STORE ATMOSPHERE AND AMBIANCE. The Company seeks to establish an enjoyable and inviting atmosphere in each Rocky Mountain Chocolate Factory and Fuzziwig's Candy Factory store. Each Rocky Mountain Chocolate Factory store prepares certain products, including fudge, brittles and caramel apples, in the store. In-store preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. The special ambiance of Rocky Mountain Chocolate Factory stores is also achieved through the use of distinctive decor designed to give the store an attractive country Victorian look. Fuzziwig's Candy Factory stores, although not providing in-store candy preparation, provide a fun-filled experience for the customer through the use of animation, color, music and movement in this themed, stylized "candy factory". The Company's design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory and Fuzziwig's Candy Factory concepts are consistently implemented throughout the system. The Company in fiscal 1998 will be testing new store designs for both Rocky Mountain Chocolate Factory and Fuzziwig's concepts with the goal of increasing same store retail sales and improving store economics. Included in the new designs is use of an animated store front window at Rocky Mountain Chocolate Factory stores to attract consumer interest and a potential modified design of the existing Fuzziwig's Candy Factory store window.

    SITE SELECTION. Careful selection of a site is critical to the success of a Rocky Mountain Chocolate Factory or Fuzziwig's Candy Factory store. Many factors are considered by the Company in identifying suitable sites, including tenant mix, visibility, attractiveness, accessibility, level of foot traffic and occupancy costs. Final site selection, for both franchised and Company-owned stores, occurs only after the Company's senior management has approved the site. The Company believes that the experience of its management team in evaluating a potential site is one of the Company's competitive strengths.

    CUSTOMER SERVICE COMMITMENT. The Company emphasizes excellence in customer service and seeks to employ, and to sell franchises to, motivated and energetic people. The Company has implemented sales incentive programs for the employees of Company-owned stores so that the store personnel having direct contact with customers share in the success of their stores. The Company also fosters enthusiasm for its customer service philosophy and the Rocky Mountain Chocolate Factory concept through its annual franchisee convention, annual regional meetings and other frequent contacts with its franchisees and store managers.

    INCREASE SAME STORE RETAIL SALES AT EXISTING LOCATIONS. The Company seeks to increase profitability of its store system through increasing sales at existing store locations. System wide same store retail sales have grown each year for the last 5 years, except for fiscal 1997:

                        1993                    1.0%
                        1994                    1.3%
                        1995                    3.4%
                        1996                    2.9%
                        1997                   (.52%)

The Company feels that same store retail sales growth can be accelerated though store redesign to provide a more attractive and effective retail sales environment embodying more shelf space and accessibility/visibility of products while retaining the Rocky Mountain Chocolate Factory and Fuzziwig's store ambiances and themes. The Company has developed and will be testing a redesigned store concept in the second quarter of fiscal 1998. The Company is currently developing an animated front window for its Rocky Mountain Chocolate Factory stores and redesigning its existing Fuzziwig's Candy Factory store window to add more movement, color and music to attract the consumer into the store. It is felt that development and sale of superior new products such as its new line of sugar-free products as discussed above, will also prove to be conducive to the goal of enhanced same store retail sales growth.

    INCREASE SAME STORE POUNDS PURCHASED BY EXISTING LOCATIONS.  In fiscal
1997, the Company experienced a same store pounds purchased decline of 3.6%.
The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made and authorized vendor products and away from factory made products. The Company has implemented a program designed to reverse the decline and to increase same store pounds purchased from the factory through new product development and introduction, new packaging development and purchase-volume-based rebates on factory product purchased by its franchisees. The Company has, at the same time, hired a new Vice President - Product Sales Development with extensive product and marketing management experience to spearhead the new product and packaging development effort. His charter, in addition to new product development, is to emphasize active sales promotion of new and existing products, to assess and assure the provision of enhanced customer service and to evaluate the potential of alternative channels of distribution for the Company as discussed below. The Company believes that a one-time increase of 10% in same store pounds purchased is possible based upon historically achieved relationships between retail revenues and pounds purchased from the factory, followed by modest growth or stability. Such an increase would provide a strong element to promote factory revenue growth. No guarantee can be given, however, that such an increase will in fact be achieved.

    COMPANY STORES. The Company, in fiscal 1997, experienced financial losses in its Company-owned store program primarily as a result of disappointing results of new Rocky Mountain Chocolate Factory stores established in fiscal 1997 and 1996, together with same store retail sales declines at a number of its existing stores. A same store sales decline of 2.7% partially offset the impact of an increased number of stores (57 at February 28, 1997 in comparison with 42 at February 29, 1996) on total revenues generated by Rocky Mountain Chocolate Factory and Fuzziwig's Company-owned stores. Poor sales volume results occurred largely because of lower foot traffic than expected in the factory outlet mall environment in which most Company-owned stores operate and as a result of a decline in revenues in the second year of operation from grand opening levels of revenue at stores established in the last fiscal year at new factory outlet malls. Disappointing sales volumes resulted in insufficient sales volume leveraging of expenses producing financial losses for the program.

    The Company in fiscal 1998 will close an estimated 8 underperforming Rocky Mountain Chocolate Factory stores (no Fuzziwig's stores are currently slated for closure) and sell to potential franchisees certain other stores with the goal of improving Company-owned store program profitability and of reducing the number of Company-owned stores to a nucleus of more profitable store locations. Additionally, the Company in fiscal 1997 made impairment provisions reducing the asset values on its books for "impaired" Company-owned stores.

    The Company in fiscal 1998 anticipates opening few Company-owned stores and to refocus its efforts to continue to improve the profitably of the smaller number of remaining stores. In particular, the Company is testing a new store design in conjunction with a program of new product introduction with the goal of increasing same store retail sales. It is coupling this effort with a focused continued program of improving store margins and reducing expenses by optimizing product mix, effecting control and motivational policies, practices and programs to reduce theft and through further emphasis on a financial control and bonus program to assure achievement of expense targets.

    ENHANCED OPERATING EFFICIENCIES. The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated equipment including a computer-controlled shell-filling machine for truffles, a candy bar molding machine, an automated pre-mixer to mix chocolate and nuts and an automated tempering machine to control the tempering of the chocolate used in the manufacture of the Company's chocolate products. These items enable the Company to produce certain of its products much more quickly and at a lower cost than previously. In March 1996, the Company implemented a comprehensive MRP II forecasting, planning, scheduling and reporting system to improve the efficiency of manufacturing operations. The Company in the spring of calendar year 1995, completed a factory expansion and expanded its operation of a small fleet of trucks for the shipment of its products. These measures have significantly improved the Company's ability to deliver its products to franchised and Company-owned stores safely, quickly and cost-effectively.

EXPANSION STRATEGY

    The Company opened its first Rocky Mountain Chocolate Factory store in 1981 and at the end of fiscal 1993 had a total of 88 stores, most of which were franchised. Over the last four years, the Company has increased its total number of stores to 228. Key elements of the Company's expansion strategy include:

    SELECTIVE UNIT GROWTH FOR ROCKY MOUNTAIN CHOCOLATE FACTORY. The Company is experiencing constraints in the growth in the number of its Rocky Mountain Chocolate Factory locations posed by a slowdown in the pace of establishment of new factory outlet centers and saturation of existing factory outlet and other environments where its concept has proven successful. Despite such constraints, the Company is continuing to seek locations in its traditional operating environments such as prime tourist areas, regional malls, mixed use and factory outlet centers to satisfy demand for franchises through establishment of additional stores as prime locations become available. The Company believes, however, that further growth in revenues will come primarily from development and execution of sales through the potential opening of new channels of distribution (see "New Channels of Distribution," below) and through increased same store factory and retail sales from/at existing locations, as discussed below.

    HIGH TRAFFIC ENVIRONMENTS. The Company currently establishes franchised and Company-owned stores in three primary environments: factory outlet malls, tourist environments and regional malls. The Company, over the last several years, has had a particular focus on factory outlet mall locations. Although each of these environments has a number of attractive features, including a high level of foot traffic, the factory outlet mall environment has historically offered the best combination of tenant mix, customer spending characteristics and favorable occupancy costs. The Company has established a business relationship with the major outlet mall developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls. As discussed above, the Company is experiencing a slowdown in the availability of new factory outlet locations and saturation of other environments where its concept has proven to be successful. The Company is exploring new channels of distribution, expansion of its Fuzziwig's concept, and is seeking to secure increased purchases of its products from existing store locations as a basis for its continued growth.

    NAME RECOGNITION AND NEW MARKET PENETRATION. The Company believes the visibility of its stores and the high tourist traffic at its factory outlet mall and tourist locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western United States and the Rocky Mountains, but recent growth has generated a gradual easterly momentum as new Company-owned and franchised stores have been opened in the eastern half of the country. This growth has further increased the Company's name recognition and demand for its franchises. The Company believes this growing name recognition will facilitate its future growth.

    POSITION FUZZIWIG'S FOR FASTER GROWTH. The Company believes the new, Fuzziwig's Candy Factory-TM- store concept, may allow it to expand its presence in the Company's existing market environments. The concept uses creative lighting, music, animation and movement to entertain customers and to appeal to both children and adults. A total of 13 Fuzziwigs-TM- stores (12 Company-owned and 1 franchised) were in operation at April 30, 1997. The new self-serve store concept sells a line of hard conventional and unusual/nostalgic candies much different from candies sold at existing Rocky Mountain Chocolate Factory stores.

    The Company is currently in process of redesigning of the Fuzziwig's store plan including fixtures and animation with the goal of reducing cost, allowing "scalability" to lower space requirements, particularly in the regional mall environment, with the goal of improving store economics. Evidence from operation of Fuzziwig's stores in locations where Rocky Mountain Chocolate Factory stores also exist is that the concept does not compete with or detract significantly from the sales volume of existing Rocky Mountain Chocolate Factory stores. The Company believes this is due to the different line of candies sold by Fuzziwig's stores relative to that sold by its Rocky Mountain Chocolate Factory Stores.

    NEW CHANNELS OF DISTRIBUTION. The Company is currently exploring the opening of new channels of distribution to increase sales of its products. The Company believes, as discussed above, that availability of locations where its Rocky Mountain Chocolate Factory store concept has proven successful is imposing constraint to its future growth. The Company feels that distribution of its products through vehicles such as:
              Fund-raising
              Mail order
              Corporate sales
may help restore the Company's growth momentum. The Company is currently gathering facts preparatory to a test of fund raising at several test sites throughout the U.S. and is beginning to assess the potential of a Corporate sales program for the Company. The Company anticipates within the second quarter of fiscal 1998 development of a mail order catalogue for use during the Christmas holiday selling season. The Company believes that, should initial assessment of these distribution concepts produce positive results, that (with the exception of a Christmas catalogue to be developed and utilized in the third quarter of fiscal 1998) that they will be developed commercially in the first quarter of fiscal 1999. The Company anticipates that execution of distribution through these alternative channels will not compete with existing Rocky Mountain Chocolate Factory stores both due to a geographical focus of the programs away from areas of Rocky Mountain Chocolate Factory store concentration and due to distribution through these channels of a small, select group of Rocky Mountain Chocolate Factory products.

    The following tables set forth the number of Rocky Mountain Chocolate Factory stores opened and closed during the last five fiscal years:


    Rocky Mountain Chocolate Factory Stores
    ---------------------------------------
                                                                   YEAR ENDED FEBRUARY 28 OR 29,
                                                                   -----------------------------
                                                    1993          1994           1995          1996            1997
                                                    ----          ----           ----          ----            ----
 Company-owned stores:
    Opened . . . . . . . . . . . . . . . . . . .     1              8             13             18             11
    Closed . . . . . . . . . . . . . . . . . . .     1              1              1              2              3
    Acquired from franchisees. . . . . . . . . .     0              0              1              2              0
    Sold to franchisees. . . . . . . . . . . . .     2              1              4              0              3
         Total open at year end  . . . . . . . .     7             13             22             40             45
Franchised stores: . . . . . . . . . . . . . . .
    Opened . . . . . . . . . . . . . . . . . . .    18             30             30             27             22
    Closed . . . . . . . . . . . . . . . . . . .     2              6              8              5              6
    Acquired from Company  . . . . . . . . . . .     2              1              4              0              3
    Sold to Company. . . . . . . . . . . . . . .     0              0              1              2              0
         Total open at year end  . . . . . . . .    81            106            131            151            170
System-wide stores:
    Opened . . . . . . . . . . . . . . . . . . .    19             38             43             45             33
    Closed . . . . . . . . . . . . . . . . . . .     3              7              9              7              9
         Total open at year end. . . . . . . . .    88            119            153            191            215


         Fuzziwig's Candy Factory Stores
         -------------------------------
                                              YEAR ENDED
                                          FEBRUARY 28 OR 29,
                                          ------------------
                                            1996      1997
                                            ----      ----
    Company-owned stores:. . . . . . . . . .
       Opened. . . . . . . . . . . . . . . .   2        10
       Closed. . . . . . . . . . . . . . . .   -         -
       Acquired from franchisees . . . . . .   -         -
       Sold to franchisees . . . . . . . . .   -         -
         Total open at year end. . . . . . .   2        12
    Franchised stores:
       Opened. . . . . . . . . . . . . . . .   -         1
       Closed. . . . . . . . . . . . . . . .   -         -
       Acquired from Company . . . . . . . .   -         -
       Sold to Company . . . . . . . . . . .   -         -
         Total open at year end. . . . . . .   -         1
    System-wide stores:. . . . . . . . . . .
       Opened. . . . . . . . . . . . . . . .   2        11
       Closed. . . . . . . . . . . . . . . .   -         -
         Total open at year end. . . . . . .   2        13

    As of April 30, 1997, the Company had signed leases for 3 additional Rocky Mountain Chocolate Factory and 2 Fuzziwig's planned to open as Company-owned stores and no leases for additional franchised stores. The Company is not in the process of negotiating leases for any further Company-owned or franchised stores.

STORE CONCEPT

    The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory and Fuzziwig's store locations.

    ROCKY MOUNTAIN CHOCOLATE FACTORY STORES: Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel make fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large marble tables, and are often invited to sample the store's products. The Company believes that an average of approximately 30% of the revenues of Company-owned and franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.

    Rocky Mountain Chocolate Factory stores have a distinctive country
Victorian decor, which further enhances their friendly and enjoyable atmosphere. Each store includes finely-crafted wood cabinetry, copper and brass accents, etched mirrors and large marble tables on which fudge and other products are made. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, the Company's design staff provides working drawings and specifications and approves the construction plans for each new franchised or Company-owned store. The Company also controls the signage and building materials that may be used in the stores. As discussed above, the Company is executing a program of store redesign to provide a more attractive and effective retail sales environment embodying more shelf space, accessibility/visibility of products, and animation, while retaining the Rocky Mountain Chocolate Factory ambiance and theme.

    The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season.

    FUZZIWIG'S CANDY FACTORY STORES: Fuzziwig's Candy Factory stores have been designed to provide an entertaining, fun-filled experience for the customer whether child or adult. The stores are colorful and animated. The front window provides an attractive display of "Kayo" a monkey peddling his bicycle providing the "power source" for the "machinery" and "conveyors" producing and transporting the candy "manufactured" in the store. Upon entering the store, the customer immediately sees the animated Professor Fuzziwig character pulling the lever "controls" governing the "factory operations" together with the array of "machinery", "conveyors" and other "transport mechanisms" through which the candy "travels" to the clear yellow plastic candy bins containing the merchandise for sale. Within the store, favorite fun-filled tunes are heard to emphasize the atmosphere of fun and excitement in the store. Traveling from candy bin to candy bin with the clear "Fuzzibag" provided, the customer makes their selections from over 200 popular hard and "pan" candies displayed. The customer is serviced at check out in friendly, courteous fashion by a colorfully costumed service representative trained to complete their enjoyable experience.

    Fuzziwig's stores average 1,200 square feet. Stores are open 7 days per week. Typical operating hours are 10 a.m. to 9:00 p.m. Monday thru Saturday and 12 noon to 6:00 p.m. on Sundays. As discussed above, the Company is currently in process of redesign of the Fuzziwig's store plan to reduce the required initial investment, allowing "scalability" to lower space requirements, but with retention of the Fuzziwig's theme including animation, music, color and entertainment to maintain the tone and quality of the shopping experience. As with Rocky Mountain Chocolate Factory stores, the Company maintains rigorous procedures to assure that all Fuzziwig's stores conform to the Fuzziwig's Candy Factory image and theme, the Company's design staff provides working drawings and specifications and approves the construction plans for each new franchised or Company-owned store and controls the signage and building materials that may be used in the stores.

PRODUCTS AND PACKAGING

    ROCKY MOUNTAIN CHOCOLATE FACTORY: The Company typically produces approximately 250 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company's master candy maker. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company also produces custom-molded theme candy bars tailored to promotional concepts of individual stores. As discussed above, the Company in fiscal 1998, is engaging in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, the Company may make as many as 300 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to 200 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that approximately 50% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company's factory, 30% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 20% by products, such as ice cream, soft drinks and other sundries, purchased from approved suppliers.

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

    Chocolate candies manufactured by the Company are sold at Company-owned and franchised stores at prices ranging from $12.90 to $14.90 per pound, with an average price of $13.50 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all its products.

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

    FUZZIWIG'S CANDY FACTORY: Fuzziwig's Candy Factory stores offer over 200 hard and "pan" candies. Fuzziwig's Candy Factory candies, unlike Rocky Mountain Chocolate Factory product, are purchased from outside vendors and represent the best quality of such candies available on the market. Candies sold at Company-owned Fuzziwig's Candy Factory stores are sold at one price, $6.95 per pound. Franchisees set their own retail prices, though the Company recommends that the franchisee sell all of its products at one price utilizing the same pricing concept as Company-owned stores.

OPERATING ENVIRONMENTS

    The Company currently establishes franchised and Company-owned Rocky Mountain Chocolate Factory and Fuzziwig's stores in three primary environments: factory outlet malls, tourist areas and regional malls. Each of these environments has a number of attractive features, including high levels of foot traffic.

    FACTORY OUTLET MALLS. There are approximately 325 factory outlet malls in the United States, and as of April 30, 1997, there were Rocky Mountain Chocolate Factory or Fuzziwig's stores in 125 of these malls in 41 states. The Company has established business relationships with the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company's stores, management believes the Company's relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls. As discussed above, however, the Company is experiencing a constraint posed by a national slowdown in the establishment of new factory outlet centers and saturation of existing factory outlet centers with Rocky Mountain Chocolate Factory stores. The factory outlet environment remains largely untapped, however, as an environment for the Company's Fuzziwig's Candy Factory stores.

    TOURIST AREAS. As of April 30, 1997, there were approximately 62 Rocky Mountain Chocolate Factory stores in franchised locations considered to be tourist areas, including Aspen, Colorado; Fisherman's Wharf in San Francisco, California; and the Riverwalk in San Antonio, Texas. Although some have short selling seasons, many tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company's visibility and name recognition. The Company believes there are significant opportunities to expand into additional tourist areas with high levels of foot traffic by both its Rocky Mountain Chocolate Factory and Fuzziwig's Candy Factory stores. Currently there are no Fuzziwig's stores in tourist areas.

    REGIONAL MALLS. There are approximately 2,500 regional malls in the United States, and as of April 30, 1997, there were Rocky Mountain Chocolate Factory stores in approximately 29 of these, including the franchised locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve expensive rent structures rendering economic criteria for investment in such locations more difficult to satisfy.

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

FRANCHISING PROGRAM

    GENERAL. The Company believes it has excellent relations with its franchisees. The Company's philosophy is one of service and commitment to its franchise system, and it continuously seeks to improve its franchise support services. The Company's concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 1995, Rocky Mountain Chocolate Factory was rated seventh in SUCCESS MAGAZINE'S "Franchise Gold 100" most desirable franchises. As of April 30, 1997, there were 172 franchised stores in the Rocky Mountain Chocolate Factory system and 1 franchised Fuzziwig's store location.

    FRANCHISEE SOURCING AND SELECTION. The majority of new franchises are awarded to persons referred by existing franchisees, to interested consumers who have visited Rocky Mountain Chocolate Factory or Fuzziwig's stores and to existing franchisees. The Company also advertises for new franchisees in national and regional newspapers as suitable potential store locations come to the Company's attention. Franchisees are approved by the Company on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with the Company's operating philosophy.

    In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of April 30, 1997, operated 17 stores under the agreement.

    TRAINING AND SUPPORT. Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a 7-day comprehensive training program in store operation and management. The Company has established a training center at its Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Training for Fuzziwig's Candy Factory franchisees occurs in the Company training center and at the Fuzziwig's candy store in Durango, Colorado. Topics covered in the training course include the Company's philosophy of store operation and management, customer service, merchandising, pricing, cooking (for Rocky Mountain Chocolate Factory franchisees), inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to Company operations by working in key factory operational areas (Rocky Mountain Chocolate Factory franchisees only) and by meeting with each member of the senior management of the Company. Training continues through the opening of the store, where Company field personnel assist and guide the franchisee in all areas of operation.

    The Company's operating objectives include providing Company knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in the Company's proven techniques.

    The Company provides ongoing support to franchisees through its district managers, who maintain regular and frequent communication with the stores by phone and by site visits. The district managers also review and discuss with the franchisee store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs. The Company has developed a handbook containing a "pre-packaged" local store marketing plan, which allows franchisees to implement cost-effective promotional programs that have proven successful in other Rocky Mountain Chocolate Factory and Fuzziwig's stores.

    Regional conferences are held each fall with a focus on holiday merchandising techniques in preparation for the fall and Christmas holidays. "Town Meetings" are held each March with the goal of furthering communication and obtaining franchisee feedback in anticipation of the Company's annual Franchisee Convention. The Company holds its annual convention each May, at which seminars and workshops are presented on subjects considered vital to continuing improvement in operating results of Rocky Mountain Chocolate Factory stores.

    QUALITY STANDARDS AND CONTROL. The franchise agreement for both Rocky Mountain Chocolate Factory and Fuzziwig's franchisees requires franchisees to comply with the Company's procedures of operation and food quality specifications and to permit audits and inspections by the Company.

    Operating standards for Rocky Mountain Chocolate Factory and Fuzziwig's Candy Factory stores are set forth in operating manuals. These manuals cover general operations, factory ordering (Rocky Mountain Chocolate Factory stores only), merchandising and advertising and accounting procedures. Through their regular visits to franchised stores, Company district managers audit performance and adherence to Company standards. The Company has the right to terminate any franchise agreement for non-compliance with the Company's operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from the Company or from approved suppliers. In the case of Fuzziwig's Candy Factory stores, all products sold in the stores are purchased from one or more of 39 approved suppliers.

    THE FRANCHISE AGREEMENT: TERMS AND CONDITIONS. The domestic offer and sale of Rocky Mountain Chocolate Factory and Fuzziwig's Candy Factory franchises is made by its respective Uniform Franchise Offering Circular for each franchise prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchiser to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

    Under the current form of domestic Rocky Mountain Chocolate Factory franchise agreement, franchisees pay the Company (i) an initial franchise fee of $19,500 for each store, (ii) royalties equal to 5% of monthly gross sales, and
(iii) a marketing fee equal to 1% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Rocky Mountain Chocolate Factory stores only in the immediate vicinity of their stores. Chocolate products not made on the premises by franchisees must be purchased from the Company or approved suppliers.

    The franchise agreement for the Company's Fuzziwig's-TM- store concept provides for an initial franchise fee of $25,000 for each new store and royalties equal to 7% of monthly gross sales. As with Rocky Mountain Chocolate Factory franchises, Fuzziwig's franchises grant an exclusive territory only in the immediate vicinity of their stores.

    The franchise agreements require franchisees to comply with the Company's procedures of operation and food quality specifications, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect from time to time for the Rocky Mountain Chocolate Factory and Fuzziwig's systems. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the Rocky Mountain Chocolate Factory system. The Company's ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business - Regulation."

    The agreements prohibit the transfer or assignment of any interest in a franchise without the prior written consent of the Company. The agreements also give the Company a right of first refusal to purchase any interest in a franchise if a proposed transfer would result in a change of control of that franchise. The refusal right, if exercised, would allow the Company to purchase the interest proposed to be transferred under the same terms and conditions and for the same price as offered by the proposed transferee.

    The term of each Rocky Mountain Chocolate Factory franchise agreement is five years, and franchisees have the right to renew for two successive five-year terms. The term of each Fuzziwig's franchise agreement is ten years, and franchisees have the right to renew for two additional terms of 5 years each. The Company's agreements with 15 franchisees will expire in fiscal year 1998. The Company anticipates that substantially all such agreements will be renewed.

    FRANCHISE FINANCING. The Company does not provide prospective franchisees with financing for their stores, but has developed relationships with two national sources of franchisee financing to whom it will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required the Company's assistance.

COMPANY STORE PROGRAM

    GENERAL. As of April 30, 1997, there were 43 Company-owned Rocky Mountain Chocolate Factory and 12 Company-owned Fuzziwig's Candy Factory stores. As discussed above, the Company in fiscal 1998 will close an estimated 8 underperforming Rocky Mountain Chocolate Factory Company-owned stores and sell to potential franchisees certain other Company-owned stores with the goal of improving Company-owned store program profitability and of reducing the number of stores to a nucleus of more profitable store locations. The Company, in fiscal 1998 anticipates opening few Company-owned stores and to refocus its efforts to improve the profitability of its smaller number of remaining stores.

    Company-owned stores provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. In many cases, the Company has been able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might have jeopardized the Company's ability to secure the site.

    Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "-Quality Standards and Control." The Company's Director of Company Stores and her staff regularly visit Company-owned stores to ensure compliance with Company standards and procedures and to provide advice and support.

MANUFACTURING OPERATIONS

    GENERAL. The Company manufactures its chocolate candies at its factory in Durango, Colorado for sale to Rocky Mountain Chocolate Factory franchisees and for retail sale at Rocky Mountain Chocolate Factory Company-owned stores. All products are produced consistent with the Company's philosophy of using only the finest, highest quality ingredients with no artificial preservatives to achieve its marketing motto of "the peak of perfection in handmade chocolates."

    In fiscal 1997, the Company produced approximately 1.7 million pounds of candy and anticipates producing approximately 1.9 million pounds in fiscal 1998. Current factory capacity is approximately 3.5 million pounds per year.

    It has always been the belief of management that the Company should control the manufacturing of its own chocolate products. By controlling manufacturing, the Company can better maintain its high product quality standards, offer unique, proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

    The Company conducts summer tours of its factory for the many tourists from throughout the U.S. arriving in Durango each summer, as a vehicle for increasing Company and brand awareness.

    MANUFACTURING PROCESSES. The manufacturing process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and the Company employs strict quality control procedures at every stage of the manufacturing process. The Company uses a combination of manual and automated processes at its factory. Although the Company believes that it is currently preferable to manufacture certain products by hand, such as dipping of some large pieces, automation increases the speed and efficiency of the manufacturing process. The Company has from time to time automated processes formerly performed by hand where it has become cost-effective for the Company to do so without compromising product quality or appearance. Recent examples include the purchase of a computer-controlled shell filling machine for truffles and a molding machine for candy bars and peanut butter cups, which enable the Company to produce these candies much more quickly and at a lower cost.

    The Company seeks to ensure the freshness of products sold in Rocky
Mountain Chocolate Factory stores with frequent shipments and production schedules that are closely coordinated with projected and actual orders. In March of 1996, the Company implemented a comprehensive MRP II forecasting, planning, scheduling and reporting system to improve the efficiency of manufacturing scheduling of production. Franchised and Company-owned stores place orders to the Company's factory one or two times per month, on average, and the Company generally ships its candies within five working days after the order is received. Finished candies remain in inventory an average of four weeks or less prior to shipment. Most Rocky Mountain Chocolate Factory stores do not have significant space for the storage of inventory, and the Company encourages franchisees and store managers to order only the quantities that they can reasonably expect to sell within approximately two to four weeks. For these reasons, the Company generally does not have a significant backlog of orders.

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

    FACTORY AND TRUCKING OPERATIONS. The Company in fiscal 1996 expanded its factory from 27,000 square feet to 53,000 square feet, which provided space for additional automated equipment and for warehousing of ingredients and finished candies prior to shipment. Beginning in fiscal 1994, the Company also began operating several trucks and now ships a substantial portion of its products from the factory on its fleet of trucks. The Company's trucking operations and factory expansion have significantly improved the Company's ability to deliver its products to the stores quickly and cost-effectively. In addition, the Company back-hauls its own ingredients and supplies, as well as product from third parties, on return trips as a basis for increasing trucking program economics.

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

    The Company aggressively seeks low cost, high return publicity opportunities through its in-house public relations staff by participating in local and regional events, sponsorships and charitable causes. The Company has not historically and does not intend to engage in national advertising in the near future. The Company is evaluating the feasibility of a co-operative local radio and television advertising program with its franchisees for possible implementation in fiscal 1998.

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

    The Company believes that its principal competitive strengths lie in its name recognition and its reputation for the quality, value, variety and taste of its products and the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure execution of successful practices and techniques at its franchised and Company-owned store locations. In addition, by controlling the manufacturing of its own chocolate products, the Company can better maintain its high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

TRADE NAME AND TRADEMARKS

    The trade names "Rocky Mountain Chocolate Factory" and "Fuzziwig's Candy Factory" and the phrases "The Peak of Perfection in Handmade Chocolates" and "America's Chocolatier", as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are proprietary rights of the Company. All of the foregoing are believed to be of material importance to the Company's business. The registration for the trademark Rocky Mountain Chocolate Factory has been granted in the United States and Canada. An application has been filed and is pending to register the trademark Fuzziwig's in the United States. Applications have also been filed to register the Rocky Mountain Chocolate Factory trademark in certain foreign countries.

    The Company has not attempted to obtain patent protection for the proprietary recipes developed by the Company's master candy-maker and is relying upon its ability to maintain the confidentiality of those recipes.

EMPLOYEES

    At April 30, 1997, the Company employed 412 persons. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

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

    Additionally, certain states have enacted and others may enact laws and regulations governing the termination or nonrenewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. Although these laws and regulations, and related court decisions, may limit the Company's ability to terminate franchises and alter franchise agreements, the Company does not believe that such laws or decisions will have a material adverse effect on its franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and the Company is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisers.

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

    The Nutrition Labeling and Education Act of 1990 became effective May 8, 1994. Pursuant to the Act, the Company filed a "Small Business Food Labeling Exemption Notice" with the U.S. Food and Drug Administration, which provides a phased timeline for implementing labeling compliant with the Act. The Company is currently implementing product labeling in fulfillment of the Act within the timeline allowed under its Small Business exemption.

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


                                  ITEM 2. PROPERTIES

    The Company's manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility which it owns in Durango, Colorado. During fiscal 1997, the Company's factory produced approximately 1.7 million pounds of chocolates, up from 1.6 million pounds in fiscal 1996 and 1.3 million pounds in fiscal 1995. The factory has the capacity to produce approximately 3.5 million pounds per year.

    As of April 30, 1997, all 55 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

    The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At April 30, 1997, the Company was the primary lessee at 55 of its 172 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of the Company's rental obligations under leases on both Company-owned and franchised stores, see Note E to the Financial Statements contained elsewhere in this Report.


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

                                       PART II

                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

    The Company's Common Stock trades on the National Market System of The NASDAQ Stock Market under the trading symbol "RMCF".

    On January 17, 1996 the Company purchased on the open market 125,000 shares of its Common Stock at a price of $8.09 per share. The Company made this purchase because the Company felt and continues to feel that its Common Stock is undervalued.

    The table below sets forth high and low bid information for the Common Stock as quoted on NASDAQ for each quarter of fiscal years 1996 and 1997. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED FEBRUARY 29, 1996               HIGH      LOW
                                                  ----      ---

     FIRST QUARTER..........................     15 3/4    13 1/2

     SECOND QUARTER.........................     18 1/2    15 3/4

     THIRD QUARTER..........................     17 1/2    12

     FOURTH QUARTER.........................     12 1/4    8


FISCAL YEAR ENDED FEBRUARY 28, 1997
                                                 HIGH      LOW
                                                 ----      ---
     FIRST QUARTER...........................    8 1/4     7

     SECOND QUARTER..........................    10 7/8    7 1/2

     THIRD QUARTER...........................    7 3/4     5 3/4

     FOURTH QUARTER..........................    6 3/4     4 3/8


On May 12, 1997 the closing bid price for the Common Stock as reported on the NASDAQ Stock Market was $3.25.

(b) HOLDERS

    On May 12, 1997 there were approximately 410 record holders of the Company's Common Stock. The Company believes that there are more than 1860 beneficial owners of its Common Stock.

(c) DIVIDENDS

    The Company has not paid since its inception, nor does it intend to pay in the foreseeable future, cash dividends on its Common Stock. Any future earnings will be retained for use in the Company's business.

                           ITEM 6. SELECTED FINANCIAL DATA

                 (In thousands, except per share data and store data)

    The selected financial data presented below for the fiscal years ended February 28 or 29, 1993 through 1997, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent auditors. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED FEBRUARY 28 OR 29,
                                              --------------------------------------------------------
                                                  1993        1994        1995        1996        1997
                                                  ----        ----        ----        ----        ----
STATEMENT OF INCOME DATA:
Revenues:
    Factory sales                               $3,798      $4,998      $6,399      $8,156      $9,188
    Retail sales                                 1,763       2,642       5,028       7,939      12,486
    Royalties and marketing fees                 1,000       1,233       1,607       2,034       2,342
    Franchise fees                                 437         488         582         614         256
                                               -------     -------     -------     -------     -------
      Total revenues                             6,998       9,361      13,616      18,743      24,272
                                               -------     -------     -------     -------     -------
Costs and expenses:
    Cost of chocolate sales                      3,506       4,530       5,986       8,599      11,508
    Franchise costs                                929       1,008       1,377       1,803       2,000
    General and administrative expense             815         969       1,234       1,437       1,990
    Retail operating expenses                    1,245       1,603       2,749       4,746       8,087
    Provision for store closures                                                                 1,358
    Impairment loss - retail operations              -           -           -           -         597
    Loss on obsolete and disposed assets             -           -           -           -         331
                                               -------     -------     -------     -------     -------
      Total costs and expenses                   6,495       8,110      11,346      16,585      25,871
                                               -------     -------     -------     -------     -------

Operating income (loss)                            503       1,251       2,270       2,158      (1,599)
Other income (expense):
    Interest expense                              (101)        (88)       (153)       (300)       (474)
    Interest income                                  5          10        23          58            29
                                               -------     -------     -------     -------     -------
    Total other income (expense)                   (96)        (78)       (130)       (242)       (445)
                                               -------     -------     -------     -------     -------
Litigation settlements                                                                            (154)
Income (loss) before income tax expense            407       1,173       2,140       1,916      (2,198)
Income tax expense (benefit)                         3         311         790         708        (832)
                                               -------     -------     -------     -------     -------
Net income (loss)                                 $404        $862      $1,350      $1,208     $(1,366)
                                               -------     -------     -------     -------     -------
                                               -------     -------     -------     -------     -------
Income (loss) per common share-fully diluted      $.14        $.32        $.49        $.42       ($.46)
                                               -------     -------     -------     -------     -------
                                               -------     -------     -------     -------     -------
Weighted average number of common shares
outstanding - fully diluted                      2,459       2,533       2,726       2,890       2,952
STORE DATA:
    Number of stores open at end of period:
      Company-owned                                  7          13          22          42          57
      Franchised                                    81         106         131         151         171
                                               -------     -------     -------     -------     -------
        Total                                       88         119         153         193         228
                                               -------     -------     -------     -------     -------
                                               -------     -------     -------     -------     -------

SYSTEM-WIDE REVENUES:                          $19,886     $26,011     $35,612     $46,880     $57,505
                                               -------     -------     -------     -------     -------
                                               -------     -------     -------     -------     -------

                                                                    FEBRUARY 28 OR 29
                                                                    -----------------
                                                  1993        1994        1995        1996        1997
                                                  ----        ----        ----        ----        ----
    BALANCE SHEET DATA:
        Working capital                         $1,716      $1,889      $1,627     $ 2,043      $2,664
        Total assets                             4,496       6,024      10,181      16,314      18,590
        Long-term debt
          (excluding current
          portion)                               1,000         604       2,314       2,184       5,737
        Stockholders' equity                     2,881       4,143       5,907      11,117       9,779


                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     1997 COMPARED TO 1996

RESULTS SUMMARY

     The Company reported net loss of $1,365,702 for fiscal 1997 in comparison with a $1,207,745 profit for fiscal 1996; a decrease of $2,573,447 and 213%.


     Primary causes for this shortfall in operating results are as follows:
     1. A restructuring loss provision of $2.2 million representing planned fiscal 1998 shutdown of 9 unprofitable Company-owned Rocky Mountain Chocolate Factory stores ($1.4 million) and an impairment provision on 4 Rocky Mountain Chocolate Factory stores and 2 Fuzziwig's stores ($800,000) considered impaired under the provisions of Financial Accounting Standard (FAS) 121, together with writedown of other miscellaneous store assets;
     2. Company-owned store losses resulting primarily from stores to be closed, located in underperforming factory outlet centers with diminished foot traffic;
     3. Lack of new locations for unit growth adversely impacting franchise fee revenues;
     4.   Decreased same store pounds purchased from its factory.

As discussed below, the Company anticipates the combination of store closure of underperforming Company-owned stores with actions it is taking to improve same store retail sales will improve ongoing profitability of its Company-owned store program. The Company intends to explore alternative channels of distribution (e.g. fund raising, mail order, corporate sales) as a means of increasing factory revenues and as a replacement of limited franchise fee revenue growth resulting from location limitations. The Company has also embarked upon a program to increase same store pounds purchased though new product introduction to replace products (such as sugar free products) currently purchased by its stores from outside vendors. It has also effected a rebate program rewarding stores increasing purchases of factory product with a purchase-volume-based rebate.

Before the restructure loss provision, the Company earned a fiscal year 1997 profit of $39,400.

Below is a detailed analysis of financial results by revenue, cost of revenue and expense item:

REVENUES

Revenue results by revenue component for fiscal 1997 in comparison with fiscal 1996 are as follows ($000):

Revenue Component             1997           1996         Change       Change%
-----------------             ----           ----         ------       -------

Factory Sales             $ 9,188.2      $ 8,156.5      $ 1,031.7       12.6%

Royalty and
Marketing Fees              2,342.4        2,034.0          308.4       15.2%

Franchise Fees                255.6          614.3         (358.7)     (58.4%)

Retail Sales               12,486.3        7,938.5        4,547.8       57.3%
                          ---------      ---------      ---------      ------
Total                     $24,272.5      $18,743.3      $ 5,529.2       29.5%
                          ---------      ---------      ---------      ------
                          ---------      ---------      ---------      ------

FACTORY SALES

     Factory sales represent candy sales to the Company's Rocky Mountain Chocolate Factory franchised store locations. Significantly increased factory sales resulted primarily from the larger number of franchised Rocky Mountain Chocolate Factory stores in existence throughout the year (170 franchised Rocky Mountain Chocolate Factory stores franchised at February 28, 1997 in comparison with 151 at February 29, 1996) as augmented by the impact of an approximate 2.6% price increase effected in January 1996. Same store pounds purchased declined by 3.6% in fiscal 1997, partially offsetting the impact of increased stores and the price increase. The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made and authorized vendor products and away from factory made products. When computing same store pounds purchased from the factory, purchases by franchised stores open for 12 months in each period are compared.

     The Company has effected a program of new product introduction to replace products (such as sugar free products) currently purchased by its stores from outside vendors as a basis for increasing same store pounds purchased from its factory. It has also effected a rebate program rewarding stores increasing purchases of factory product with a purchase-volume-based rebate.

ROYALTY AND MARKETING FEES AND FRANCHISE FEES

     Increased royalty and marketing fees resulted from the impact of a larger number of franchised stores in existence throughout the year. Same store sales at franchised stores were approximately constant, neither increasing nor decreasing. The Company sold 19 new franchise locations in fiscal 1997 in comparison with 41 in fiscal 1996 resulting in the decreased franchise fee revenue shown, in combination with the effect of lower balance - due revenue recognition on franchises previously sold.

     As discussed above (see "Business" - "Selective unit growth for Rocky Mountain Chocolate Factory"), the Company is experiencing a constraint in the growth in the number of its Rocky Mountain Chocolate Factory locations posed by a slowdown in the pace of establishment of new factory outlet centers and saturation of existing factory outlet and other environments where its concept has proven successful. Such location availability limitations provide an associated constraint in the growth of franchise fee and royalty revenues. The number of locations available to establish Fuzziwig's Candy Factory stores is not location limited due to the small number of currently existing Fuzziwig's locations and due to the fact that (due to its sale of a different product line than Rocky Mountain Chocolate Factory stores) Fuzziwig's locations do not compete with or detract significantly from sales volumes of existing Rocky Mountain Chocolate Factory locations where both stores exist together at one mall or other site.

RETAIL SALES

     Retail sales of Company-owned stores increased as a result of a larger number of Company stores in existence throughout the year (57 stores existed at February 29, 1997, in comparison with 42 in existence at February 29, 1996) in fiscal 1997 in comparison with the prior fiscal year as partially offset by the impact of a same store retail sales decline of 2.7%. The decline in same store sales is believed to result from the effect of lower foot traffic in the factory outlet mall environment in which most Company-owned stores operate, and as a result of a decline in revenues in the second year of operation from grand opening levels of revenue at stores established in the last fiscal year at new factory outlet malls.

     Company-owned store sales revenues are anticipated to decline somewhat in fiscal 1998 from fiscal 1997 levels as a result of closure and sale of stores, as discussed above, coupled with a conscious decision to selectively limit Company-owned store additions in fiscal 1998.

COSTS AND EXPENSES

     COST OF CHOCOLATE SALES. Cost of chocolate sales, which include costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 33.8% to $11.5 million in fiscal 1997 from $8.6 million in fiscal 1996. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) decreased to 53.1% in 1997 from 53.4% in 1996.

     Cost of chocolate sales as a percentage of total chocolate sales improved modestly in fiscal 1997 as a result of a significant increase in higher margin retail sales as a percentage of total chocolate sales brought about by the increase in the number of Company-owned stores, coupled with full year operation of a large number of stores open for only a partial year in the previous year. This "mix effect" was substantially offset by an absolute 1.4% decline in factory margins brought about by large obsolete inventory loss provisions coupled with the manufacturing overhead volume impact of factory sales/production volumes below planned levels (resulting largely from the decline in same store pounds purchased from the factory referenced above). As such volume shortfalls result in "overhead underabsorption", such underabsorbed overhead is charged to cost of chocolate sales, adversely affecting factory margins.

     The Company in fiscal 1996 experienced a decline of factory margins of 4% absolute for the full year and 6.7% absolute in the second half from factory margin results experienced in the prior year full year and second half periods. The Company has made major improvement in manufacturing performance as a result of its concerted effort to correct for the increased material usage, reduced labor efficiencies and increased overhead spending resulting in this decline in factory margins. As a result of its efforts, factory margins have improved significantly from depressed levels existing in the second half of fiscal 1996, before the impact of obsolete inventory and factory sales and production volume shortfalls on factory margins, as discussed above. Before the effect of such impacts, factory margins are approximately 1% absolute below recent year historical averages. The Company continues to seek improvement in factory margins through further automation to reduce cost and by its program to improve factory sales and production volumes through its programs to improve same store pounds purchased, as discussed above. In April 1997 the Company increased the factory price of its products by 2.8% to compensate for material and factory wage increases, with the goal of improving factory margin.

     FRANCHISE COSTS. FRANCHISE costs increased 10.9% from $1.8 million in fiscal 1996 to $2.0 million in fiscal 1997. As a percentage of the total of royalty and marketing fees and franchise fee revenue, franchise costs increased to 77.0% of such fees in fiscal 1997 from 68.1% in fiscal 1996. The addition of an expanded marketing group to support corporate public relations and promotional programs and marketing materials in support of the Company's larger base of stores is the primary cause of this increase. Decreased franchise fee revenues relative to last year is also a partial cause of this increase in relative percentage.


     GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses increased 38.5% from $1.4 million in fiscal 1996 to $2.0 million in fiscal 1997, primarily as a result of increased bad debt provisions (a $260,000 increase from the prior year) coupled with increased expense for administrative support personnel, and increased depreciation expense for additional investment in computer hardware and software. Increased bad debt provisions resulted from providing for potential loss on lease settlements and notes receivable for 2 franchised stores expected to close, together with increased provision for loss on accounts receivable on several other troubled stores and accounts. As a percentage of total revenues, general and administrative expense increased from 7.7% in fiscal 1996 to 8.2% in fiscal 1997, primarily due to the increase in expenses noted above.

     RETAIL OPERATING EXPENSES. Retail operating expenses increased from $4.7 million in fiscal 1996 to $8.1 million in fiscal 1997; an increase of 70.4%. This increase resulted primarily from the effect of the larger number of Company-owned stores in existence throughout the year and partially as a result of amortization of capitalized expenditures incurred in the "start-up" phase of many new stores established in late fiscal 1996. As a percentage of retail sales, retail operating expenses increased from 59.8% in fiscal 1996 to 64.8% in fiscal 1997 as a result of insufficient sales volume leveraging resulting from the decline in same store retail sales at Company-owned Rocky Mountain Chocolate Factory stores as discussed above, and partially as a result of this "start-up" effect and partially as a result of sales volumes at many Company-owned stores, (particularly those established within the last 12 months) significantly below Company expectations.

     As discussed above, the Company in fiscal 1998 will close an estimated 8 underperforming Company-owned stores not meeting minimum economic criteria. The Company also has continued its program to sell certain other Company-owned stores to potential franchisees.

     In fiscal 1997, a restructuring charge, NOT included, in retail operating expenses but reflected as individual profit and loss statement line items, was provided to income of $2.2 million representing estimated loss expected to result from these closures and from writedown of certain other store assets considered impaired under provisions of Financial Accounting Standard (FAS) 121 "Accounting for the Impairment of Long-Lived Assets."

     Note that such sale, closure and slowdown of establishment of new Rocky Mountain Chocolate Factory stores is currently not anticipated to affect its expansion program for its new store concept Fuzziwig's and conversion of existing Company-owned Fuzziwig's locations to franchised locations or closure of such locations is not currently planned. The Company does not expect sale of stores to have appreciable positive or negative impact on Company earnings performance because store profits sacrificed in such cases are expected to be approximately compensated for by royalties generated and cost of capital saved, Any gains or losses realized on store disposition are also not expected to be material to Company results of operations.

The Company believes that, through its store closures and its continued program to sell certain other Company-owned stores to potential franchisees, it will improve the on-going profitability of its Company-owned store program.

OTHER EXPENSE

     Other expense of $445,000 incurred in fiscal 1997 increased 83.7% from the $242,200 incurred in fiscal 1996. Other expense increased as a result increased interest expense resulting from borrowings in support of the Company's Company-owned store expansion.

INCOME TAX EXPENSE

     The Company's effective income tax rate in fiscal 1997 of 37.9% approximated the 37.0% in fiscal 1996.

RESULTS OF OPERATIONS

     1996 COMPARED TO 1995

RESULTS SUMMARY

     The Company reported net income of $1,207,745 for fiscal 1996 in comparison with $1,350,432 for fiscal 1995; a decrease of $142,687 and 10.6%.

     Below is a detailed analysis of financial results by revenue, cost of revenue and expense line item:

REVENUES

     Revenue results by revenue component for fiscal 1996 in comparison with fiscal 1995 are as follows ($000):

Revenue Component       1996           1995          Change         Change%
-----------------       ----           ----          ------         -------

Factory Sales        $ 8,156.5      $ 6,399.3       $1,757.2          27.5%

Royalty and
Marketing Fees         2,034.0        1,606.6          427.4          26.6%

Franchise Fees           614.3          581.9           32.4           5.6%

Retail Sales           7,938.5        5,028.3        2,910.2          57.9%
                     ---------      ---------       --------        ------
Total                $18,743.3      $13,616.1       $5,127.2          37.7%
                     ---------      ---------       --------        ------
                     ---------      ---------       --------        ------

FACTORY SALES

     Factory sales represent candy sales to the Company's franchised Rocky Mountain Chocolate Factory store locations. Significantly increased factory sales resulted primarily from the larger number of franchised stores in existence throughout the year (151 franchised stores at February 29, 1996 in comparison with 131 at February 28, 1995) as augmented by the impact of an approximate 2% price increase effected in April 1995. Same store pounds purchased declined by 1% in fiscal 1996. When computing same store pounds purchased from the factory, purchases by franchised stores open for 12 months in each period are compared.

ROYALTIES AND MARKETING FEES AND FRANCHISE FEES

     Increased royalties and marketing fees resulted from the combined impact of a larger number of franchised stores in existence throughout the year together with an increase in same store sales at franchised stores of approximately 2.8%. The Company sold 41 new franchises in fiscal 1996 in comparison with 39 in fiscal 1995 resulting in the increased franchise fee revenue shown, in combination with the effect of higher balance - due revenue recognition on franchises previously sold: $5,000 is earned upon franchise agreement signing with the balance of $14,500 earned upon signing of the lease of the facility representing the franchised location.

RETAIL SALES

     Retail sales of Company-owned stores increased as a result of a larger number of Company-owned stores in existence throughout the year (42 stores existed at February 29, 1996, in comparison with 22 in existence at February 28,
1995) in fiscal 1996 in comparison with the prior fiscal year coupled with a same store retail sales increase of 4%.

COSTS AND EXPENSES

     COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 43.6% to $8.6 million in fiscal 1996 from $6.0 million in fiscal 1995. Cost of chocolate sales as a percentage of total chocolate sales (defined as the total of factory sales and retail sales) increased to 53.4% in fiscal 1996 from 52.4% in 1995.

     Cost of chocolate sales as a percentage of total chocolate sales had been expected to improve as a result of an increase in higher margin retail sales as a percentage of total chocolate sales brought about by the rapid and large increase in the number of Company-owned stores, together with the effect of an approximate 2% retail and factory price increase effected in April, 1995. This has not occurred due to an absolute 4% decline in factory margins resulting from increased material usage and lesser labor efficiencies in the manufacture of the Company's products, the effect of increased manufacturing overhead cost relative to pounds produced, together with certain price reductions in selected categories of Company product sales.

     FRANCHISE COSTS. Franchise costs increased 31.0% to $1.8 million in 1996 from $1.4 million in fiscal 1995. As a percentage of the total of royalties and marketing fees and franchise fees, franchise costs increased to 68.1% of such fees in 1996 from 62.9% in 1995. The hiring of additional field support and associated administrative personnel to support the Company's accelerated pace of new franchise signing and store opening activities and the larger base of stores is the partial cause of this increase. Additionally, the Company incurred increased expenses for promotional programs and marketing materials to support the larger base of stores.

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

     RETAIL OPERATING EXPENSES. Retail operating expenses increased 72.6% to $4.7 million in fiscal 1996 from $2.7 million in fiscal 1995. This increase resulted from the effect of the larger number of Company-owned stores in existence as discussed above. As a percentage of retail sales, retail operating expenses increased to 59.8% in fiscal 1996 from 54.7% in fiscal 1995. The Company experienced delays in store openings in fiscal 1996. This delay in store openings resulted in total revenue growth not in proportion to the increase in operating expenses. Additionally, the Company for the first time in fiscal 1996, began a program of allocating directly-related administrative expense to support the Company-owned store programs to retail operating expense.

OTHER EXPENSE


     Other expense of $242,000 incurred in fiscal 1996 increased 86.3% from the $130,000 incurred in fiscal 1995. This increase resulted from increased interest expense caused by borrowings in support of the Company's factory expansion and Company-owned store expansion as partially offset by increased interest income resulting from cash surpluses generated by the Company's stock offering completed in September, 1995.

INCOME TAX EXPENSE

     The Company's effective income tax rate in fiscal 1996 of 37.0% approximated the 36.9% in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flows in fiscal 1997 increased $495,000 and 52.1% from the $949,900 in fiscal 1996 to $1,444,700 in fiscal 1997. This increase resulted from operating cash flows generated by increased number of Company-owned stores (reflected in increased depreciation and amortization charges shown in the Company's statements of cash flows).

     At February 28, 1997, working capital was $2,663,775 in comparison with $2,043,143 at February 28, 1996, a $620,632 increase. This increase resulted from fixed asset financing achieved recovering cash from investments in Company store operating assets previously funded from operating cash flows, together with the impact of improved operating cash flows, as discussed above.

     Cash and cash equivalent balances increased from $528,787 at February 29, 1996 to $792,606 at February 28, 1997. The Company's current ratio was 1.9/1 at February 28, 1997 in comparison with 1.7/1 at February 29, 1996.

     The Company's long-term debt is comprised primarily of real estate mortgage financing provided by a local banking facility used to finance the Company's factory expansion (unpaid balance as of February 28, 1997, $1,614,033), and chattel mortgage financing (unpaid balance as of February 28, 1997, $4,971,160) provided both by local banking facilities and national financing facilities and used to fund the Company's Company-owned store expansion.

     The Company also possessed a $2,000,000 working capital line of credit at February 28, 1997, secured by accounts receivable and inventories, which line had a $0 balance at that date. The line was renewed for an additional 12 month period at May 22, 1997 and expires July, 1998.

     The Company possessed $750,000 in fixed asset availability lines of credit at February 28, 1997.

     For fiscal 1998, the Company anticipates making $1.1 million in capital expenditures. Of this sum, approximately $600,000 is anticipated to be used for the opening of new Company-owned stores where lease commitments have already been made, (as discussed above, the Company has reduced its expansion program in the establishment of Company-owned stores), with the balance anticipated to be used for the purchase of additional factory equipment and computer equipment for the Company's administrative functions.

     The Company believes that cash flow from operating activities and available bank lines of fixed asset and working capital credit will be sufficient to service debt, fund anticipated capital expenditures and provide necessary working capital at least through the end of fiscal 1998. There can be no guarantee, however, that unforeseen events will not require the Company to secure additional sources of financing. Such events could include the need to repay loans secured by any Company-owned stores which may be closed. The Company may also seek additional financing from time to time, through borrowings or public or private offerings of equity or debt securities, to fund its future expansion plans.

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

EFFECT OF NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements of the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report are forward-looking statements that reflect assumptions made by management based on information currently available to it, and the Company can give no assurance that the expectations or potential occurrences reflected in such statements will be realized. Should one or more of the uncertainties underlying such expectations materialize or underlying assumptions prove incorrect, actual results may vary materially from those expected.

     Whether factory margins improve depends on many factors that are not within the Company's control. Such factors include the ability of the Company to reduce manufacturing overhead cost per pound through correction of negative trends in same store pounds purchased and associated factory sales and production volumes.

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

     Efforts to improve the decline in same store pounds purchased and to increase total factory sales depends on many factors not within the Company's control including the receptivity of its franchise system and of customers in potential new distribution channels to its product introductions and promotional programs, which receptivity is by no means assured.

                          ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . . . . . .     31
BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32
STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .     34
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY. . . . . . . . . . . . .     35
STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . . . .     37

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28, 1997 and February 29, 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
April 23, 1997

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                 BALANCE SHEETS


ASSETS
                                                            February 28,      February 29,
                                                                 1997             1996
                                                            -----------      -----------
CURRENT ASSETS
  Cash and cash equivalents                                 $   792,606      $   528,787
  Accounts and notes receivable-trade,less allowance
   for doubtful accounts of $202,029 in 1997 and
   $28,196 in 1996                                            1,729,971        1,463,901
  Inventories                                                 2,311,321        2,504,908
  Deferred income taxes                                         722,595           59,219
  Other                                                         181,133          224,001
                                                            -----------      -----------
  Total current assets                                        5,737,626        4,780,816
PROPERTY AND EQUIPMENT - AT COST
  Land                                                          122,558          122,558
  Building                                                    3,644,357        3,596,905
  Leasehold improvements                                      2,213,116        1,753,165
  Machinery and equipment                                     6,446,612        4,898,174
  Furniture and fixtures                                      2,667,420        2,330,057
  Transportation equipment                                      246,499          228,816
                                                            -----------      -----------
                                                             15,340,562       12,929,675
  Less accumulated depreciation and amortization              3,565,194        2,468,084
                                                            -----------      -----------
                                                             11,775,368       10,461,591
                                                            -----------      -----------
OTHER ASSETS
  Accounts and notes receivable - trade, due after
    one year                                                     82,774          111,588
  Goodwill, net of accumulated amortization of
    $277,344 in 1997 and  $253,740 in 1996                      312,656          336,260
  Deferred income taxes                                          43,044                -
  Other                                                         638,637          624,185
                                                            -----------      -----------
                                                              1,077,111        1,072,033
                                                            -----------      -----------
                                                            $18,590,105      $16,314,440
                                                            -----------      -----------
                                                            -----------      -----------



        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.


LIABILITIES and STOCKHOLDERS' EQUITY

                                                         February 28,        February 29,
                                                             1997                1996
                                                         -----------         -----------
CURRENT LIABILITIES
  Short-term debt                                        $         -         $ 1,000,000
  Current maturities of long-term debt                       847,881             134,538
  Accounts payable - trade                                   799,671             998,520
  Accrued compensation                                       465,338             335,926
  Accrued liabilities                                        867,961             214,460
  Income taxes payable                                             -              54,229
  Deferred income                                             93,000                   -
                                                         -----------         -----------
  Total current liabilities                                3,073,851           2,737,673

LONG-TERM DEBT, less current maturities                    5,737,312           2,183,877

DEFERRED INCOME TAXES                                              -             275,508

COMMITMENTS AND CONTINGENCIES                                      -                   -

STOCKHOLDERS' EQUITY
  Common stock - authorized, 7,250,000
    shares,$.03 par value; issued, 3,041,302
    shares in 1997 and 3,034,302 in 1996                      91,239              91,029
  Additional paid-in capital                               9,730,872           9,703,985
  Retained earnings                                          972,565           2,338,267
                                                         -----------         -----------
                                                          10,794,676          12,133,281
  Less common stock held in treasury, at cost -
   129,003 shares in 1997 and 129,153 shares in
   1996                                                    1,015,734           1,015,899
                                                         -----------         -----------
                                                           9,778,942          11,117,382
                                                         -----------         -----------
                                                         $18,590,105         $16,314,440
                                                         -----------         -----------
                                                         -----------         -----------


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF OPERATIONS



                                                      For the years ended
                                          -------------------------------------------
                                           February 28,   February 29,   February 28,
                                              1997            1996           1995
                                            -----------    -----------    -----------
REVENUES
  Sales                                     $21,674,485    $16,094,995    $11,427,700
  Franchise and royalty fees                  2,597,985      2,648,303      2,188,434
                                            -----------    -----------    -----------
                                             24,272,470     18,743,298     13,616,134
COSTS AND EXPENSES
  Cost of sales                              11,508,384      8,598,798      5,985,970
  Franchise costs                             1,999,964      1,803,506      1,376,820
  General and administrative                  1,989,958      1,436,551      1,234,002
  Retail operating expenses                   8,087,052      4,746,026      2,749,511
  Provision for store closures                1,358,398              -              -
  Impairment loss - retail
    operations                                  597,062              -              -
  Loss on writedown of assets                   330,587              -              -
                                            -----------    -----------    -----------
                                             25,871,405     16,584,881     11,346,303
                                            -----------    -----------    -----------
  Operating (loss) profit                    (1,598,935)     2,158,417      2,269,831

OTHER INCOME (EXPENSE)
  Interest expense                             (473,618)      (299,792)      (152,592)
  Interest income                                28,637         57,620         22,580
                                            -----------    -----------    -----------
                                               (444,981)      (242,172)      (130,012)

  Litigation settlements                       (154,300)             -              -
  Income (loss) before income
    tax expense                              (2,198,216)     1,916,245      2,139,819
                                            -----------    -----------    -----------

INCOME TAX EXPENSE (BENEFIT)
  Current                                       149,414        583,488        749,516
  Deferred                                     (981,928)       125,012         39,871
                                            -----------    -----------    -----------
                                               (832,514)       708,500        789,387
                                            -----------    -----------    -----------

NET INCOME (LOSS)                            (1,365,702)     1,207,745      1,350,432
  Dividend requirements
    on preferred stock                                -              -         14,610
                                            -----------    -----------    -----------

INCOME (LOSS) ALLOCABLE TO
  COMMON STOCKHOLDERS                       $(1,365,702)   $ 1,207,745    $ 1,335,822
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

PRIMARY INCOME (LOSS) PER COMMON
  AND EQUIVALENT SHARE                      $      (.46)   $       .42    $       .51
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
  Weighted average and equivalent
    shares                                    2,950,265      2,887,063      2,612,730
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

FULLY-DILUTED INCOME (LOSS) PER
  COMMON AND EQUIVALENT SHARE               $      (.46)   $       .42    $       .49
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
  Weighted average and equivalent
    shares                                    2,951,722      2,889,538      2,725,690
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                 For the years ended
                                                 ---------------------------------------------------
                                                 February 28,       February 29,        February 28,
                                                     1997                1996                1995
                                                 -----------         -----------         -----------
COMMON STOCK
  Balance at beginning of year                   $    91,029         $    79,029        $     65,590
  Conversion of 7% convertible notes to
    common                                                 -                   -              12,972
  Sale of common stock                                     -              10,125                   -
  Conversion of preferred stock to
    common                                                 -                 435                  17
  Exercise of stock options                              210               1,440                 450
                                                 -----------         -----------         -----------
  Balance at end of year                              91,239              91,029              79,029
                                                 -----------         -----------         -----------

PREFERRED STOCK
  Balance at beginning of year                             -               1,462               1,496
  Conversion of preferred stock to
    common                                                 -              (1,309)                (34)
  Redemption of preferred stock                            -                (153)                  -
                                                 -----------         -----------         -----------
  Balance at end of year                                   -                   -               1,462
                                                 -----------         -----------         -----------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year                     9,703,985           4,700,527           4,197,838
  Conversion of 7% convertible notes to
    common                                                 -                   -             387,029
  Sale of common stock                                     -           4,846,010                   -
  Conversion of preferred stock to
    common                                                 -                 874                  17
  Exercise of stock options                           26,040             180,435             114,280
  Distribution of treasury stock                         847               2,010               1,363
  Redemption of preferred stock                            -             (25,871)                  -
                                                 -----------         -----------         -----------
  Balance at end of year                           9,730,872           9,703,985           4,700,527
                                                 -----------         -----------         -----------
RETAINED EARNINGS
  Balance at beginning of year                     2,338,267           1,130,522            (117,341)
  Net income (loss) for the year                  (1,365,702)          1,207,745           1,350,432
  Preferred stock dividends                                -                   -            (102,569)
                                                 -----------         -----------         -----------
  Balance at end of year                             972,565           2,338,267           1,130,522
                                                 -----------         -----------         -----------

TREASURY STOCK, AT COST
  Balance at beginning of year                    (1,015,899)             (4,733)             (4,870)
  Purchase of stock for treasury                           -          (1,011,331)                  -
  Distribution of treasury stock                         165                 165                 137
                                                 -----------         -----------         -----------
  Balance at end of year                          (1,015,734)         (1,015,899)             (4,733)
                                                 -----------         -----------         -----------
                                                 $ 9,778,942         $11,117,382         $ 5,906,807
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.


                                                       For the years ended
                                            -----------------------------------------
                                            February 28,   February 29,  February 28,
                                                1997           1996          1995
                                            -----------    -----------    -----------
COMMON SHARES
  Balance at beginning of year                3,034,302      2,634,289      2,186,335
  Conversion of 7% convertible notes to
    common                                            -              -        432,376
  Sale of common stock                                -        337,500              -
  Conversion of preferred stock to
    common                                            -         14,513            578
  Exercise of stock options                       7,000         48,000         15,000
                                            -----------    -----------    -----------
  Balance at end of year                      3,041,302      3,034,302      2,634,289
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

PREFERRED SHARES
  Balance at beginning of year                        -         14,610         14,954
  Redemption of preferred stock                      `-         (1,532)             -
  Conversion of preferred stock to
    common                                            -        (13,078)          (344)
                                            -----------    -----------    -----------
  Balance at end of year                              -              -         14,610
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

TREASURY SHARES
  Balance at beginning of year                  129,153          4,303          4,428
  Purchase of stock for treasury                      -        125,000              -
  Distribution of treasury stock                   (150)          (150)          (125)
                                            -----------    -----------    -----------
  Balance at end of year                        129,003        129,153          4,303
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                 For the years ended
                                                ----------------------------------------------------
                                                February 28,        February 29,        February 28,
                                                    1997                1996                1995
                                                 -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                              $(1,365,702)         $1,207,745          $1,350,432
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization                1,682,158             823,890             487,737
      Asset impairment and store
        closure losses                             2,230,047                   -                   -
      Gain on sale of assets                         (72,707)                  -                   -
  Changes in operating assets and
   liabilities:
      Accounts and notes receivable -
        trade                                       (110,556)           (260,338)           (117,236)
      Inventories                                    193,587            (817,892)           (602,672)
      Other assets                                    42,868            (113,896)            (47,474)
      Accounts payable-trade                        (198,849)            159,403             332,011
      Income taxes payable                          (287,518)           (229,101)            121,134
      Deferred income taxes                         (981,928)            125,012              39,871
      Accrued liabilities and
       compensation                                  220,270              55,080             153,954
      Deferred income                                 93,000                   -                   -
                                                 -----------         -----------         -----------
  Net cash provided by operating
   activities                                      1,444,670             949,903           1,717,757
                                                 -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                       420,690                   -                   -
  Purchase of other assets                          (622,631)           (164,353)            (50,064)
  Purchase of property and equipment              (4,272,950)         (5,464,166)         (4,399,958)
                                                 -----------         -----------         -----------

  Net cash used in investing activities          $(4,474,891)        $(5,628,519)        $(4,450,022)
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.


                                                     For the years ended
                                            -----------------------------------------
                                            February 28,  February 29,   February 28,
                                                1997          1996           1995
                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in line of credit                $(1,000,000)    $1,000,000        $     -

Proceeds from issuance of long-term
  debt                                        7,071,852      1,500,000      2,437,500
Principal payments on long-term debt         (2,805,074)    (1,678,332)      (270,882)
Proceeds from sale of common stock                    -      4,856,135              -
Proceeds from exercise of stock
  options                                        26,250        181,875         52,876
Redemption of preferred stock                         -        (26,024)             -
Dividends paid                                        -              -       (102,570)
Proceeds from distribution of
  treasury stock                                  1,012          2,175          1,500
Purchase of stock for treasury                        -     (1,011,331)             -
                                            -----------    -----------    -----------
Net cash provided by financing
  activities                                  3,294,040      4,824,498      2,118,424
                                            -----------    -----------    -----------
Net increase (decrease)in cash and
  cash equivalents                              263,819        145,882       (613,841)

Cash and cash equivalents at
  beginning of year                             528,787        382,905        996,746
                                            -----------    -----------    -----------
Cash and cash equivalents at end of year    $   792,606    $   528,787    $   382,905
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
SUPPLEMENTARY DISCLOSURES:

Interest paid                               $   469,237    $   301,481    $   155,015
Income taxes paid                               436,932        812,589        628,382

Non-cash financing activities:
Issuance of 432,376 shares of common
  stock upon conversion of 7%
  convertible notes in 1995                           -              -        400,000
Owner financed equipment purchase                     -              -         30,000
Conversion of preferred stock into                    -          1,309             34
  common stock


        The accompanying notes are an integral part of these statements.

                      ROCKY MOUNTAIN CHOCLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of the nature of Company operations, together with a summary of the significant accounting policies applied in the preparation of the accompanying financial statements and of the estimates used in their preparation follows:

NATURE OF OPERATIONS

The Company is a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and at its Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States and in Canada. The Company is also the operator and franchiser of a new concept store called Fuzziwig's Candy Factory. This new concept store sells hard conventional and nostalgic/unusual candies (which are not manufactured by the Company, but procured from wholesale candy suppliers) in a themed, self-serve environment featuring animation, movement, music, color and entertainment. The majority of the Company's revenues are generated from sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

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

FRANCHISE AND ROYALTY FEES

Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. In addition to the initial franchise fee, the Company receives a royalty fee of five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores' gross sales. The Company receives a royalty fee of seven percent (7%) of the gross sales from franchised Fuzziwig's Candy Factory stores.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

USE OF ESTIMATES - CONTINUED

Additionally, estimates of losses anticipated to result from store closure and impairment are based on the best information currently available to management. Such estimates may differ materially from results actually produced by store closure as a result of uncertainties in the amount of finally negotiated lease settlements, the amount of operating losses sustained by the stores to their dates of closure and in the amount recoverable by sale or redeployment of assets of stores to be closed. Estimates of impairment losses on underperforming Company-owned stores to remain open have been made based on forecasts of future operating results and cash flows of such stores, which forecasts are also susceptible to uncertainties and may change materially in the near term.

VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's stores are concentrated in the factory outlet mall environment. At February 28, 1997, 53 Company-owned stores and 69 franchise stores of 228 total stores (53.5%) are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment and to changes in the level of construction of additional, new factory outlet mall locations.

CASH EQUIVALENTS

Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments having an original maturity of three months or less.

INCOME (LOSS) PER COMMON SHARE

Primary income (loss) per common and common equivalent share is computed by dividing net income (loss), adjusted for dividends on preferred stock, by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares result from the assumed issuance of shares under the Company's stock option plans when dilutive. Fully-diluted income per common share is computed as above but assumes conversion of convertible notes payable and cumulative convertible preferred stock, when dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term investments in money market fund and other liquid assets, trade receivable and payable, notes receivable and debt, which has variable rates. The fair value of all instruments approximates the carrying value.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE C - INVENTORIES

Inventories consist of the following:
                                           February 28,        February 29,
                                               1997               1996
                                           ------------        ------------
Ingredients and supplies                    $1,168,216          $1,117,517
Finished candy                               1,143,105           1,387,391
                                            ----------          ----------
                                            $2,311,321          $2,504,908
                                            ----------          ----------
                                            ----------          ----------

NOTE D - LINE OF CREDIT AND LONG-TERM DEBT

LINE OF CREDIT

At February 28, 1997 the Company possessed a $2,000,000 line of credit from a bank, collateralized by accounts receivable and inventory. Draws may be made under the line at 75% of eligible accounts receivable plus 30% of eligible inventory up to $500,000. Interest on borrowings is at prime (8.25% at February 28, 1997 and at February 29, 1996). Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 60 consecutive days during the term of the loan. The credit line expires in July, 1998.

The terms of the Line of Credit and notes payable with a bank provide for the maintenance of certain financial covenants. Because of the net loss reported by the Company for the year ended February 28, 1997, the Company would not have been in compliance with one such covenant had the bank not granted waiver of such technical default. On May 22, 1997, the Company and the bank entered into an amendment to the Term Loan and Credit Agreement effective as of March 1, 1997 which provides, among other things, a decrease in the Tangible Net Worth requirement from $10,000,000 to $9,000,000 and extension of the line of credit to July 1998.

LONG-TERM DEBT
                                                February 28,     February 29,
                                                    1997             1996
                                                ------------     ------------

Chattel mortgage note payable in monthly
installments of $10,500 through March, 2001
including interest at 8.25% per annum,
collateralized by machinery, equipment,
furniture and fixtures.                              415,557                -

Real estate mortgage note payable in monthly
installments of $14,250 through April, 2011;
interest rate of 8.25%; collateralized by
factory building. Interest adjusted to prime
in May, 2001 and every five years thereafter
until maturity in April 2016.                      1,614,033                -

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS

LONG-TERM DEBT - CONTINUED
                                                February 28,     February 29,
                                                    1997             1996
                                                ------------     ------------

Chattel mortgage note payable in monthly
installments of $12,359 through April, 2002
including interest at 8.25% per annum,
collateralized by equipment                          622,158                -

Chattel mortgage note payable in monthly
installments of $24,613 through April, 2003
including interest at 8.94% per annum,
collateralized by machinery, equipment,
furniture and fixtures.                            1,434,090                -

Chattel mortgage note payable in monthly
installments of $5,472 through January, 2002;
interest rate of 10.36%; collateralized by
machinery, equipment, furniture and fixtures.        248,849                -

Chattel mortgage note payable in monthly
installments of $6,396 through April, 2003
including interest at 9.72% per annum,
collateralized by equipment, furniture and
fixtures                                             368,783                -

Chattel mortgage note payable in monthly
installments of $10,177 through October, 2001
including interest at 10.35% per annum,
collateralized by machinery, equipment,
furniture and fixtures.                              450,432                -

Eight Chattel mortgage notes payable in monthly
installments of $32,277 through February 2002
including interest at between 8.75% and
9.44% per annum, collateralized by equipment,
furniture and fixtures.                            1,431,291                -

Chattel mortgage note payable in monthly
installments of $9,247 through August, 2004
including interest at 8.25% per annum,
collateralized by machinery, equipment,
furniture and fixtures.                                    -          658,479

Real estate mortgage note payable in
monthly installments of $14,506
through August, 2014; interest rate of
8.25%; collateralized by factory building.                 -        1,625,798

Other                                                      -           34,138
                                                  ----------       ----------
                                                   6,585,193        2,318,415
Less current maturities                              847,881          134,538
                                                  ----------       ----------
                                                  $5,737,312       $2,183,877
                                                  ----------       ----------
                                                  ----------       ----------

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS



LONG-TERM DEBT - CONTINUED

Maturities of long-term debt are as follows:

            Year-Ending February 28 (29),
            -----------------------------
                     1998                              $  847,881
                     1999                                 928,150
                     2000                               1,016,064
                     2001                               1,096,584
                     2002                                 845,164
                     Thereafter                         1,851,350
                                                       ----------
                                                       $6,585,193
                                                       ----------
                                                       ----------

NOTE E - OPERATING LEASES

The Company conducts its retail sales operations in facilities leased under five to ten year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases:

            Year-Ending February 28 (29),
            -----------------------------
                     1998                             $ 1,252,288
                     1999                               1,215,706
                     2000                               1,121,401
                     2001                                 975,165
                     2002                                 482,141
                     Thereafter                           681,841
                                                      -----------
                                                      $ 5,728,542
                                                      -----------
                                                      -----------

In some instances, in order to retain the right to site selection or because of requirements imposed by the lessor, the Company has leased space for its proposed franchise outlets. When a franchise was sold, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows:

            Year-Ending February 28 (29),
            -----------------------------
                     1998                              $1,294,202
                     1999                               1,166,474
                     2000                                 989,149
                     2001                                 726,482
                     2002                                 384,003
                     Thereafter                           666,095
                                                       ----------
                                                       $5,226,405
                                                       ----------
                                                       ----------

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE E - OPERATING LEASES - CONTINUED

The following is a schedule of lease expense for all operating leases for the three years ended February 28, 1997:

                                 1997           1996           1995
                              ----------     ----------     ----------
   Minimum rentals            $2,278,591     $1,547,817     $1,042,235
   Less sublease rentals      (1,184,301)      (982,780)      (663,457)
   Contingent rentals             47,116         56,037         33,040
                              ----------     ----------     ----------
                              $1,141,406     $ 621,074      $  411,818
                              ----------     ----------     ----------
                              ----------     ----------     ----------


NOTE F - RELATED PARTY LEASE

Until June, 1994 the Company leased land and its factory building under a ten year operating lease with the President of the Company for a monthly rental of $7,750. On June 2, 1994 the Company acquired the land and building from the President at a price of $700,332.


NOTE G - INCOME TAXES

Income tax expense is comprised of the following:

                                   Years Ended February 28 - 29,
                                 1997           1996           1995
                               ---------      ---------      ---------
   Current
       Federal                  $146,743       $527,211       $658,061
       State                       2,671         56,277         91,455
                               ---------      ---------      ---------
   Total Current                 149,414        583,488        749,516
                               ---------      ---------      ---------

   Deferred
       Federal                  (879,936)       116,527         34,759
       State                    (101,992)         8,485          5,112
                               ---------      ---------      ---------
   Total Deferred               (981,928)       125,012         39,871
                               ---------      ---------      ---------
   Total                       $(832,514)      $708,500       $789,387
                               ---------      ---------      ---------
                               ---------      ---------      ---------

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows:

                                    Years Ended February 28 - 29,
                                  1997           1996           1995
                                --------       --------       --------
   Statutory rate                  34.0%          34.0%          34.0%
   Goodwill amortization             .4%            .4%            .4%
   State income taxes, net of
      federal benefit               3.0%           2.2%           3.0%
   Other                             .5%            .4%           (.5%)
                                --------       --------       --------
   Effective Rate                  37.9%          37.0%          36.9%
                                --------       --------       --------
                                --------       --------       --------

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE G - INCOME TAXES - CONTINUED

The components of deferred income taxes at February 28, 1997 and February 29, 1996 are as follows:

       Deferred Tax Asset                                1997           1996
       ------------------                             ---------      ---------
         Allowance for doubtful accounts              $  99,728      $  10,573
         Accrued compensation                            63,666         48,646
         Deferred income                                 35,944              -
         Contribution carryover                           9,610              -
         Loss provisions                                940,972              -
         Alternative minimum tax carryforward            85,689              -
       Deferred lease rentals                            33,914         18,729
                                                      ---------      ---------
                                                      1,269,523         77,948

       Deferred Tax Liabilities
       ------------------------
       Depreciation                                    (503,884)      (294,237)
                                                      ---------      ---------
       Net deferred tax asset (liability)             $ 765,639      $(216,289)
                                                      ---------      ---------
                                                      ---------      ---------

NOTE H - PREFERRED STOCK

On February 15, 1995, the Company called for redemption of all outstanding shares of its Preferred Stock at a redemption price of $10.41, including $.21 in unpaid, accrued dividends. As of March 17, 1995, all preferred shares had been converted or redeemed.

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


NOTE I - STOCK OPTION PLANS

Under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan") options to purchase 215,000 shares of the Company's common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Grants of options representing 111,000 shares of the Company's common stock remained outstanding under the 1985 Plan at February 28, 1997.

Under the 1995 Stock Option Plan (the "1995 Plan") and the Nonqualified Stock Option Plan for Nonemployee Directors (the "Directors' Plan"), options to purchase up to 100,000 and 90,000 shares, respectively, of the Company's common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years. Grants of options representing 121,000 and 40,000 shares of the Company's common stock remained outstanding under the 1995 Plan and Directors' Plan, respectively at February 28, 1997.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE I - STOCK OPTION PLANS - CONTINUED

Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised, in March 1998 through January 2007. Options for 161,000 shares were exercisable at February 28, 1997.

The Company has adopted the disclosure-only provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation". In accordance with those provisions, the Company applies APB opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Financial Accounting Standard 123, net income (loss) and income (loss) per share would have been reduced to the pro-forma amounts indicated in the table below (in 000's except per share amounts):
                                                 Years Ended February 28 (29):
                                                 -----------------------------
                                                       1997           1996
                                                     -------        -------
   Net Income (Loss)-as reported                     $(1,366)       $ 1,208
   Net Income (Loss)-pro forma                       $(1,530)       $   876
   Income per Share-as reported                      $  (.46)       $   .42
   Income (Loss) per Share-pro forma                 $  (.52)       $   .30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

   Expected dividend yield                                   0%
   Expected stock price volatility                          50%
   Risk-free interest rate                                 6.5%
   Expected life of options                                7 years

Additional information with respect to options outstanding under the Plans at February 28, 1997, and changes for the two years then ended was as follows:

                                                               1997
                                                    ---------------------------
                                                                   Weighted
                                                                    Average
                                                      Shares    Exercise Price
                                                      ------    --------------
   Outstanding at beginning of year                  224,000      $   11.95
   Granted                                           111,000      $    7.05
   Exercised                                          (7,000)     $    3.75
   Cancelled                                         (56,000)     $   18.25
                                                     -------      ---------

   Outstanding at end of year                        272,000      $    9.01
                                                     -------
                                                     -------

   Options exercisable at February 28, 1997          161,000      $   10.11

   Weighted average fair value per share of
   options granted during 1997                                        $4.04

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE I - STOCK OPTION PLANS - CONT.


                                                                 1996
                                                    ------------------------------
                                                                        Weighted
                                                                        Average
                                                     Shares         Exercise Price
                                                    ---------       --------------
     Outstanding at beginning of year                 186,000         $    6.95
     Granted                                           87,000         $   18.19
     Exercised                                        (48,000)        $    3.79
     Forfeited                                         (1,000)        $   18.25
                                                     --------
     Outstanding at end of year                       224,000         $   11.95
                                                     --------
                                                     --------
     Options exercisable at February 29, 1996         200,000         $   11.19

Information about stock options outstanding at February 28, 1997 is summarized as follows:


                                          Options Outstanding
                                    -------------------------------
                                            Weighted average
                                Number         remaining       Weighted average
Range of exercise prices     outstanding    contractual life    exercise price
------------------------     -----------    ----------------   ----------------
$3.125 to 5.875                 91,000          5.42 years         $ 4.32
$6.25 to 7.75                   90,000          9.21 years           7.70
$11.50 to 18.25                 91,000          7.45 years          14.99
                              --------
                               272,000
                              --------
                              --------
                                                  Options Exercisable
                                          ------------------------------------
                                                                  Weighted
                                             Number                average
Range of exercise prices                  exercisable          exercise price
------------------------                  -----------          --------------
$3.125 to 5.875                             71,000                   $3.88
$6.25 to 7.75                                    -                       -
$11.50 to 18.25                             90,000                  $15.03
                                           -------
                                           161,000
                                           -------
                                           -------


NOTE J - SEGMENT INFORMATION

The Company operates in only one industry segment. All significant revenues relate to sales of its products through Company operated and franchised retail stores.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE K - LOSS PROVISIONS

Loss provisions were provided as follows in the fiscal year ended February 28, 1997:

STORE CLOSURES

On February 11, 1997 the Company adopted a plan to close eight underperforming Company-owned stores. The anticipated closure date of these stores varies between May 1997 and February 1998. The Company made a loss provision in February, 1997 for closure of these stores in the total amount of $1,302,000 including $138,000 for estimated operating losses to date of closure, $473,000 for estimated cost of settlement of leases, and $691,000 for writedown of store assets to their estimated recoverable values. A loss provision of $56,000 was made in February, 1997 for estimated cost of settlement of leases relating to the Company's liability as primary lessee on sublet franchise outlets (also see Note E).

LONG-LIVED ASSET IMPAIRMENTS

An impairment loss for retail operations was recognized in the amount of $597,000 for six underperforming Company-owned stores to remain open. Current and historical operating and cash flow losses indicate that recorded asset values for these stores are not fully recoverable. Assets with net book value of $885,000 were reduced to their estimated fair value based on prices of similar assets or estimated present value of future net cash flows expected to be generated from the stores.

ASSET OBSOLESCENCE AND DISPOSITIONS

A loss provision was made in the amount of $331,000 for estimated loss on future disposition of certain obsolete factory assets and to reduce to net realizable value certain surplus fixtures and equipment utilized in Company-owned stores.

LITIGATION SETTLEMENTS

In fiscal 1997 the Company settled in the amount of $154,000, litigation brought against it for premature lease termination resulting from closure in fiscal 1996 of one Company-owned store and of one franchised store where the Company was the primary lessee on the franchisee- sublet location.

                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:

  NAME                                 AGE                  POSITION
  ----                                 ---                  --------
  Franklin E. Crail..............       55   Chairman of the Board, President,
                                             Treasurer and Director
  Edward L. Dudley...............       33   Vice President - Product Sales
                                             Development
  Clifton W. Folsom..............       43   Vice President - Franchise Support
  Gary S. Hauer..................       52   Vice President - Manufacturing and
                                             Director
  Jay B. Haws....................       46   Vice President - Marketing
  Lawrence C. Rezentes...........       49   Vice President - Finance
  Virginia M. Perez..............       59   Corporate Secretary
  Gerald A. Kien.................       66   Director
  Lee N. Mortenson...............       61   Director
  Everett A. Sisson..............       76   Director
  Fred M. Trainor................       58   Director

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

     EDWARD L. DUDLEY. Mr. Dudley joined the Company in January 1997 to spearhead the Company's newly-formed Product Sales Development function as Vice President - Product Sales Development, with the goal of increasing Company factory and retail sales. Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services, during his 10 year career with Baxter Healthcare Corporation. Mr. Dudley holds B.S. degrees in Finance and Accounting from the University of Colorado.

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

     GARY S. HAUER. Mr. Hauer joined the Company in May 1996 as Vice President of Manufacturing and has served as a Director of the Company since June 1996. Mr. Hauer has served in a number of manufacturing management capacities over a 28 year career in the chocolate confectionery and food industries, including 18 years with See's Candies, the last 10 years of which he served as plant manager. Mr. Hauer possesses a B.S. in business administration from San Jose State University.

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

     LAWRENCE C. REZENTES. Mr. Rezentes joined the Company in July 1990 as Vice President of Finance. From 1989 to April 1990, he served as Vice President of Finance for Fanamation, Inc., a designer and manufacturer of robotic inspection systems. From 1985 through 1988, he was a principal in Venture Consulting Resource, a financial and business planning consulting organization to technology-based businesses and to the venture capital community. From 1980 through 1984, Mr. Rezentes was co-founder and Vice President of Finance of Infomed Corporation, a venture capital financed pioneer in the field of computer and telecommunications-based medical diagnosis. Mr. Rezentes holds a B.S. in accounting from Fairleigh Dickinson University and an M.B.A. in finance from the University of Chicago Graduate School of Business. He is a certified public accountant.

     VIRGINIA M. PEREZ. Ms. Perez joined the Company in June 1996 and has served as the Company's corporate secretary since February, 1997. From 1992 until joining the Company, she was employed by Huettig & Schromm, Inc., a property management and development firm in Palo Alto, California as executive assistant to the president and owner. Huettig & Schromm developed, owned and managed over 1,000,000 square feet of office space in business parks and office buildings on the San Francisco peninsula. Ms. Perez is a paralegal and has held various administrative positions during her career including executive assistant to the Chairman and owner of Sunset Magazine & Books, Inc.

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

     LEE N. MORTENSON. Mr. Mortenson has served on the Board of Directors of the Company since 1987. Since December 1993, Mr. Mortenson has been President and a Director of Coronet Insurance Company. Mr. Mortenson has served, since May 1988, as President and a Director and, since December 1990, as Chief Operating Officer of Sunstates Corporation (formerly known as Acton Corporation). He also served as Chief Executive Officer of Sunstates Corporation, the parent corporation of Coronet, from May 1988 to December 1990. Sunstates Corporation is engaged in non-standard automative casualty insurance, manufacturing and real estate development. Since 1984, Mr. Mortenson has served as President, Chief Operating Officer and a Director of Telco Capital Corporation, a diversified financial services and manufacturing company and an indirect parent of Coronet. Mr. Mortenson also served as a Director of Hickory Furniture Company from 1980 to 1993 and of Sun Electric Corporation, a manufacturer of automotive test equipment, from 1988 to 1992 and has served as a Director of Alba-Waldensian, Inc., since 1984, of NRG Inc., a leasing company, since 1987, and of Wellco Enterprises, Inc., a boot manufacturer, since 1994.

     On December 10, 1996, the Director of Insurance of the State of Illinois, as Conservator, took possession and control of the assets and properties of Coronet Insurance

Company and certain of its affiliated companies and issued a Cease and Desist Order prohibiting issuance of new or renewal policies of insurance, following the reduction of such companies' statutory surplus to less that the minimum amounts required under insurance regulations. On December 24, 1996, the Director of Insurance, as Conservator, ordered the complete liquidation of Coronet and such affiliates for the benefit of its creditors and policyholders. Mr. Mortenson also serves as director or officer of certain of these affiliates of Coronet.

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

     The Board of Directors has a standing Audit Committee and Compensation Committee, each consisting of Messrs. Mortenson, Trainor, Sisson and Kien. Currently, all directors of the Company are elected annually by the stockholders and hold office until their respective successors are elected and qualified.

SECTION 16(a) COMPLIANCE

     The Company has no knowledge that any director, executive officer or 10% stockholder was required to file a Form 5 for fiscal 1996 and failed to do so, and the Company has received a written representation that a Form 5 was not required from each such person other than Clyde Wm. Engle who, together with certain affiliated companies is a 10% stockholder of the Company. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers and 10% stockholders and copies of the reports filed by them with the Securities and Exchange Commission.

                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual compensation paid for the years indicated to the Company's Chief Executive Officer (the "named officer"). No other executive officer of the Company met the minimum compensation threshold of $100,000 for inclusion in the table.

                             SUMMARY COMPENSATION TABLE

                                                        ANNUAL                   ALL OTHER
                                                     COMPENSATION             COMPENSATION(2)
                                                     ------------             ---------------
    NAME AND PRINCIPAL POSITION             YEAR       SALARY(1)     BONUS
    ---------------------------             ----       ---------     -----
    Franklin E. Crail,                      1997       $150,000        -0-          $2,250
    Chairman of the Board and President     1996       $146,538      $10,000        $1,833
                                            1995       $129,618      $31,050        $2,162

     (1) Includes amounts deferred at the Named Officer's election pursuant to the Company's 401(k) Plan.

     (2) Represents Company contributions on behalf of the Named Officer under the Company's 401(k) Plan.

     Additional columns required by Securities and Exchange Commission rules to be included in the foregoing table, and certain additional tables required by such rules, have been omitted because no compensation required to be disclosed therein was paid or awarded to the Named Officer.

COMPENSATION OF DIRECTORS
     Directors of the Company do not receive any compensation for serving on the Board or on committees. Directors are entitled to receive stock option awards under the Company's 1990 Nonqualified Stock Option Plan for Nonemployee Directors ("the Directors' Plan").

     The Directors' Plan, as amended, provides for automatic grants of nonqualified stock options covering a maximum of 90,000 shares of Common Stock of the Company to Directors of the Company who are not also employees or officers of the Company and who have not made an irrevocable, one-time election to decline to participate in the plan. The Directors' Plan provides that during the term of the plan options will be granted automatically to new nonemployee Directors upon their election. Each such option permits the nonemployee director to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant of the option. Each nonemployee director's option may be exercised in full during the period beginning one year after the grant date of such option and ending ten years after such grant date, unless the option expires sooner due to termination of service or death.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors consists of Lee N. Mortenson, Fred M. Trainor, Gerald A. Kien, and Everett A. Sisson. None of the foregoing persons is or has been an officer of the Company.

     In 1987, the Company granted to Coronet Insurance Company the right to require the Company, at the Company's expense, to register for public sale the shares of Common Stock of the Company acquired by Coronet pursuant to the conversion of the Company's 7% Convertible Secured Notes, all of which have previously been converted by Coronet. Such registration rights, which apply to 724,562 of the shares of Common Stock currently held by Coronet, are exercisable by Coronet at any time. However, Coronet may not exercise the registration rights more than once in any consecutive 12-month period nor more than three times in the aggregate, unless Coronet agrees to pay all the Company's costs and expenses in connection therewith. Coronet has exercised such registration rights one time, in connection with the public offering of Common Stock completed in September and October, 1995. The Company also granted "piggyback" rights to Coronet entitling Coronet to participate in registered offerings of Common Stock by the Company in certain circumstances. Coronet's assets are currently under the control of the Director of Insurance of the State of Illinois. See Item 12, below.

     Mr. Mortenson is President and a director of Coronet and a director and officer of certain affiliated corporations of Coronet. Mr. Sisson has been a director of Coronet since 1992 and, during various periods over the past 20 years, has served as a director of certain affiliated corporations of Coronet.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth information, at May 12, 1997, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common

Stock, (ii) the shares of the Company's Common Stock beneficially owned by each Director and nominee (which includes the Named Officer) and (iii) by Directors and executive officers of the Company as a group.

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

     Rocky Mountain Holdings Company ("Holdings") has pledged to LaSalle National Bank of Chicago, Illinois, 799,357 of the shares of Common Stock indicated in the table below as being beneficially owned by Clyde Wm. Engle, representing 27.5% of the total outstanding shares as of May 12, 1997, to secure certain indebtedness to such bank. Holdings, a subsidiary of Coronet Insurance Company ("Coronet"), is the direct owner of the pledge shares. See footnote (2) to the table below. Holdings has retained voting rights with respect to the pledged shares. An event resulting in foreclosure on the indebtedness could result in a change in control of the Company at a subsequent date.

     The Director of Insurance of the State of Illinois, as Conservator, took possession and control of the assets and properties of Coronet and certain of its affiliates, including Casualty Insurance Company of Florida and Crown Casualty Company, on December 10, 1996, and, on December 24, 1996, ordered the complete liquidation of Coronet and such affiliates for the benefit of their creditors and policyholders. It is the Company's understanding that the details of such liquidation, and of any related dispositions of the 868,757 shares of the Company's Common Stock held by Coronet's subsidiaries, as described in footnote (2) to the table below, have not been finalized. Any such dispositions could result in a change in control of the Company at a subsequent date. Such shares represent 29.8% of the total outstanding shares of Common Stock as of May 12, 1997. The Director of Insurance has advised the Company that sales of the shares on the market, if any, would be made in an orderly fashion over a period of time to minimize any impact on the market for the Company's stock.

Common Stock
------------
                                    Amount and
Name of                             Nature of               Percent
Beneficial                          Beneficial                 of
Owner (1)                           Ownership                class
----------                          ----------              -------

Clyde Wm. Engle et al.               893,757   (2)            30.7%
Franklin E. Crail                    293,099                  10.1%
Gary S. Hauer                         35,991   (3)             1.2%
Everett A. Sisson                     10,000   (4)              .3%
Gerald A. Kien                        10,000   (4)              .3%
Lee N. Mortenson                      12,500   (4)              .4%
Fred M. Trainor                       20,000   (4)              .7%
All executive officers
  and directors as a
  group (10 persons)                 537,522   (5)            18.5%

---------------------

(1) Mr. Engle's address is 3500 West Peterson Avenue, Chicago, Illinois 60659. Mr. Crail's address is the same as the Company's address

(2) 868,757 of the shares indicated as being beneficially owned by Mr. Engle are held of record by the following subsidiaries of Coronet: Holdings (799,357 shares), Casualty Insurance Company of Florida (58,670 shares) and Crown Casualty Company (10,730 shares). Such shares may also be deemed to be beneficially owned by the following affiliates of Coronet: Normandy Insurance Agency, Inc., Sunstates Corporation, Hickory Furniture Company, Telco Capital Corporation and RDIS Corporation. Mr. Engle is the beneficial owner of a majority equity interest in RDIS Corporation, the ultimate parent of the foregoing corporations. This information is based on Forms 4 dated June 6, 1996, filed by Mr. Engle, Coronet and such affiliates and a Form 4 dated March 8, 1997, filed by Mr. Engle with the Securities and Exchange Commission and on information provided to the Company by Coronet. The Form 4 filed by Mr. Engle indicates that he beneficially owns an additional 25,000 shares, of which 15,000 shares are owned by a corporation in which Mr. Engle owns a majority interest, and 10,000 shares are owned beneficially by members of Mr. Engle's immediate family. Mr. Eagle disclaims beneficial ownership of the shares owned by his family members.

(3) Mr. Hauer has the right to acquire these shares within 60 days through the exercise of employee stock options previously granted to him.

(4) Includes 10,000 shares that Messrs. Mortenson, Trainor, Sisson and Kien each has the right to acquire within 60 days through the exercise of options granted pursuant to the Directors Plan.

(5) Includes shares which officers and directors as a group have the right to acquire through the exercise of options granted pursuant to the Company's 1985 Incentive Stock Option Plan, 1995 Stock Option Plan, and the Director's Plan.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11, Executive Compensation, above, is incorporated by reference in this Item 13.

                   ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

  1. FINANCIAL STATEMENTS                                               Page
     --------------------                                               ----
     REPORT OF INDEPENDENT
     CERTIFIED PUBLIC ACCOUNTANTS. . . . . . . . . . . . . . . . . . .   31
     BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . . . .   32
     STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .   34
     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY . . . . . . . . . .   35
     STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . .   37

  2. FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.


 3.  EXHIBITS

 Exhibit                                              Incorporated by
 Number         Description                           Reference to
 ------         -----------                           ---------------

  3.1     Articles of Incorporation of      Exhibit 3.1 to Current Report on
          the Registrant, as amended        Form 8-K of the Registrant filed on
                                            August 1, 1988.

  3.2     By-laws of the Registrant, as     Exhibit 3.2 to the Annual Report on
          amended on June 10, 1987          Form 10-K of the Registrant for the
                                            fiscal year ended February 28, 1987.

  4.1     Specimen Common Stock             Exhibit 4.1 to Current Report on
          Certificate                       Form 8-K of the Registrant filed on
                                            August 1, 1988.

  4.2     Working capital loan              Exhibit 4.8 to the Annual Report on
          agreement dated October 17,       Form 10-K of the Registrant for the
          1991 between the Company and Fiscal year ended February 29, 1992 Burns National Bank of
          Durango (Amended by change in
          terms agreements provided as
          Exhibits 4.12 and 4.16 below)

  4.3     Lease agreement dated July        Exhibit 4.10 to the Annual Report
          19, 1991 between the Company      on Form 10-K of the Registrant for
          and Ford Equipment Leasing        the Fiscal year ended February 29,
          Company                           1992

  4.4     Installment note dated August     Exhibit 4.11 to the Annual Report
          23, 1991 between the Company      on Form 10-K of the Registrant for
          and Textron Financial             the Fiscal year ended February 29,
          Corporation                       1992

 Exhibit                                              Incorporated by
 Number         Description                           Reference to
 ------         -----------                           ---------------

  4.5     Change in terms agreement (to     Exhibit 4.12 to the Annual Report
          working capital loan              on Form 10-KSB of registrant for
          agreement dated October 17,       the fiscal year ended February 28,
          1991 filed as Exhibit 4.8)        1994
          dated October 17, 1994

  4.6     Letters of commitment from        Exhibit 4.13 to the Form 10-K of
          financial institutions            registrant for the fiscal year
          supporting commitment of          ended February 29, 1996
          $3,500,000 in financing

  4.7     Chattel mortgage loan             Exhibit 4.14 to the Form 10-K of
          agreement dated June 2, 1994      registrant for the fiscal year
          in the amount of $750,000         ended February 29, 1996
          between the registrant and
          First National Bank of
          Farmington

  4.8     Real estate mortgage loan         Exhibit 4.15 to the Form 10-K of
          agreement dated June 2, 1994      registrant for the fiscal year
          in the amount of $1,687,500       ended February 29, 1996
          between the registrant and
          First National Bank of
          Farmington

  4.9     Change in terms agreement (to     Exhibit 4.16 to the Form 10-K of
          working capital loan              registrant for the fiscal year
          agreement dated October 17,       ended February 29, 1996
          1991 filed as Exhibit 4.8)
          dated April 12, 1995

  4.10    Chattel mortgage loan             Exhibit 4.17 to the Form 10-K of
          agreement dated April 12,         registrant for the fiscal year
          1995 in the amount of             ended February 29, 1996
          $1,500,000 between the
          registrant and First National
          Bank of Farmington

  4.11    Working Capital availability      Exhibit 4.18 to the Form 10-K of
          loan agreement dated April 5,     registrant for the fiscal year
          1996 in the amount of             ended February 29, 1996
          $2,000,000 between Norwest
          Banks and the Registrant

  4.12    Working Capital availability      Filed Herewith
          loan agreement dated May 22,
          1997 in the amount of
          $2,000,000 between Norwest
          Banks and the Registrant

  10.1    Form of Stock Option              Exhibit 10.3 to the Annual Report
          Agreement for Incentive Stock     on Form 10-K of the Registrant for
          Option Plan of the Registrant*    the fiscal year ended February 28,
                                            1986.

 Exhibit                                              Incorporated by
 Number         Description                           Reference to
 ------         -----------                           ---------------

  10.2    Incentive Stock Option Plan       Exhibit 10.2 to the Annual Report
          of the Registrant as amended      on Form 10-K of the Registrant for
          July 27, 1990 *                   the fiscal year ended February 28,
                                            1991

  10.4    Current form of franchise         Filed herewith.
          agreement used by the
          Registrant

  10.5    Form of Real Estate Lease         Exhibit 10.7 to Registration
          between the Registrant as         Statement on Form S-18
          Lessee and franchisee as          (Registration No. 33-2016-D).
          Sublessee

  10.7    Form of Nonqualified Stock        Exhibit 10.8 to the Annual Report
          Option Agreement for              on Form 10-K of the Registrant for
          Nonemployee Directors for the     the fiscal year ended February 28,
          Registrant *                      1991.

  10.8    Nonqualified Stock Option         Exhibit 10.9 to the Annual Report
          Plan for Nonemployee              on Form 10-K of the Registrant for
          Directors dated March 20,         the fiscal year ended February 28,
          1990 *                            1991

  10.9    1995 Stock Option Plan of the     Exhibit 10.9 to Registration
          Registrant*                       Statement on Form S-1 (Registration
                                            No. 33-62149) filed August 25, 1995

  10.10   Forms of Incentive Stock          Exhibit 10.10 to Registration
          Option Agreement for 1995         Statement on Form S-1 (Registration
          Stock Option Plan*                No. 33-62149) filed on August 25,
                                            1995

  10.11   Forms of Nonqualified Stock       Exhibit 10.11 to Registration
          Option Agreement for 1995         Statement on Form S-1 (Registration
          Stock Option Plan*                No. 33-62149) filed on August 25,
                                            1995

  11.1    Statement re-computation of       Filed herewith.
          per share earnings

  23.1    Consent of independent public     Filed herewith
          accountants

  27.1    Financial Data Schedule           Filed herewith


*  Management contract or compensatory plan

  (b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 1997.


  Exhibit                                                 Incorporated by                Sequentially
  Number                Description                        Reference to                  Numbered Page
  -------               -----------                       ---------------                -------------

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

   4.1         Specimen Common Stock            Exhibit 4.1 to Current Report on
               Certificate                      Form 8-K of the Registrant filed
                                                on August 1, 1988.

   4.2         Working capital loan             Exhibit 4.8 to the Annual Report
               agreement dated October 17,      on Form 10-K of the Registrant
               1991 between the Company and     for the Fiscal year ended
               Burns National Bank of           February 29, 1992
               Durango (Amended by change
               in terms agreements provided
               as Exhibits 4.12 and 4.16
               below)

   4.3         Lease agreement dated July       Exhibit 4.10 to the Annual Report
               19, 1991 between the Company     on Form 10-K of the Registrant
               and Ford Equipment Leasing       for the Fiscal year ended
               Company                          February 29, 1992

   4.4         Installment note dated           Exhibit 4.11 to the Annual Report
               August 23, 1991 between the      on Form 10-K of the Registrant
               Company and Textron              for the Fiscal year ended
               Financial Corporation            February 29, 1992

   4.5         Change in terms agreement        Exhibit 4.12 to the Annual Report
               (to working capital loan         on Form 10-KSB of registrant for
               agreement dated October 17,      the fiscal year ended February
               1991 filed as Exhibit 4.8)       28, 1994
               dated October 17, 1994

   4.6         Letters of commitment from       Exhibit 4.13 to the Form 10-K of
               financial institutions           registrant for the fiscal year
               supporting commitment of         ended February 29, 1996
               $3,500,000 in financing

   4.7         Chattel mortgage loan            Exhibit 4.14 to the Form 10-K of
               agreement dated June 2, 1994     registrant for the fiscal year
               in the amount of $750,000        ended February 29, 1996
               between the registrant and
               First National Bank of
               Farmington



  Exhibit                                                 Incorporated by                Sequentially
  Number                Description                        Reference to                  Numbered Page
  -------               -----------                       ---------------                -------------

   4.8         Real estate mortgage loan        Exhibit 4.15 to the Form 10-K of
               agreement dated June 2, 1994     registrant for the fiscal year
               in the amount of $1,687,500      ended February 29, 1996
               between the registrant and
               First National Bank of
               Farmington

   4.9         Change in terms agreement        Exhibit 4.16 to the Form 10-K of
               (to working capital loan         registrant for the fiscal year
               agreement dated October 17,      ended February 29, 1996
               1991 filed as Exhibit 4.8)
               dated April 12, 1995

   4.10        Chattel mortgage loan            Exhibit 4.17 to the Form 10-K of
               agreement dated April 12,        registrant for the fiscal year
               1995 in the amount of            ended February 29, 1996
               $1,500,000 between the
               registrant and First
               National Bank of Farmington

   4.11        Working Capital availability     Exhibit 4.18 to the Form 10-K of
               loan agreement dated April       registrant for the fiscal year
               5, 1996 in the amount of         ended February 29, 1996
               $2,000,000 between Norwest
               Banks and the Registrant

   4.12        Working Capital availability     Filed Herewith
               loan agreement dated May 22,
               1997 in the amount of
               $2,000,000 between Norwest
               Banks and the Registrant

   10.1        Form of Stock Option             Exhibit 10.3 to the Annual Report
               Agreement for Incentive          on Form 10-K of the Registrant
               Stock Option Plan of the         for the fiscal year ended
               Registrant *                     February 28, 1986.

   10.2        Incentive Stock Option Plan      Exhibit 10.2 to the Annual Report
               of the Registrant as amended     on Form 10-K of the Registrant
               July 27, 1990 *                  for the fiscal year ended
                                                       February 28, 1991

   10.4        Current form of franchise        Filed herewith.
               agreement used by the
               Registrant



  Exhibit                                                 Incorporated by                Sequentially
  Number                Description                        Reference to                  Numbered Page
  -------               -----------                       ---------------                -------------

   10.5        Form of Real Estate Lease        Exhibit 10.7 to Registration
               between the Registrant as        Statement on Form S-18
               Lessee and franchisee as         (Registration No. 33-2016-D).
               Sublessee

   10.7        Form of Nonqualified Stock       Exhibit 10.8 to the Annual Report
               Option Agreement for             on Form 10-K of the Registrant
               Nonemployee Directors for        for the fiscal year ended
               the Registrant *                 February 28, 1991.

   10.8        Nonqualified Stock Option        Exhibit 10.9 to the Annual Report
               Plan for Nonemployee             on Form 10-K of the Registrant
               Directors dated March 20,        for the fiscal year ended
               1990 *                           February 28, 1991

   10.9        1995 Stock Option Plan of        Exhibit 10.9 to Registration
               the Registrant*                  Statement on Form S-1
                                                (Registration No. 33-62149) filed
                                                August 25, 1995

   10.10         Forms of Incentive Stock       Exhibit 10.10 to Registration
                 Option Agreement for 1995      Statement on Form S-1
                 Stock Option Plan*             (Registration No. 33-62149) filed
                                                on August 25, 1995

   10.11         Forms of Nonqualified Stock    Exhibit 10.11 to Registration
                 Option Agreement for 1995      Statement on Form S-1
                 Stock Option Plan*             (Registration No. 33-62149) filed
                                                on August 25, 1995

   11.1          Statement re-computation of    Filed herewith.
                 per share earnings

   23.1          Consent of independent         Filed herewith
                 public accountants

   27.1          Financial Data Schedule        Filed herewith

*  Management contract or compensatory plan

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth
quarter of the year      ended February 28, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCKY MOUNTAIN CHOCOLATE
                                          FACTORY, INC.

                                         By /S/ FRANKLIN E. CRAIL
                                           ----------------------------
                                            FRANKLIN E. CRAIL
                                            President

Date:  May 26, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 26, 1997                       /S/ FRANKLIN E. CRAIL
                                          -----------------------------
                                          FRANKLIN E. CRAIL
                                          Chairman of the Board of
                                          Directors, President,
                                          Treasurer and Director
                                          (principal executive officer)

Date:  May 26, 1997                       /S/ LAWRENCE C. REZENTES
                                          -----------------------------
                                          LAWRENCE C. REZENTES
                                          Vice President - Finance
                                          (principal financial and
                                          accounting officer)

Date:  May 26, 1997                       /S/ GARY S. HAUER
                                          -----------------------------
                                          GARY S. HAUER
                                          Vice President - Manufacturing,
                                          Director

Date:  May 26, 1997                       /S/ GERALD A KIEN
                                          -----------------------------
                                          GERALD A. KIEN, Director

Date:  May 26, 1997                       /S/ LEE N. MORTENSON
                                          -----------------------------
                                          LEE N. MORTENSON, Director

Date:  May 26, 1997                       /S/ EVERETT A. SISSON
                                          -----------------------------
                                          EVERETT A. SISSON, Director

Date:  May 26, 1997                       /S/ FRED M. TRAINOR
                                          -----------------------------
                                          FRED M. TRAINOR, Director