Form 10-K405/A
period 1997-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1997-07-15
CIK 785815

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-K/A
                                   Amendment No. 1
(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1997

                                          OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                            COMMISSION FILE NUMBER 0-14749

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

COLORADO                                                              84-0910696
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


265 TURNER DRIVE, DURANGO, COLORADO                                        81301
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                    (970) 259-0554
                                    --------------
                           (Registrant's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At May 12, 1997, there were 2,912,299 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and asked prices as quoted on the NASDAQ National Market System on May 12,
1997) held by non-affiliates was $5,333,231.

Documents incorporated by reference:  None

                      No exhibits are filed with this Amendment.

    The following items of Rocky Mountain Chocolate Factory, Inc.'s Annual Report on Form 10-K for the fiscal year ended February 28, 1997 are hereby amended. Each such item is set forth herein in its entirety, as amended. No exhibits are filed with this Amendment.



                                                                            Page
                                                                            ----
                                       PART III

Item 10.  Directors and Executive Officers of the Registrant...................2

Item 11.  Executive Compensation...............................................5

Item 12.  Security Ownership of Certain Beneficial Owners and Management.......7

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers and Directors of the Company are as follows:

    Name                                    Age            Position
    ----                                    ---            --------

    Franklin E. Crail . . . . . . . . .     55   Chairman of the Board,
                                                 President, Treasurer and
                                                 Director
    Gary S. Hauer . . . . . . . . . . .     52   Vice President - Manufacturing
                                                 and Director
    Clifton W. Folsom . . . . . . . . .     43   Vice President - Franchise
                                                 Support
    Jay B. Haws . . . . . . . . . . . .     46   Vice President - Marketing
    Lawrence C. Rezentes. . . . . . . .     49   Vice President - Finance
    Virginia M. Perez . . . . . . . . .     59   Corporate Secretary
    Lee N. Mortenson. . . . . . . . . .     61   Director
    Fred M. Trainor . . . . . . . . . .     58   Director
    Gerald A. Kien. . . . . . . . . . .     66   Director
    Everett A. Sisson . . . . . . . . .     76   Director

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

    GARY S. HAUER. Mr. Hauer joined the Company in May 1996 as Vice President of Manufacturing and has served as a Director of the Company since June 1996. Mr. Hauer has served in a number of manufacturing management capacities over a 28 year career in the chocolate candy and confectionery industries, including 18 years with See's Candies, the last 10 years of which he served as plant manager. Mr. Hauer possesses a B.S. in business administration from San Jose State University.

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

    LEE N. MORTENSON. Mr. Mortenson has served on the Board of Directors of the Company since 1987. Mr. Mortenson has served as President, Chief Operating Officer and a Director of Telco Capital Corporation of Chicago, Illinois since January 1984. Telco Capital Corporation is principally engaged in the manufacturing and real estate businesses. He was President, Chief Executive Officer and a Director of Sunstates Corporation (formerly Acton Corporation) from May 1988 to December 1990 and he has been President, Chief Operating Officer and a Director of Sunstates Corporation since December 1990. Sunstates Corporation is a publicly traded company primarily engaged in real estate development and manufacturing. Mr. Mortenson has been a Director of Alba-Waldensian, Inc., which is principally engaged in the manufacturing of apparel and medical products, since 1984 and has served as its President and Chief Executive Officer since February 1997. Mr. Mortenson has also served as a Director of NRG Inc., a leasing company, since 1987. On December 24, 1996, an Agreed Order of Liquidation with a finding of insolvency was entered under the Illinois Insurance Code against the principal subsidiary of Sunstates Corporation, Coronet Insurance Company ("Coronet"), and Coronet's subsidiaries, National Assurance Indemnity Company ("National Assurance") and Crown Casualty Company ("Crown"), pursuant to which, among other things, all of the assets of Coronet, National Assurance and Crown were transferred to the Office of the Special Deputy for the purposes of winding up the affairs of such companies. On February 27, 1997, a consent order appointing the Florida Department of Insurance as Receiver for purposes of liquidation was entered under the Florida Insurance Code against Casualty Insurance Company of Florida ("Casualty"), a subsidiary of Coronet. Mr. Mortenson, prior to March 14, 1997, was a Director and President of each of Coronet, National Assurance, Crown and Casualty. On January 24, 1997, Hickory White Company, a furniture manufacturing subsidiary of Sunstates Corporation, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code. All of the assets of Hickory White Company were sold to an unrelated party on March 11, 1997. Mr. Mortenson is Vice President and a Director of Hickory White Company.

    EVERETT A. SISSON. Mr. Sisson was first elected as a Director of the Company in August 1995. Mr. Sisson is President of The American Growth Group, which is engaged in land development, investment, management services and management consulting, a position he has held since he formed the firm in 1966. Mr. Sisson served as a Director of the Century Companies of America, a company providing life insurance and related financial products, from 1962 until 1991, and Chairman of the Board from 1977 until 1983. Mr. Sisson was a Director of Coronet from 1992 through February 1997. During various periods over the past 20 years, Mr. Sisson served as a Director and member of several Board committees of Libco Corporation, Wisconsin Real Estate Investment Trust, Hickory Furniture Company, Telco Capital Corporation, Greater Heritage Corporation, Indiana Financial Investors Inc., Sunstates Corporation and Acton Corporation.

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

SECTION 16(a) COMPLIANCE

    The Company has no knowledge that any Director, executive officer or 10% stockholder was required to file a Form 5 for fiscal 1997 and failed to do so, and the Company has received a written representation that a Form 5 was not required from each such person other than Clyde Wm. Engle who, together with certain affiliated companies, is a 10% stockholder of the Company. In making these disclosures, the Company has relied solely on written representations of its Directors, executive officers and 10% stockholders and copies of the reports filed by them with the Securities and Exchange Commission.

                           ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to annual compensation paid for the years indicated to the Company's Chief Executive Officer (the "Named Officer"). No other executive officer of the Company met the minimum compensation threshold of $100,000 for inclusion in the table.

                              SUMMARY COMPENSATION TABLE

                                                 ANNUAL                ALL OTHER
                                             COMPENSATION            COMPENSATION(2)
                                             ------------            ----------------
    NAME AND PRINCIPAL POSITION        YEAR    SALARY(1)    BONUS
    ---------------------------        ----    ---------   -------
Franklin E. Crail,                     1997    $150,000        -0-      $2,250
 Chairman of the Board and President   1996    $146,538    $10,000      $1,833
                                       1995    $129,618    $31,050      $2,162

---------------------
    (1) Includes amounts deferred at the Named Officer's election pursuant to the Company's 401(k) Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company's Board of Directors consists of Lee N. Mortenson, Fred M. Trainor, Gerald A. Kien and Everett A. Sisson. None of the foregoing persons is or has been an officer of the Company.

    In 1987, the Company granted to Coronet the right to require the Company, at the Company's expense, to register for public sale the shares of Common Stock of the Company (the "Registrable Shares") acquired by Coronet pursuant to the conversion of the Company's 7% Convertible Secured Notes, all of which have previously been converted by Coronet. Such registration rights are exercisable at any time, but may not be exercised more than once in any consecutive 12-month period nor more than three times in the aggregate, unless the person exercising the rights agrees to pay all the Company's costs and expenses in connection therewith. Such registration rights have been exercised one time, in connection with the public offering of Common Stock completed in September and October, 1995. The Company also granted to Coronet "piggyback" rights to participate in registered offerings of Common Stock by the Company in certain circumstances. 724,562 of the Registrable Shares, all of which are held of record by Rocky Mountain Holdings Company (a former subsidiary of Coronet), remain outstanding.

    Mr. Mortenson is President and a Director of Coronet and a Director and executive officer of certain affiliated corporations of Coronet. Mr. Sisson has been a Director of Coronet since 1992 and, during various periods over the past 20 years, has served as a Director of certain affiliated corporations of Coronet.

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

    Rocky Mountain Holdings Company ("Holdings") has pledged to LaSalle
National Bank of Chicago, Illinois, 799,357 of the shares of Common Stock indicated in the table below as being beneficially owned by Clyde Wm. Engle, representing 27.5% of the total outstanding shares as of May 12, 1997, to secure certain indebtedness to such bank. Holdings is the direct owner of the pledged shares. See footnote (2) to the table below. Holdings retained voting rights with respect to the pledged shares. Holdings has advised the Company that it is currently in default on such indebtedness to LaSalle National Bank. Any foreclosure on the indebtedness could result in a change in control of the Company, and any significant sales of Common Stock in the open market in connection therewith could adversely affect the market price of the Common Stock.

    The Director of Insurance of the State of Illinois, as Conservator, took possession and control of the assets and properties of Coronet and Crown on December 10, 1996 and, on December 24, 1996, an Agreed Order of Liquidation was entered ordering the complete liquidation of such companies for the benefit of their creditors, policyholders and shareholders. On February 27, 1997, the Florida Department of Insurance was appointed Receiver for purposes of liquidating Casualty for the benefit of its creditors, policyholders and shareholders. See Item 10, "Directors and Executive Officers of the Registrant," above. Casualty and Crown are the record owners of 58,760 shares and 10,730 shares, respectively, of the Company's Common Stock. Prior to November 6, 1996, Coronet owned 100% of the stock of Holdings. On November 6, 1996, Wellco Holdings Company ("Wellco") and Wellco's 90% owner, Sew Simple Systems, Inc. ("Sew Simple"), acquired approximately 90% of Holding's outstanding stock. Coronet (which owns 10% of Wellco), now owns, directly and indirectly, approximately 13% of Holding's outstanding stock. The ultimate parent company of all the corporations referred to in this paragraph is RDIS Corporation, a majority of the stock of which is owned by Clyde Wm. Engle. See footnote (2) to the table below.

    It is the Company's understanding that the details of the liquidations of Coronet, Crown and Casualty, and of any dispositions of the shares of the Company's Common Stock that may be made in connection therewith, have not been finalized.

COMMON STOCK
------------
                             Amount and
Name of                      Nature of                Percent
Beneficial                   Beneficial               of
Owner (1)                    Ownership                Class
---------                    ---------                -----
Clyde Wm. Engle et al.       824,357        (2)       28.3%
Franklin E. Crail            293,099                  10.1%
Gary S. Hauer                 35,991        (3)        1.2%
Everett A. Sisson             10,000        (4)         .3%
Gerald A. Kien                10,000        (4)         .3%
Lee N. Mortenson              12,500        (4)         .4%
Fred M. Trainor               20,000        (4)         .7%
All executive officers
  and Directors as a
  group (10 persons)         537,522        (5)       18.5%

(1) Mr. Engle's address is 4433 West Touhy Avenue, Lincolnwood, Ilinois 60646. Mr. Crail's address is the same as the Company's address.

(2) Of the shares indicated as being beneficially owned by Mr. Engle, 799,357 are held of record by Holdings and pledged to LaSalle National Bank. The shares held of record by Holdings may also be deemed to be beneficially owned by the following affiliates of Mr. Engle: Wellco, Sew Simple, Normandy Insurance Agency, Inc., Sunstates Corporation, Indiana Financial Investors, Inc., Hickory Furniture Company, Telco Capital Corporation and RDIS Corporation. Mr. Engle is the beneficial owner of a majority equity interest in RDIS Corporation, the ultimate parent of all the foregoing corporations. This information is based on a Schedule 13D filed on July 7, 1997 (the "Schedule 13D") by Mr. Engle and such affiliates with the Securities and Exchange Commission and on information provided to the Company by Mr. Engle and Holdings. The Schedule 13D and a Form 4 filed by Mr. Engle on March 10, 1997 indicate that Mr. Engle beneficially owns an additional 25,000 shares, of which 15,000 shares are owned by GSC Enterprises, Inc., a corporation in which Mr. Engle owns a majority interest, and 10,000 shares are owned beneficially by members of Mr. Engle's immediate family. Mr. Engle disclaims beneficial ownership of the shares owned by his family members.

    The number of shares indicated as being beneficially owned by Mr. Engle does not include 58,670 shares held of record by Casualty and 10,730 shares held of record by Crown, as described in this Item 12 above. The Schedule 13D and information received by the Company from Mr. Engle and Holdings indicate that, due to the pending liquidations of Coronet, Casualty and Crown, Mr. Engle and his affiliated companies consider their beneficial interest in such shares to be remote and have therefore ceased reporting beneficial ownership thereof.

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

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date: July 15, 1997                    By: /s/ FRANKLIN E. CRAIL
                                           ------------------------------------
                                           Franklin E. Crail, President