Form 10-Q
period 1997-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1997-07-15
CIK 785815

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)

  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______  to ______

                            Commission file number 0-14749


                        Rocky Mountain Chocolate Factory, Inc.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

Colorado                                                      84-0910696
---------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                          Identification No.)

265 Turner Drive, Durango, CO                                    81301
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                    (303) 259-0554
                                    --------------
                   (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .
   -----    -----

At July 3, 1996 there were 2,912,299 shares of common stock outstanding.

                 This document contains 18 pages including exhibits.
                       The exhibit index is located on page 16.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                     FORM 10-Q FOR THE QUARTER ENDED May 31, 1997

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

PART II.  OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K....................... 16

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE NO.
                                                                    --------
Financial Statements

Balance Sheets - May 31, 1997(unaudited)
  and February 28, 1997...............................................  4

Statements of Income - Three-month
  periods ended May 31, 1997 (unaudited)
  and May 31, 1996 (unaudited)........................................  6

Statements of Cash Flows
  Three-month periods ended
  May 31, 1997 (unaudited)
  and May 31, 1996 (unaudited)........................................  7

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    BALANCE SHEETS


                                             MAY 31,       FEBRUARY 28,
                                              1997             1997
                                           -----------     ------------
                ASSETS                     (UNAUDITED)

CURRENT ASSETS
    Cash and cash equivalents              $ 1,623,693     $   792,606
    Accounts and notes receivable -
    trade, less allowance for doubtful
    accounts of $215,249 at May 31 and
    $202,029 at February 28                  1,812,786       1,729,971
    Inventories                              2,441,428       2,311,321
    Deferred tax asset                         722,595         722,595
    Other                                      252,591         181,133
                                           -----------     -----------
      Total current assets                   6,853,093       5,737,626

    PROPERTY AND EQUIPMENT - AT COST
    Land                                       122,558         122,558
    Building                                 3,644,357       3,644,357
    Leasehold improvements                   2,189,563       2,213,116
    Machinery and equipment                  6,424,195       6,446,612
    Furniture and fixtures                   2,521,795       2,667,420
    Transportation equipment                   255,011         246,499
                                           -----------     -----------
                                            15,157,479      15,340,562
    Less accumulated depreciation
      and amortization                      (3,917,574)     (3,565,194)
                                           -----------     -----------
                                            11,239,905      11,775,368
    OTHER ASSETS
    Notes and accounts receivable due
      after one year                            54,657          82,774
    Goodwill, net of accumulated
      amortization of $283,245 at
      May 31 and $277,344 at February 28       306,755         312,656
    Deferred income taxes                       43,044          43,044
    Other                                      651,978         638,637
                                           -----------     -----------
                                             1,056,434       1,077,111
                                           -----------     -----------
                                           $19,149,432     $18,590,105
                                           -----------     -----------
                                           -----------     -----------

      The accompanying notes are an integral part of these statements.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                             MAY 31,       FEBRUARY 28,
                                              1997             1997
                                           -----------     ------------
         LIABILITIES AND EQUITY            (UNAUDITED)

CURRENT LIABILITIES
    Current maturities of long-term debt   $   991,100     $   847,881
    Accounts payable - trade                   735,271         799,671
    Accrued compensation                       623,850         465,338
    Accrued liabilities                        752,018         867,961
    Income taxes payable                        43,714               -
    Deferred Income                                  -          93,000
                                           -----------     -----------
      Total current liabilities              3,145,953       3,073,851

LONG-TERM DEBT, less current maturities      6,136,416       5,737,312

COMMITMENTS AND CONTINGENCIES                        -               -

STOCKHOLDERS' EQUITY
    Common stock - authorized 7,250,000
     shares, $.03 par value; issued
     3,041,302 shares at May 31 and
     at February 28                             91,239          91,239
    Additional paid-in capital               9,730,872       9,730,872
    Retained earnings                        1,060,686         972,565
                                           -----------     -----------
                                            10,882,797      10,794,676

    Less common stock held in treasury,
     at cost - 129,003 shares at May 31
     and at February 28                      1,015,734       1,015,734
                                           -----------     -----------
                                             9,867,063       9,778,942
                                           -----------     -----------
                                           $19,149,432     $18,590,105
                                           -----------     -----------
                                           -----------     -----------



    The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                STATEMENTS OF INCOME
                                    (unaudited)

                                                 THREE-MONTH PERIODS ENDED
                                                ----------------------------
                                                MAY 31, 1997    MAY 31, 1996
                                                ------------    ------------
REVENUES
    Sales of candy                               $5,032,364     $4,259,854
    Franchise and royalty fees                      775,111        703,039
                                                 ----------     ----------
                                                  5,807,475      4,962,893
                                                 ----------     ----------
COSTS AND EXPENSES
    Cost of sales                                 2,437,557      2,103,925
    Franchise costs                                 546,282        485,467
    General and administrative                      424,150        414,058
    Retail operating expenses                     2,103,651      1,621,956
                                                 ----------     ----------
                                                  5,511,640      4,625,406
                                                 ----------     ----------
        Operating income                            295,835        337,487

OTHER INCOME (EXPENSE)
    Interest expense                               (167,658)       (85,214)
    Interest income                                  15,459         10,714
                                                 ----------     ----------
                                                   (152,199)       (74,500)
                                                 ----------     ----------
INCOME BEFORE INCOME TAX EXPENSE                    143,636        262,987

INCOME TAX EXPENSE
    Provision for income taxes                       55,515         99,150
                                                 ----------     ----------

INCOME ALLOCABLE TO COMMON STOCKHOLDERS          $   88,121     $  163,837
                                                 ----------     ----------
                                                 ----------     ----------
INCOME PER COMMON AND EQUIVALENT SHARE           $      .03     $      .06
                                                 ----------     ----------
                                                 ----------     ----------
    Weighted average and equivalent shares        2,923,380      2,946,912
                                                 ----------     ----------
                                                 ----------     ----------



   The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC

                              STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                 THREE-MONTH PERIODS ENDED
                                                ----------------------------
                                                MAY 31, 1997    MAY 31, 1996
                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                    $  88,121      $ 163,837
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                  458,998        282,205
     Gain on sale of assets                         (12,514)             -
     Changes in operating assets and
      liabilities:
       Notes and accounts receivable                (54,698)      (127,299)
       Inventories                                 (130,107)      (243,880)
       Other assets                                 (71,458)      (357,507)
       Accounts payable                             (64,400)       280,935
       Income taxes payable                          43,714        (43,031)
       Accrued liabilities                           42,569        164,087
       Deferred income                              (93,000)             -
                                                 ----------    -----------
       Net cash provided by
        operating activities                        207,225        119,347
                                                 ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                   177,108              -
     Purchase of other assets                         9,374         50,055
     Purchase of property and equipment            (104,943)    (1,081,121)
                                                 ----------    -----------
       Net cash used provided by (used in)
        investing activities                         81,539     (1,031,066)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                    758,270      4,659,466
    Principal payments on
     long-term debt                                (215,947)    (2,355,029)
    Principal payments on line of credit                  -     (1,000,000)
                                                 ----------    -----------
    Net cash provided by financing activities       542,323      1,304,437
                                                 ----------    -----------

NET INCREASE IN CASH                                831,087        392,718
    Cash and cash equivalents
     at beginning of period                         792,606        528,787
                                                 ----------    -----------
    Cash and cash equivalents
     at end of period                            $1,623,693    $   921,505
                                                 ----------    -----------
                                                 ----------    -----------

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
    Interest                                     $  156,027    $    86,798
                                                 ----------    -----------
                                                 ----------    -----------
    Taxes                                        $ (147,298)   $   154,714
                                                 ----------    -----------
                                                 ----------    -----------

    The accompanying notes are an integral part of these statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  May 31, 1997


1. The interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

2. These statements reflect all adjustments which, in the opinion of Management, are necessary for a fair presentation of the information contained therein. Results of operations for interim periods are not necessarily indicative of annual results.

3.  Inventories consist of the following:

                                       MAY 31, 1997        FEBRUARY 28, 1997
                                       ------------        -----------------
    Ingredients and supplies            $1,130,893            $1,168,216
    Finished Candy                       1,310,535             1,143,105
                                        ----------            ----------
                                        $2,441,428            $2,311,321
                                        ----------            ----------
                                        ----------            ----------

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Rocky Mountain Chocolate Factory, Inc. is a manufacturer, franchiser and operator of two retail concepts; Rocky Mountain Chocolate Factory-TM- and Fuzziwig's Candy Factory-TM-. Headquartered in Durango, Colorado, the Company manufactures an extensive line of premium chocolate candies and other confectionery products for sale at its franchised and company-owned Rocky Mountain Chocolate Stores. Fuzziwig's Candy Factory is a new concept store that sells hard conventional and nostalgic/unusual candies (which are not manufactured by the Company, but procured from wholesale candy suppliers) in a themed, self-serve environment featuring animation, movement, music, color and entertainment.

    The Company derives its revenues from four principal sources: (1) factory sales, which consist of candy sales to its franchised store locations; (2) retail sales, which consist of candy sales at retail by its company-owned stores; (3) franchise fees, which consist of fees earned from the sale of franchises; and (4) royalties and marketing fees.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain unaudited financial information and other operating data related to the Company's operations:

               (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)

                        FIRST QUARTER  FIRST QUARTER       $          %
                         FISCAL 1998    FISCAL 1997      CHANGE     CHANGE
                        -------------  -------------     ------     ------
REVENUE COMPONENT
Factory Sales              $1,834.3       $1,728.1       $106.2       6.1%
Retail Sales                3,198.1        2,531.8        666.3      26.3
Franchise Fees                203.5          193.6          9.9       5.1
Royalties/Marketing fees      571.6          509.4         62.2      12.2
                           --------       --------       ------      ----
Total                      $5,807.5       $4,962.9       $844.6      17.0%
                           --------       --------       ------      ----

                                   STORE DATA

                                    ROCKY MOUNTAIN
                                   CHOCOLATE FACTORY       FUZZIWIG'S
                                   -----------------   ------------------
                                   MAY 31,   MAY 31,   MAY 31,    MAY 31,
                                    1997      1996      1997       1996
                                   -------   -------   -------    -------
NUMBER OF STORES
OPEN AT END OF PERIOD:
COMPANY                              40        41        12         4
FRANCHISED                          174       162         1         0
                                    ---       ---        --        --
TOTAL                               214       203        13         4
                                    ---       ---        --        --
                                    ---       ---        --        --

REVENUES

    FACTORY SALES. Factory sales increased $106,000 or 6.1% to $1.8 million in the first quarter of fiscal 1998, compared to $1.7 million in the first quarter of fiscal 1997. This increase resulted from the larger number of franchised stores in existence throughout the quarter, augmented by the impact of a 2.8% price increase effected in April of 1997. Same store pounds purchased from the factory by franchised stores declined 2.8% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 partially offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by franchised stores open for 3 months in each period are compared. This decline in same store pounds purchased resulted from a shift in sales mix at franchised stores toward store made and authorized vendor products and away from factory made products. The Company has effected a program of new product introduction to replace products (such as sugar-free products) currently purchased by its stores from outside vendors as a basis for increasing same store pounds purchased from its factory. It has also effected a rebate program rewarding stores increasing purchases of factory product with a purchase-volume-based rebate.

    RETAIL SALES. Retail sales increased $666,000 or 26.3% to $3.2 million in the first quarter of fiscal 1998, compared to $2.5 million in the first quarter of fiscal 1997. This increase resulted primarily from a larger number of company-owned stores in existence throughout the quarter. Company-owned store retail sales are anticipated to decline somewhat in fiscal 1998 from fiscal 1997 levels as a result of closure and sale of an estimated 8 stores not generating minimum economic returns, coupled with a conscious decision to selectively limit company-owned store additions in fiscal 1998.

    ROYALTIES, MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $62,200 or 12.2% to $571,600 in the first quarter of fiscal 1998, compared to $509,400 in the first quarter of fiscal 1997. This increase resulted from increased royalty income from a larger number of franchised stores operating in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, augmented by the effect of increased same store sales at franchised stores of 3.4%. Franchise fee revenues in the first quarter of fiscal 1998 increased from that earned in the first quarter of fiscal 1997 ($203,500 in comparison with $193,600). Franchise signings were 9 in the first quarter of fiscal 1998 in comparison with 6 in the first quarter of fiscal 1997. The Company is experiencing a constraint in the growth in the number of its Rocky Mountain Chocolate Factory locations posed by a slowdown in the pace of establishment of new factory outlet centers and limited availability of locations in other environments where its concept has proven successful. Such limited availability of locations provides an associated constraint in the growth of franchise fee revenue and limits growth in royalty revenue to that produced by potential increases in same store retail sales. The number of locations available to establish
Fuzziwig's Candy Factory stores is not location limited due to the small number of currently existing Fuzziwig's locations. The Company believes that further growth in its revenues will come primarily from development and execution of sales through the potential opening of new channels of distribution and through its efforts to increase same store factory and retail sales from/at existing locations.

COSTS AND EXPENSES

    COST OF CANDY SALES. Cost of candy sales, which includes costs incurred by the Company to manufacture candy sold to its company-owned and franchised stores, increased 15.9% from $2.1 million in the first quarter of fiscal 1997 to $2.4 million in the first quarter of fiscal 1998. Cost of candy sales as a percentage of revenue decreased to 48.4% in the first quarter of fiscal 1998 from 49.4% in the first quarter of fiscal 1997. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue and from the impact of a 2.8% factory price increase. Factory margins in the first quarter of fiscal 1998 approximated those achieved in the first quarter of fiscal 1997.

    FRANCHISE COSTS. Franchise costs increased 12.5% from $485,500 in the first quarter of fiscal 1997 to $546,300 in the first quarter of fiscal 1998. As a percentage of the total of royalty, marketing fees and franchise fee revenues, franchise costs increased to 70.5% of such fees in the first quarter of fiscal 1998 from 69.1% in the first quarter of fiscal 1997. Expenses of a newly-formed Product Sales Development department devoted to the improvement in total factory sales and in same store pounds sold from the factory is the primary cause of this increase.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 2.4% from $414,100 in the first quarter of fiscal 1997 to $424,200 in the first quarter of fiscal 1998. As a percentage of total revenues, general and administrative expense declined from 8.3% in the first quarter of fiscal 1997 to 7.3% in the first quarter of fiscal 1998, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expense.

    RETAIL OPERATING EXPENSES. Retail operating expenses increased from $1.6 million in the first quarter of fiscal 1997 to $2.1 million in the first quarter of fiscal 1998; an increase of 29.7%. This increase resulted primarily from the effect of the larger number of company-owned stores in existence throughout the first quarter. As a percentage of retail sales revenues, retail operating expenses increased from 64.1% in the first quarter of fiscal 1997 to 65.8% in the first quarter of fiscal 1998 primarily as a result of poor sales performance and associated insufficient sales volume leveraging at company-owned stores scheduled for closure. Eliminating those stores slated for closure, retail operating expenses as a percentage of retail sales were 63.9% for the first quarter of fiscal 1998.

    The Company in fiscal 1998 will close an estimated 8 underperforming Rocky Mountain Chocolate Factory stores (no Fuzziwig's stores are currently slated for closure) and sell to potential franchisees certain other stores with the goal of improving company-owned store program profitability and of reducing the number of company-owned stores to a nucleus of more profitable store locations.

    The Company in fiscal 1998 anticipates opening few company-owned stores and to refocus its efforts to continue to improve the profitability of the smaller number of remaining stores. In particular, the Company is testing a new store design in conjunction with a program of new product introduction with the goal of increasing same store retail sales. It is coupling this effort with a focused continued program of improving store margins and reducing expenses by optimizing product mix, effecting control and motivational policies, practices and programs to reduce theft and through further emphasis on a financial control and bonus program to assure achievement of expense targets.

OTHER EXPENSE

    Other expense of $152,200 incurred in the first quarter of fiscal 1998 increased 104.3% from the $74,500 incurred in the first quarter of fiscal 1997. This increase resulted from increased interest expense caused by borrowings in support of the Company's fiscal 1997 company-owned store expansion.

INCOME TAX EXPENSE

    The Company's effective income tax rate in the first quarter of fiscal 1998 of 38.6% increased from the 37.7% rate in the first quarter of fiscal 1997 as a result of utilization of remaining available state net operating loss carryforwards in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flows in the first quarter of fiscal 1998 increased $87,900 and 73.7% from the $119,300 in the first quarter of fiscal 1997 to $207,200 in the first quarter of fiscal 1998. This increase resulted from operating cash flows generated by increased number of company-owned stores (reflected in increased depreciation and amortization charges shown in the Company's statement of cash flows).

    At May 31, 1997, working capital was $3,707,140 in comparison with $2,663,775 at February 28, 1997, a $1,043,365 increase. This increase resulted from fixed asset financing achieved recovering cash from investments in company-owned store operating assets previously funded from operating cash flows, together with the impact of improved operating cash flows, as discussed above.

    Cash and cash equivalent balances increased from $792,606 at February 28, 1997 to $1,623,693 at May 31, 1997. The Company's current ratio was 1.9/1, at February 28, 1997 in comparison with 2.2/1 at May 31, 1997.

    The Company's long-term debt is comprised primarily of real estate mortgage financing provided by a local banking facility used to finance the Company's factory expansion (unpaid balance as of May 31, 1997 $1,604,900), and Chattel mortgage financing (unpaid balance as of May 31, 1997 $5,522,600) provided by both local and national financing facilities and used to fund the fiscal 1996 and 1997 company-owned store expansion.

    The Company also possessed a $2,000,000 working capital line of credit at May 31, 1997 secured by accounts receivable and inventories which line had a $-0- balance at that date. This line expires July, 1998.

    The Company had expired its fixed asset availability lines of credit at May 31, 1997.

    For the balance of fiscal 1998, the Company anticipates making $850,000 in capital expenditures. Of this sum, approximately $450,000 is anticipated to be used for the opening of new company-owned stores where lease commitments have already been made, (as discussed above, the Company has limited its expansion program in the establishment of company-owned stores), with the balance anticipated to be used for the purchase of additional factory equipment and computer equipment for the Company's administrative functions.

    The Company believes that cash flow from operating activities and available bank line of working capital credit will be sufficient to service debt, fund anticipated capital expenditures and provide necessary working capital at least through the end of fiscal 1998. There can be no guarantee, however, that unforeseen events will not require the Company to secure additional sources of financing. The Company may also seek additional financing from time to time, through borrowings or public or private offerings of equity or debt securities, to fund its future expansion plans.

IMPACT OF INFLATION

    Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company's future lease cost for new company-owned store facility additions may reflect potentially escalating cost of real estate and construction. There is no assurance that the Company will be able to pass on its increased costs to its customers.

    Depreciation expense is based on the historical cost to the Company of its fixed assets, and therefore is less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

SEASONALITY

    The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company's products have occurred during the Christmas holiday and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company's business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or a full fiscal year.

EFFECT OF NEW ACCOUNTING STANDARD

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements of the Company.

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

                           PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

11.1 Statement regarding computation of earnings per common share (filed herewith at page 18).

(b)   REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three months ended May 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date: July 11, 1997                    /s/  Franklin E. Crail
      -------------                    --------------------------------------
                                       Franklin E. Crail
                                       (Chairman of the Board, President and
                                       Treasurer)


Date: July 11, 1997                    /s/  Lawrence C. Rezentes
      -------------                    --------------------------------------
                                       Lawrence C. Rezentes
                                       (Vice President - Finance)