Form 10-K405/A
period 1997-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1997-07-16
CIK 785815

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-K/A
                                   Amendment No. 2
(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

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



                                                                            Page
                                                                            ----
                                       PART III

Item 10.  Directors and Executive Officers of the Registrant...................2

Item 11.  Executive Compensation...............................................5

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers and Directors of the Company are as follows:

    Name                                    Age            Position
    ----                                    ---            --------

    Franklin E. Crail . . . . . . . . .     55   Chairman of the Board,
                                                 President, Treasurer and
                                                 Director
    Edward L. Dudley. . . . . . . . . .     33   Vice President - Product
                                                 Sales Development
    Clifton W. Folsom . . . . . . . . .     43   Vice President - Franchise
                                                 Support
    Gary S. Hauer . . . . . . . . . . .     52   Vice President - Manufacturing
                                                 and Director
    Jay B. Haws . . . . . . . . . . . .     46   Vice President - Marketing
    Lawrence C. Rezentes. . . . . . . .     49   Vice President - Finance
    Virginia M. Perez . . . . . . . . .     59   Corporate Secretary
    Gerald A. Kien. . . . . . . . . . .     66   Director
    Lee N. Mortenson. . . . . . . . . .     61   Director
    Everett A. Sisson . . . . . . . . .     76   Director
    Fred M. Trainor . . . . . . . . . .     58   Director

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

    EDWARD L. DUDLEY. Mr. Dudley joined the Company in January 1997 to spearhead the Company's newly-formed Product Sales Development function as Vice-President - Product Sales Development, with the goal of increasing Company factory and retail sales. Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services, during his 10-year career with Baxter Healthcare Corporation. Mr. Dudley holds B.S. degrees in Finance and Accounting from the University of Colorado.

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

    FRED M. TRAINOR. Mr. Trainor has served as a Director since August 1992. Mr. Trainor is the founder, and since 1984 has served as Chief Executive Officer and President of AVCOR Health Care Products, Inc., Fort Worth, Texas, a manufacturer and marketer of specialty dressings products. Prior to founding AVCOR Health Care Products, Inc., in 1984, Mr. Trainor was a founder, Chief Executive Officer and President of Tecnol, Inc. of Fort Worth, Texas, also a company involved with the health care industry. Before founding Tecnol, Inc., Mr. Trainor was with American Hospital Supply Corporation (AHSC) for 13 years in a number of management capacities.

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

    Mr. Mortenson, prior to March 14, 1997, was President and a Director of Coronet and is a Director and executive officer of certain affiliated corporations of Coronet. Mr. Sisson was a Director of Coronet from 1992 through February 1997 and, during various periods over the past 20 years, has served as a Director of certain affiliated corporations of Coronet.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date: July 16, 1997                    By: /s/ FRANKLIN E. CRAIL
                                           ------------------------------------
                                           Franklin E. Crail, President