Form 10-Q
period 1997-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1997-10-10
CIK 785815

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1997
                                              ----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------

                       Commission file number 0-14749
                                              -------


                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

COLORADO                                                             84-0910696
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization)                              Identification No.)

265 TURNER DRIVE, DURANGO, CO                                             81301
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                               (970) 259-0554
                               --------------
            (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No     .
    ---    ---

At October 6, 1997 there were 2,912,449 shares of common stock outstanding.

               This document contains 23 pages including exhibits.
                    The exhibit index is located on page 19.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                 FORM 10-Q FOR THE QUARTER ENDED August 31, 1997

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

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......... 11

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K....................... 19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page No.
                                                                     --------
Financial Statements

Balance Sheets - August 31, 1997(unaudited)
  and February 28, 1997...............................................  4

Statements of Income - Six-month
  periods ended August 31, 1997 (unaudited)
  and August 31, 1996 (unaudited).....................................  6

Statements of Income - Three-month
  periods ended August 31, 1997 (unaudited)
  and August 31, 1996 (unaudited).....................................  7

Statements of Cash Flows
  Six-month periods ended
  August 31, 1997 (unaudited)
  and August 31, 1996 (unaudited).....................................  8

Statements of Cash Flows
  Three-month periods ended
  August 31, 1997 (unaudited)
  and August 31, 1996 (unaudited).....................................  9

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                 BALANCE SHEETS


                                                      August 31,    February 28,
                                                         1997           1997
                                                     -----------    ------------
                   ASSETS                            (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                       $ 2,322,345    $   792,606
     Accounts and notes receivable -
      trade, less allowance for doubtful
      accounts of $215,249 at August 31 and
      $202,029 at February 28                          1,711,002      1,729,971
     Inventories                                       2,782,310      2,311,321
     Deferred tax asset                                  722,595        722,595
     Other                                               249,262        181,133
                                                     -----------    -----------
          Total current assets                         7,787,514      5,737,626

PROPERTY AND EQUIPMENT - AT COST
     Land                                                122,558        122,558
     Building                                          3,665,581      3,644,357
     Leasehold improvements                            2,110,206      2,213,116
     Machinery and equipment                           6,550,031      6,446,612
     Furniture and fixtures                            2,269,891      2,667,420
     Transportation equipment                            266,953        246,499
                                                     -----------    -----------
                                                      14,985,220     15,340,562
     Less accumulated depreciation
       and amortization                                4,072,176      3,565,194
                                                     -----------    -----------
                                                      10,913,044     11,775,368
OTHER ASSETS
     Notes and accounts receivable due
       after one year                                    399,789         82,774
     Goodwill, net of accumulated
       amortization of $295,271 at
       August 31 and $277,344 at February 28             539,729        312,656
     Deferred income taxes                                43,044         43,044
     Other                                               597,821        638,637
                                                     -----------    -----------
                                                       1,580,383      1,077,111
                                                     -----------    -----------
                                                     $20,280,941    $18,590,105
                                                     -----------    -----------
                                                     -----------    -----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                                     August 31,     February 28,
                                                        1997            1997
                                                    -----------     ------------
            LIABILITIES AND EQUITY                  (Unaudited)


CURRENT LIABILITIES
     Current maturities of long-term debt            1,076,600          847,881
     Accounts payable - trade                        1,048,968          799,671
     Accrued compensation                              570,967          465,338
     Accrued liabilities                               777,569          867,961
     Income taxes payable                              264,282            -
     Deferred income                                       -             93,000
                                                   -----------      -----------
        Total current liabilities                    3,738,386        3,073,851

LONG-TERM DEBT, less current maturities              6,181,086        5,737,312


COMMITMENTS AND CONTINGENCIES                              -              -

STOCKHOLDERS' EQUITY

     Common stock - authorized 7,250,000
        shares, $.03 par value; issued
        3,034,302 shares at August 31 and
        at February 28                                  91,239           91,239
     Additional paid-in capital                      9,731,307        9,730,872
     Retained earnings                               1,554,492          972,565
                                                   -----------      -----------
                                                    11,377,038       10,794,676

     Less common stock held in treasury,
      at cost - 128,853 shares at August 31,
      and 129,003 at February 28                     1,015,569        1,015,734
                                                   -----------      -----------
                                                    10,361,469        9,778,942
                                                   -----------      -----------
                                                   $20,280,941      $18,590,105
                                                   -----------      -----------
                                                   -----------      -----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                              STATEMENTS OF INCOME
                                  (unaudited)
                                                      Six-month periods ended
                                                    --------------------------
                                                             August 31,
                                                        1997           1996
                                                    ------------   -----------
REVENUES
     Sales of candy                                 $ 11,072,021   $ 9,634,395
     Franchise and royalty fees                        1,589,111     1,382,463
                                                    ------------   -----------
                                                      12,661,132    11,016,858
                                                    ------------   -----------
COSTS AND EXPENSES
     Cost of sales                                     5,267,223     4,741,650
     Franchise costs                                   1,102,346       994,482
     General and administrative                          840,416       868,003
     Retail operating expenses                         4,210,661     3,497,583
                                                    ------------   -----------
                                                      11,420,646    10,101,718
                                                    ------------   -----------

          Operating income                             1,240,486       915,140

OTHER INCOME (EXPENSE)
     Interest expense                                   (337,473)     (198,024)
     Interest income                                      45,524        19,111
                                                    ------------   -----------
                                                        (291,949)     (178,913)

INCOME BEFORE INCOME TAX EXPENSE                         948,537       736,227

INCOME TAX EXPENSE
     Provision for income taxes                          366,610       277,560
                                                    ------------   -----------

INCOME ALLOCABLE TO
     COMMON STOCKHOLDERS                              $  581,927   $   458,667
                                                    ------------   -----------
                                                    ------------   -----------

INCOME PER COMMON AND EQUIVALENT SHARE                $      .20   $       .16
                                                    ------------   -----------
                                                    ------------   -----------
     Weighted average and equivalent shares            2,924,701     2,951,286
                                                    ------------   -----------
                                                    ------------   -----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                             STATEMENTS OF INCOME
                                 (unaudited)
                                                   Three-month periods ended
                                                   -------------------------
                                                           August 31,
                                                       1997         1996
                                                   ----------    -----------
REVENUES
     Sales of candy                                 6,039,657    $5,374,541
     Franchise and royalty fees                       814,000       679,424
                                                   ----------    -----------
                                                    6,853,657     6,053,965
                                                   ----------    -----------
COSTS AND EXPENSES
     Cost of sales                                  2,829,666     2,637,725
     Franchise costs                                  556,064       509,015
     General and administrative                       416,266       453,945
     Retail operating expenses                      2,107,010     1,875,627
                                                   ----------    -----------
                                                    5,909,006     5,476,312
                                                   ----------    -----------

          Operating income                            944,651       577,653

OTHER INCOME (EXPENSE)
     Interest expense                                (169,815)     (112,810)
     Interest income                                   30,065         8,397
                                                   ----------    -----------
                                                     (139,750)     (104,413)

INCOME BEFORE INCOME TAX EXPENSE                      804,901       473,240

INCOME TAX EXPENSE
     Provision for income taxes                       311,095       178,410
                                                   ----------    -----------

INCOME ALLOCABLE TO
     COMMON STOCKHOLDERS                           $  493,806    $  294,830
                                                   ----------    -----------
                                                   ----------    -----------

INCOME PER COMMON AND EQUIVALENT SHARE             $      .17    $      .10
                                                   ----------    -----------
                                                   ----------    -----------
     Weighted average and equivalent shares         2,926,416     2,964,283
                                                   ----------    -----------
                                                   ----------    -----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                      Six-month periods ended
                                                    --------------------------
                                                            August 31,
                                                       1997            1996
                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                     $  581,927      $  458,667
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation and amortization                889,023         803,802
          Gain on sale of assets                       (53,164)        (84,610)
          Changes in operating assets and
            liabilities:
             Notes and accounts receivable            (298,046)         95,172
             Inventories                              (470,989)       (581,051)
             Other assets                              (68,129)        (53,981)
             Accounts payable                          249,297         211,873
             Income taxes payable                      264,282          43,684
             Accrued liabilities                        15,237         121,189
             Deferred income                           (93,000)          -
                                                    ----------      ----------
             Net cash provided by
               operating activities                  1,016,438       1,014,745
                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                      596,978         310,690
     Additions to other long-term assets               (94,838)       (168,914)
     Purchase of property and equipment               (661,932)     (2,807,431)
                                                    ----------      ----------
             Net cash provided by(used in)
               investing activities                   (159,792)     (2,665,655)
                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       treasury stock                                      600           -
     Proceeds from long-term debt                    1,132,043       5,612,005
     Principal payments on long-term debt             (459,550)     (2,470,535)
     Principal payments on line of credit               -           (1,000,000)
                                                    ----------      ----------
             Net cash provided by
               financing activities                    673,093       2,141,470
                                                    ----------      ----------

NET INCREASE(DECREASE) IN CASH:                      1,529,739         490,560
     Cash and cash equivalents
       at beginning of period                          792,606         528,787
                                                    ----------      ----------
     Cash and cash equivalents
       at end of period                             $2,322,345      $1,019,347
                                                    ----------      ----------
                                                    ----------      ----------

CASH PAID DURING THE PERIOD FOR:
     Interest                                       $  324,158      $  197,997
                                                    ----------      ----------
                                                    ----------      ----------
     Income taxes                                   $  (94,198)     $  260,681
                                                    ----------      ----------
                                                    ----------      ----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     Three-month periods ended
                                                    --------------------------
                                                             August 31,
                                                        1997           1996
                                                    ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                     $  493,806     $  294,830
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation and amortization                430,025        423,738
          Gain on sale of assets                       (40,650)       (32,954)
          Changes in operating assets and
            liabilities:
             Notes and accounts receivable            (243,348)       222,471
             Inventories                              (340,882)      (337,171)
             Other assets                                3,329        303,526
             Accounts payable                          313,697        (69,062)
             Income taxes payable                      220,568         86,715
             Accrued liabilities                       (27,332)       (42,898)
                                                    ----------     ----------
             Net cash provided by operating
               activities                              809,213        849,195
                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                      419,870        155,190
     Additions to other long-term assets              (104,212)      (132,781)
     Purchase of property and equipment               (556,989)    (1,610,795)
                                                    ----------     ----------
             Net cash (used in)
               investing activities                   (241,331)    (1,588,386)
                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       treasury stock                                      600           -
     Proceeds from long-term debt                      373,773        952,539
     Principal payments on long-term debt             (243,603)      (115,506)
                                                    ----------     ----------
             Net cash provided by
               financing activities                    130,770        837,033
                                                    ----------     ----------

NET INCREASE(DECREASE)IN CASH:                         698,652         97,842
     Cash and cash equivalents
       at beginning of period                        1,623,693        921,505
                                                    ----------     ----------
     Cash and cash equivalents
       at end of period                             $2,322,345     $1,019,347
                                                    ----------     ----------
                                                    ----------     ----------

CASH PAID DURING THE PERIOD FOR:
     Interest                                       $  168,131     $  111,199
                                                    ----------     ----------
                                                    ----------     ----------
     Income taxes                                   $   53,100     $  105,967
                                                    ----------     ----------
                                                    ----------     ----------

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 1997


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

3.  Inventories consist of the following:

                                   August 31, 1997    February 28, 1997
                                   ---------------    -----------------

    Ingredients and supplies          $1,342,302         $1,168,216
    Finished candy                     1,440,008          1,143,105
                                      ----------         ----------
                                      $2,782,310         $2,311,321
                                      ----------         ----------
                                      ----------         ----------

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Rocky Mountain Chocolate Factory, Inc. is a manufacturer, franchiser and operator of two retail concepts; Rocky Mountain Chocolate FactoryTM and Fuzziwig's Candy FactoryTM. Headquartered in Durango, Colorado, the Company manufactures an extensive line of premium chocolate candies and other confectionery products for sale at its franchised and company-owned Rocky Mountain Chocolate Factory Stores. Fuzziwig's Candy Factory is a new concept store that sells hard conventional and nostalgic/unusual candies (which are not manufactured by the Company, but procured from wholesale candy suppliers) in a themed, self-serve environment featuring animation, movement, music, color and entertainment.

     The Company derives its revenues from four principal sources: (1) factory sales, which consist of candy sales to its franchised store locations; (2) retail sales, which consist of candy sales at retail by its company-owned stores; (3) franchise fees, which consist of fees earned from the sale of franchises; and (4) royalties and marketing fees.

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 31, 1997 COMPARED TO QUARTER ENDED AUGUST 31, 1996

     The following table sets forth, for the periods indicated, certain unaudited financial information and other operating data related to the Company's operation:
             (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)

                        SECOND QUARTER    SECOND QUARTER       $        %
                         FISCAL 1998        FISCAL 1997     CHANGE    CHANGE
                         -----------       ------------     ------    ------
REVENUE COMPONENT
Factory Sales              $2,281.2           $2,171.5      $109.7      5.1%
Retail Sales                3,758.4            3,203.0       555.4     17.3
Franchise Fees                 87.0               52.1        34.9     67.0
Royalties/Marketing fees      727.0              627.4        99.6     15.9
                           --------           --------      ------     -----
Total                      $6,853.6           $6,054.0      $799.6     13.2%
                           --------           --------      ------     -----


                                                STORE DATA
                                                ----------
                                 ROCKY MOUNTAIN
                                CHOCOLATE FACTORY              FUZZIWIG'S
                             ----------------------     -----------------------
                             AUGUST 31,  AUGUST 31,     AUGUST 31,   AUGUST 31,
                                1997      1996             1997         1996
                               ------    ------           ------       ------
Number Of Stores
Open At End Of Period:
Company                          34         45             12            7
Franchised                      179        167              2            0
                                ---        ---             --           --
Total                           213        212             14            7
                                ---        ---             --           --
                                ---        ---             --           --

REVENUES

     FACTORY SALES. Factory sales increased $109,700 or 5.1% to $2.3 million in the second quarter of fiscal 1998, compared to $2.2 million in the second quarter of fiscal 1997. This increase resulted from the larger number of franchised stores in existence throughout the quarter, augmented by the impact of a 2.8% price increase effected in April of 1997. Same store pounds purchased from the factory by franchised stores declined by 2.9% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 partially offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by stores open for 3 months in each period are compared. The decline in same store pounds purchased from the factory is believed to have resulted primarily from an increase in the mix of store-made product and product purchased from authorized vendors relative to factory-made products sold at franchised stores.

     RETAIL SALES. Retail sales increased $555,400 or 17.3% to $3.8 million in the second quarter of fiscal 1998, compared to $3.2 million in the second quarter of fiscal 1997. This increase resulted primarily from a larger number of Company-owned store operating months, particularly of higher revenue Fuzziwig's stores, in the current year quarter relative to last year together with the impact of a 4.2% same store sales increase and an approximate 2% price increase at Company-owned stores.

     ROYALTIES/MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $99,600 or 15.9% to $727,000 in the second quarter of fiscal 1998, compared to $627,400 in the second quarter of fiscal 1997. This increase resulted from increased royalty income from a larger number of franchised stores operating in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, as augmented by the effect of an increase in same store sales at franchised stores of 7.8%. Franchise fee revenues in the second quarter of fiscal 1998 increased from that earned in the second quarter of fiscal 1997 ($87,000 in comparison with $52,100). Franchise signings increased to 5 in the second quarter of fiscal 1998 from 3 in the second quarter of fiscal 1997. Increased balance due collections on franchises previously signed also resulted in the increased franchise fee revenue earned for the quarter.


COSTS AND EXPENSES

     COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 7.3% to $2.8 million in the second quarter of fiscal 1998 from $2.6 million in the second quarter of fiscal 1997. Cost of chocolate sales as a percentage of revenue decreased to 46.9% in the second quarter of fiscal 1998 from 49.1% in the second quarter of fiscal 1997. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue and by an increase in factory margins from those existing in the second quarter of fiscal 1997. Company-owned store margins for the quarter improved 2% absolute as a result of an increase in retail price, a focus on higher margin products and enhanced loss prevention measures. Factory margins improved as a result of a 2.8% price increase and improved factory efficiencies.

     FRANCHISE COSTS. Franchise costs increased 9.2% from $509,000 in the second quarter of fiscal 1997 to $556,000 in the second quarter of fiscal 1998. As a percentage of the total of royalty and marketing fees and franchise fee revenue, franchise costs decreased to 68.3% of such fees in the second quarter of fiscal 1998 from 74.9% in the second quarter of fiscal 1997. Expenses of a newly formed Product Sales Development department devoted to the improvement of total factory sales and in same-store pounds sold from the factory is the primary cause of the absolute increase.
Strongly increased royalty and marketing fees revenue is the primary cause of the decrease in relative percentage.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 8.3% from $454,000 in the second quarter of fiscal 1997 to $416,000 in the second quarter of fiscal 1998, primarily as a result of the effect of reduced bad debt expense. As a percentage of total revenues, general and administrative expense declined from 7.5% in the second quarter of fiscal 1997 to 6.1% in the second quarter of fiscal 1998, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

     RETAIL OPERATING EXPENSES. Retail operating expenses increased from $1.9 million in the second quarter of fiscal 1997 to $2.1 million in the second quarter of fiscal 1998; an increase of 12.3%. This increase resulted largely from the effect of the larger number of Company-owned store operating months as discussed above. As a percentage of retail sales, retail operating expenses decreased from 58.6% in the second quarter of fiscal 1997 to 56.1% in the second quarter of fiscal 1998 as a result of increased sales volume leveraging resulting from the increase in same store retail sales at Company-owned stores discussed above, and as a result of shutdown earlier in the year of Company-owned stores with poor operating economics.

     The Company is currently performing an assessment of its Fuzziwig's new concept store program as a basis for determining future scope and potential of the program. The Company has tentatively concluded that it will cease further Fuzziwig's store additions.

OTHER EXPENSE

     Other expense of $140,000 incurred in the second quarter of fiscal 1998 increased 34.6% from the $104,000 incurred in the second quarter of fiscal 1997. This increase resulted from increased interest expense caused by borrowings in support of the Company's fiscal 1997 Company-owned store expansion.

INCOME TAX EXPENSE

     The Company's effective income tax rate in the second quarter of fiscal 1997 was 37.7% in comparison with the 38.7% in the second quarter of fiscal 1998. The increase resulted from utilization of remaining available state net operating loss carryforwards in fiscal 1997.

RESULTS OF OPERATIONS

FIRST HALF ENDED AUGUST 31, 1997 COMPARED TO FIRST HALF ENDED AUGUST 31, 1996


                     (ALL AMOUNTS OTHER THAN STORE DATA IN THOUSANDS)

                     FIRST HALF     FIRST HALF         $         %
                     FISCAL 1998    FISCAL 1997     CHANGE    CHANGE
                     -----------    -----------     ------    ------
REVENUE COMPONENT

Factory Sales        $ 4,115.5      $ 3,899.6      $  215.9      5.5%
Retail Sales           6,956.5        5,734.8       1,221.7     21.3
Franchise Fees           290.5          245.7          44.8     18.2
Royalties/Marketing
  fees                 1,298.6        1,136.8         161.8     14.2
                     ---------      ---------      --------     -----
Total                $12,661.1      $11,016.9       1,644.2     14.9%
                     ---------      ---------      --------     -----


                                              STORE DATA
                                              ----------
                                ROCKY MOUNTAIN
                               CHOCOLATE FACTORY              FUZZIWIG'S
                             ----------------------    -----------------------
                             AUGUST 31,  AUGUST 31,    AUGUST 31,   AUGUST 31,
                                1997       1996          1997         1996
                               ------     ------        ------       ------
Number Of Stores
Open At End Of Period:
Company                          34         45            12           7
Franchised                      179        167             2           0
                                ---        ---            --          --
Total                           213        212            14           7
                                ---        ---            --          --
                                ---        ---            --          --


REVENUES

     FACTORY SALES. Factory sales increased $215,900 or 5.5% to $4.1 million in the first half of fiscal 1998, compared to $3.9 million in the first half of fiscal 1997. This increase resulted from the larger number of franchised stores in existence throughout the half, augmented by the impact of a 2.8% price increase effected in April of 1997. Same store pounds purchased from the factory by franchised stores declined by 2.1% in the first half of fiscal 1998 compared to the first half of fiscal 1997 partially offsetting the impact of increased stores and increased price. When computing same store pounds purchased from the factory, purchases by stores open for 6 months in each period are compared. This decline in same store pounds purchased is believed to have resulted primarily from a shift in the mix of product retail sales by franchised store locations to more store-made product and product purchased from authorized vendors and away from product manufactured by the Company.

     RETAIL SALES. Retail sales increased $1.2 million or 21.3% to $7.0 million in the first half of fiscal 1998, compared to $5.7 million in the first half of fiscal 1997. This increase resulted primarily from an increased number of Company-owned store operating months in the current year half relative to the prior year augmented by the impact of a 3.9% same store sales increase at Company-owned stores and a retail price increase.

     ROYALTIES AND MARKETING FEES AND FRANCHISE FEES. Royalties and marketing fees increased $162,000 or 14.2% to $1.3 million in the first half of fiscal 1998, compared to $1.1 million in the first half of fiscal 1997. This increase resulted from increased royalty income from a larger number of franchised stores operating in the first half of fiscal 1998 compared to the first half of fiscal 1997, augmented by the effect of an increase in same store sales at franchised stores of 5.6%. Franchise fee revenues in the first half of fiscal 1998 increased from that earned in the first half of fiscal 1997 ($291,000 in comparison with $246,000). Franchise signings increased to 14 in the first half of fiscal 1998 from 9 in the first half of 1997. Increased balance due collections on franchises previously signed also resulted in the increased franchise fee revenue earned for the first half.

COSTS AND EXPENSES

     COST OF CHOCOLATE SALES. Cost of chocolate sales, which includes costs incurred by the Company to manufacture candy sold by its Company-owned stores and to its franchised stores, increased 11.1% to $5.3 million in the first half of fiscal 1998 from $4.7 million in the first half of fiscal 1997. Cost of chocolate sales as a percentage of revenue decreased to 47.6% in the first half of fiscal 1998 from 49.2% in the first half of fiscal 1997. This improvement resulted from an increase in higher margin retail sales as a percentage of total revenue together with the impact of improved factory margins.

     FRANCHISE COSTS. Franchise costs increased 10.8% from $994,000 in the first half of fiscal 1997 to $1.1 million in the first half of fiscal 1998. As a percentage of the total of royalty and marketing fees and franchise fee revenue, franchise costs decreased to 69.4% of such fees in the first half of fiscal 1998 from 71.9% in the first half of fiscal 1997. Increased royalties/marketing fees and franchise fees revenues relative to the first half of last year without an associated increase in expense is the primary cause of this decrease in relative percentage.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 3.2% from $868,000 in the first half of fiscal 1997 to $840,000 in the first half of fiscal 1998, primarily as a result of the effect of reduced bad debt expense. As a percentage of total revenues, general and administrative expense declined from 7.9% in the first half of fiscal 1997 to 6.6% in the first half of fiscal 1998, primarily due to a significant increase in total revenues, without a proportionate increase in general and administrative expenses.

     RETAIL OPERATING EXPENSES. Retail operating expenses increased from $3.5 million in the first half of fiscal 1997 to $4.2 million in the first half of fiscal 1998; an increase of 20.4%. This increase resulted largely from the effect of the increased number of Company-owned store operating months as discussed above. As a percentage of retail sales, retail operating expenses decreased from 61.0% in the first half of fiscal 1997 to 60.5% in the first half of fiscal 1998 as a result of increased sales volume leveraging resulting from the increase in same store retail sales at Company-owned stores discussed above, and as a result of shutdown earlier in the year of Company-owned stores with poor operating economics.

OTHER EXPENSE

     Other expense of $292,000 incurred in the first half of fiscal 1998 increased 63.2% from the $179,000 incurred in the first half of fiscal 1997. This increase resulted from increased interest expense caused by borrowings in support of the Company's fiscal 1997 Company-owned store expansion.

INCOME TAX EXPENSE

     The Company's effective income tax rate in the first half of fiscal 1997 was 38.7% in comparison with the 37.7% in the first half of fiscal 1997. The increase resulted from utilization of remaining available state net operating loss carryforwards in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1997, working capital was $4,049,128 in comparison with $2,663,775 at February 28, 1997, a $1,385,353 increase. This increase resulted primarily from fixed asset financing achieved recovering cash from investments in Company store operating assets previously funded from operating cash flows.

     Cash and cash equivalent balances increased from $792,606 at February 28, 1997 to $2,322,345 at August 31, 1997 as a result of this financing. The Company's current ratio was 2.1/1 at August 31, 1997 in comparison with 1.9/1 at February 28, 1997.

     The Company's long-term debt is comprised primarily of real estate mortgage financing provided by a local banking facility used to finance the Company Factory (unpaid balance as of August 31, 1997 $1,595,900), and chattel mortgage financing (unpaid balance as of August 31, 1997 $5,661,800) provided by both local and national financing facilities and used to fund the fiscal 1996 and 1997 Company-owned store expansion.

     The Company possesses a $2,000,000 working capital line of credit at August 31, 1997 secured by accounts receivable and inventories which line had a $-0-balance at that date. This line expires July, 1998.

     For the balance of fiscal 1997, the Company anticipates making $550 thousand in capital expenditures. Of this sum, approximately $450 thousand is anticipated to be used for the opening of new Company-owned stores, with the balance anticipated to be used for the purchase of capital equipment for the factory, as well as for additional computer equipment for the Company's administrative functions.

     The Company believes that existing cash balances, cash flow from operating activities and the available bank line of working capital credit will be sufficient to service debt, fund anticipated capital expenditures and provide necessary working capital at least through the end of fiscal 1998. There can be no guarantee, however, that unforeseen events will not require the Company to secure additional sources of financing. The Company may also seek additional financing from time to time, through borrowings or public or private offerings of equity or debt securities, to fund its future expansion plans.

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

EFFECT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued the following Statements of Financial Accounting Standards:

(1)  STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 130, COMPREHENSIVE INCOME

     EFFECTIVE: Financial statements for fiscal years beginning after December 15, 1997.

     REQUIREMENTS: Requires entities other than not-for-profit entities to include separately as part of the Income Statement, as a separate Statement of Comprehensive Income or in the Statement of Changes in Equity, certain items of income or loss previously reflected only as changes in balances in shareholder's equity.

(2) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 131, DISCLOSURES OF SEGMENT INFORMATION

     EFFECTIVE: Financial statements for periods beginning after December 15, 1997.

     REQUIREMENTS: Requires disclosure by publicly held businesses of certain "operating segment" information including segment profit or loss, certain revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources, as well as certain additional information.

Additionally, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has adopted a Statement of Position on "Reporting on the Cost of Start-Up Activities" requiring costs of start-up of a new business activity (other than costs categorized as "organization costs") to be expensed as incurred.

The adoption of these standards by the Company is not expected to have a material impact on reported earnings. The Company does anticipate that adoption of Financial Accounting Standard 131 will result in expanded disclosure of results of operations of what will become "reportable segments" not reported upon separately previously.

                           PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

11.1 Statement regarding computation of earnings per common share (filed herewith at page 20).

(b)   REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three months ended August
31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.



Date:  October 8, 1997                 /s/
       ---------------                 ---------------------------------------
                                                  Franklin E. Crail
                                        (Chairman of the Board, President and
                                                     Treasurer)


Date:  October 8, 1997                 /s/
       ---------------                 ----------------------------------------
                                                Lawrence C. Rezentes
                                             (Chief Financial Officer)