Form 10-Q
period 1997-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1998-01-13
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended November 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from ________to________

                       Commission file number 0-14749


                    Rocky Mountain Chocolate Factory, Inc.
           (Exact name of registrant as specified in its charter)


        Colorado                                          84-0910696
(State of incorporation)                    (I.R.S. Employer Identification No.)


                      265 Turner Drive, Durango, CO 81301
                    (Address of principal executive offices)

                                (970) 259-0554
               (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No    .
                                        ---    ---

On January 13, 1998 the registrant had outstanding 2,912,449 shares of its common stock, $.03 par value.

           This document contains 18 pages including exhibits.
                 The exhibit index is located on page 15.

                   ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                  FORM 10-Q

                               TABLE OF CONTENTS


                                                                 Page No.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                      3-8

             Statements of Income                                   3-4

             Balance Sheets                                          5

             Statements of Cash Flows                                6

             Notes to Interim Financial Statements                  7-8

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9-14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         15

Item 2.   Changes in Securities and Use of Proceeds                 15

Item 3.   Defaults Upon Senior Securities                           15

Item 4.   Submission of Matters to a Vote of Security Holders       15

Item 5.   Other Information                                         15

Item 6.   Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                          16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                             Three Months Ended                        Nine Months Ended
                                                 November 30,                             November 30,
                                           1997                1996               1997                 1996
REVENUES
  Sales                                 $5,764,294          $5,772,275         $15,156,068         $14,756,557
  Franchise and royalty fees               680,364             624,775           2,269,475           2,007,238
  Total revenues                         6,444,658           6,397,050          17,425,543          16,763,795

COSTS AND EXPENSES
  Cost of sales                          2,933,999           3,099,438           7,593,509           7,630,189
  Franchise costs                          585,658             498,608           1,688,004           1,493,090
  General and administrative               428,243             490,983           1,268,659           1,358,986
  Retail operating                       1,546,777           1,770,851           4,648,640           4,883,844
  Total costs and expenses               5,494,677           5,859,880          15,198,812          15,366,109

INCOME FROM OPERATIONS                     949,981             537,170           2,226,731           1,397,686

OTHER INCOME (EXPENSE)
  Interest expense                        (165,695)           (133,392)           (503,168)           (331,416)
  Interest income                           26,488               4,843              72,012              23,954
  Other, net                              (139,207)           (128,549)           (431,156)           (307,462)

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                                    810,774             408,621           1,795,575           1,090,224

PROVISION FOR INCOME TAXES                 313,365             154,039             693,990             410,910

INCOME FROM CONTINUING
  OPERATIONS                            $  497,409          $  254,582         $ 1,101,585         $   679,314

                                        (CONTINUED)


      The accompanying notes are an integral part of these financial statements.

                          ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                             STATEMENTS OF INCOME (CONTINUED)

                                               Three Months Ended                      Nine Months Ended
                                                  November 30,                            November 30,
                                            1997               1996                1997                 1996
DISCONTINUED OPERATIONS
  Income (loss) from
    discontinued operations
    (net of income taxes)               $  (68,600)         $    4,335          $  (90,849)         $   38,270
  Provision for estimated
    loss on disposition,
    including provision
    for operating losses
    during phase out period
    of $99,000 (net of
    income taxes)                         (276,000)                  -            (276,000)                  -
   Total                                  (344,600)              4,335            (366,849)             38,270

NET INCOME                              $  152,809          $  258,917          $  734,736          $  717,584

INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE
  Continuing operations                 $      .17          $      .09          $      .38          $      .23
  Income (loss) from
    discontinued operations                   (.12)                  -                (.13)                .01
  Net income                            $      .05          $      .09          $      .25          $      .24


WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                            2,933,459           2,944,898           2,927,010           2,952,015

     The accompanying notes are an integral part of these financial statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                     BALANCE SHEETS

                                                          November 30,        February 28,
                                                              1997                1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $  1,800,242        $    792,606
  Accounts and notes receivable, less allowance
    for doubtful accounts of $215,235 and $202,029           2,500,622           1,729,971
  Inventories                                                2,514,212           2,082,566
  Deferred tax asset                                           722,595             722,595
  Other                                                        249,954             178,067
  Current assets of discontinued operations                    219,269             231,821
  Total current assets                                       8,006,894           5,737,626

PROPERTY AND EQUIPMENT, NET                                  9,152,894           9,740,341

OTHER ASSETS
  Net noncurrent assets of discontinued operations           1,876,044           2,241,142
  Notes and accounts receivable                                288,878              82,774
  Goodwill, less accumulated amortization of
    $307,297 and $277,344                                      527,703             312,656
  Deferred tax asset                                            43,044              43,044
  Other                                                        490,869             432,522
  Total other assets                                         3,226,538           3,112,138

  Total assets                                            $ 20,386,326        $ 18,590,105

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                    $  1,101,300        $    847,881
  Accounts payable                                           1,011,711             799,671
  Accrued salaries and wages                                   764,560             465,338
  Other accrued expenses                                       688,131             867,961
  Income taxes payable                                         408,926                   -
  Deferred income                                                    -              93,000
  Total current liabilities                                  3,974,628           3,073,851

LONG-TERM DEBT, LESS CURRENT MATURITIES                      5,897,420           5,737,312

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.03 par value, 7,250,000
    shares authorized, 3,041,302 issued                         91,239              91,239
  Additional paid-in capital                                 9,731,307           9,730,872
  Retained earnings                                          1,707,301             972,565
  Treasury stock, at cost, 128,853 and 129,003 shares       (1,015,569)         (1,015,734)
  Total stockholders' equity                                10,514,278           9,778,942

  Total liabilities and stockholders' equity              $ 20,386,326        $ 18,590,105

    The accompanying notes are an integral part of these financial statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                               STATEMENTS OF CASH FLOWS

                                                              For the Nine Months Ended
                                                                     November 30,
                                                               1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   734,736         $   717,584
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    (Gain) loss from discontinued operations                    90,849            (38,270)
    Provision for estimated loss on disposition of
      discontinued business segment                            276,000                   -
    Depreciation and amortization                              998,527           1,083,813
    Gain on sale of property and equipment                     (53,164)            (84,610)
    Increase in notes and accounts receivable                 (976,755)           (782,414)
    Increase in inventories                                   (431,646)           (444,572)
    Increase in other assets                                   (71,887)            (16,187)
    Increase in accounts payable                               212,040             356,693
    Increase in income taxes payable                           408,926              32,671
    Increase in accrued liabilities                            119,392             306,661
    Decrease in deferred income                                (93,000)                  -
  Net cash provided by operating activities of
    continuing operations                                    1,214,018           1,131,369

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                 596,978             310,690
  Purchases of property and equipment                       (1,084,120)         (2,592,142)
  (Increase) decrease in other assets                         (226,615)            236,906
  Net cash used in investing activities of
    continuing operations                                     (713,757)         (2,044,546)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                               1,132,043           6,291,718
  Payments on long-term debt                                  (718,516)         (2,616,639)
  Proceeds from line of credit                                       -             400,000
  Payments on line of credit                                         -          (1,000,000)
  Other                                                            600              27,262
  Net cash provided by financing activities of
    continuing operations                                      414,127           3,102,341

NET CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS                                                    93,248          (2,226,904)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,007,636             (37,740)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 792,606             528,787

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,800,242         $   491,047

     The accompanying notes are an integral part of these financial statements.

                    ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. (the "Company") is a manufacturer, franchiser and retail operator. The Company manufactures an extensive line of premium chocolate candies and other confectionery products for sale at its franchised and Company-owned stores.

The Company derives its revenues from four principal sources: (1) factory sales, which consist of candy sales to its franchised store locations; (2) retail sales, which consist of candy sales at retail by its Company-owned stores; (3) franchise fees, which consist of fees earned from the sale of franchises; and (4) franchise related royalty and marketing fees.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended November 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

Note 2 - Inventories

Inventories consist of the following:

                                       November 30, 1997   February 28, 1997

  Ingredients and supplies                $  1,191,616        $  1,041,367
  Finished candy                             1,322,596           1,041,199
                                          $  2,514,212        $  2,082,566

NOTE 3 - Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations. The Company is currently in negotiations with a potential buyer for certain of the Fuzziwig's assets. There can be no assurance this transaction will be consummated.

The operating results of Fuzziwig's, including provisions for estimated disposition costs, lease termination costs and operating losses during the phase-out period totaling $450,000, have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the income statements. The current assets, net noncurrent assets and net cash flows of Fuzziwig's have been segregated and reported as separate line items in the balance sheets and statements of cash flows. The financial statements for prior periods have been restated to conform to this presentation.

Summarized financial information for the discontinued operations follows:

                                    Three Months Ended     Nine Months Ended
                                       November 30,          November 30,
                                     1997       1996       1997         1996

  Sales                           $ 671,423   $688,535  $2,351,670   $1,338,648
  Income (loss) before taxes      $(111,820)  $  6,976  $ (148,084)  $   61,600
  Income (loss) from
    discontinued operations,
    net of income taxes           $ (68,600)  $  4,335  $  (90,849)  $   38,270

Note 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these standards will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Note 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                 For the Nine Months Ended
                                                       November 30,
                                                    1997           1996

  Interest paid                                  $  493,259     $  322,323
  Income taxes paid                              $    2,306     $  426,677

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.

The Company's ability to successfully achieve expansion of its Rocky Mountain Chocolate Factory franchise system depends on many factors not within the Company's control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

The Company's ability to sell assets of its discontinued Fuzziwig's segment on terms favorable to the Company, if at all, also depends on many factors not within the Company's control.

As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

Results of Operations

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

Income from continuing operations for the three months ended November 30, 1997 was $497,000 or $.17 per share versus $255,000 or $.09 per share for the three months ended November 30, 1996. Loss from discontinued operations was $344,600 for the three months ended November 30, 1997 or $.12 per share versus income from discontinued operations of $4,000 or $.00 per share for the three months ended November 30, 1996. Net income was $153,000 for the three months ended November 30, 1997 or $.05 per share versus $259,000 or $.09 per share for the three months ended November 30, 1996.

Revenues

                                    Three Months Ended
                                       November 30,                    %
     ($'s in thousands)              1997       1996      Change    Change
     Factory sales                 $3,055.1   $2,823.3   $ 231.8      8.2%
     Retail sales                   2,709.1    2,949.1    (240.0)    (8.1)
     Franchise fees                    26.0       73.0     (47.0)   (64.4)
     Royalty and Marketing fees       654.4      551.7     102.7     18.6
       Total                       $6,444.6   $6,397.1   $  47.5      0.7%

Factory Sales

Factory sales increased $232,000 or 8.2% to $3.1 million in the third quarter of fiscal 1998, compared to $2.8 million in the third quarter of fiscal 1997. This increase resulted from an increase in the number of franchised stores from 167 as of November 30, 1996 to 183 as of November 30, 1997. Same store pounds purchased from the factory by franchised stores declined by 4.9% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 partially offsetting increased sales from additional franchised stores and increased factory prices. The decline in same store pounds purchased from the factory results primarily from increased retail sales of store-made product and product purchased from authorized vendors relative to factory-made products.

Retail Sales

Retail sales decreased $240,000 or 8.1% to $2.7 million in the third quarter of fiscal 1998, compared to $2.9 million in the third quarter of fiscal 1997. This decrease resulted primarily from a decrease in the number of Company-owned stores from 46 to 36, partially offset by an increase in comparable store sales of 2.9%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $103,000 or 18.6% to $654,000 in the third quarter of fiscal 1998, compared to $552,000 in the third quarter of fiscal 1997. This increase resulted from an increase in the number of franchised stores operating to 183 in the third quarter of fiscal 1998 compared to 167 in the third quarter of fiscal 1997 and an increase in same store sales at franchised stores of 5.5%. Franchise fee revenues decreased in the third quarter of fiscal 1998 due to a reduction in the number of new franchisees versus the third quarter of fiscal 1997.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 50.9% in the third quarter of fiscal 1998 versus 53.7% in the third quarter of fiscal 1997.
This improvement resulted from increased margins on both factory and retail sales. Company-owned store margins for the quarter improved to 64.2% in the third quarter of fiscal 1998 from 60.6% in the third quarter of fiscal 1997 as a result of an increase in retail prices, a focus on higher margin products and reduced inventory shrinkage. Factory margins improved to 28.1% in the third quarter of fiscal 1998 from 24.4% in the third quarter of fiscal 1997 as a result of improved manufacturing efficiencies.

Franchise Costs

Franchise costs increased 17.4% from $499,000 in the third quarter of fiscal 1997 to $586,000 in the third quarter of fiscal 1998. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 86.1% in the third quarter of fiscal 1998 from 79.8% in the third quarter of fiscal 1997. These increased costs are the result of increased spending on new product development, brand awareness and testing and development of alternative distribution channel programs.

General and Administrative

General and administrative expenses decreased 12.8% from $491,000 in the third quarter of fiscal 1997 to $428,000 in the third quarter of fiscal 1998, primarily as a result of reduced bad debt expense. As a percentage of total revenues, general and administrative expense declined from 7.7% in fiscal 1997 to 6.6% in fiscal 1998.

Retail Operating Expenses

Retail operating expenses decreased from $1.77 million in the third quarter of fiscal 1997 to $1.55 million in the third quarter of fiscal 1998; a decrease of 12.7%. This decrease resulted from closing and selling certain Company-owned stores. As a result, retail operating expenses, as a percentage of retail sales, decreased from 60.0% in the third quarter of fiscal 1997 to 57.1% in the third quarter of fiscal 1998.

Other Expense

Other expense of $139,000 incurred in the third quarter of fiscal 1998 increased 8.3% from the $129,000 incurred in the third quarter of fiscal 1997. This increase resulted from increased interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion.

Income Tax Expense

The Company's effective income tax rate in the third quarter of fiscal 1997 was 37.7% in comparison with the 38.7% in the third quarter of fiscal 1998. The increase resulted from utilization of remaining available state net operating loss carryforwards in fiscal 1997.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, has made the decision to dispose of these operations. See "NOTE 3 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 1996

Income from continuing operations for the nine months ended November 30, 1997 was $1.1 million or $.38 per share versus $679,000 or $.23 per share for the nine months ended November 30, 1996. Loss from discontinued operations was $367,000 for the nine months ended November 30, 1997 or $.13 per share versus income from discontinued operations of $38,000 or $.01 per share for the nine months ended November 30, 1996. Net income was $735,000 for the nine months ended November 30, 1997 or $.25 per share versus $718,000 or $.24 per share for the nine months ended November 30, 1996.

Revenues
                                     Nine Months Ended
                                       November 30,                      %
     ($'s in thousands)              1997       1996      Change      Change

     Factory sales                $ 7,170.6   $ 6,722.8   $ 447.8      6.7%
     Retail sales                   7,985.4     8,033.8     (48.4)    (0.6)
     Franchise fees                   316.5       318.7      (2.2)    (0.7)
     Royalty and Marketing fees     1,953.0     1,688.5     264.5     15.7
       Total                       17,425.5   $16,763.8   $ 661.7      3.9%


Factory Sales

Factory sales increased $448,000 or 6.7% to $7.2 million in the first nine months of fiscal 1998, compared to $6.7 million in the first nine months of fiscal 1997. This increase was due to an increase in the number of franchised stores from 167 as of November 30, 1996 to 183 as November 30 1997. Same store pounds purchased from the factory by franchised stores declined by 2.4% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 partially offsetting increased sales from additional franchised stores and increased factory prices. The decline in same store pounds purchased from the factory resulted primarily from increased retail sales of store-made product and product purchased from authorized vendors relative to factory-made products.

Retail Sales

Retail sales decreased $48,000 or 0.6% to $7.99 million in the first nine months of fiscal 1998, compared to $8.03 million in the first nine months of fiscal 1997. This decrease resulted primarily from the closing and selling of certain stores in fiscal 1998 and was partially offset by an increase of 4.3% in comparable store sales in the first nine months of fiscal 1998 versus the first nine months of fiscal 1997.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $265,000 or 15.7% to $2.0 million in the first nine months of fiscal 1998, compared to $1.7 million in the first nine months of fiscal 1997. This increase resulted from an increase in the number of franchised stores operating to in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 and an increase in same store sales at franchised stores of 6.1%. Franchise fee revenues were approximately the same for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 50.1% in the first nine months of fiscal 1998 versus 51.7% in the first nine months of fiscal 1997. This improvement resulted from increased margins on both factory and retail sales. Company-owned store margins for the first nine months of fiscal 1998 improved to

63.5% from 60.9% in the first nine months of fiscal 1997 as a result of an increase in retail prices, a focus on higher margin products and reduced inventory shrinkage. Factory margins for the first nine months of fiscal 1998 improved to 28.9% from 26.5% in the first nine months of fiscal 1997 as a result of improved manufacturing efficiencies.

Franchise Costs

Franchise costs increased 13.1% from $1.5 million in the first nine months of fiscal 1997 to $1.6 million in the first nine months of fiscal 1998. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs remained constant at 74.4% in the first nine months of fiscal 1998 and 1997. Increased spending on new product development, brand awareness and alternative distribution channel programs was offset (as a percentage of sales) by a strong increase in royalty and marketing fee revenues.

General and Administrative

General and administrative expenses decreased 6.6% from $1.36 million in the first nine months of fiscal 1997 to $1.27 million in the first nine months of fiscal 1998, primarily as a result of reduced bad debt expense. As a percentage of total revenues, general and administrative expense declined from 8.1% in fiscal 1997 to 7.3% in fiscal 1998.

Retail Operating Expenses

Retail operating expenses decreased from $4.9 million in the first nine months of fiscal 1997 to $4.6 million in the first nine months of fiscal 1998; a decrease of 4.8%. This decrease is due to closure and sale of certain stores. As a result, retail operating expenses, as a percentage of retail sales, decreased from 60.8% in the first nine months of fiscal 1997 to 58.2% in the first nine months of fiscal 1998.

Other Expense

Other expense of $431,000 incurred in the first nine months of fiscal 1998 increased 40.2% from the $307,000 incurred in the first nine months of fiscal 1997. This increase resulted from increased interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion.

Income Tax Expense

The Company's effective income tax rate in the first nine months of fiscal 1997 was 37.7% in comparison with the 38.7% in the first nine months of fiscal 1998. The increase resulted from utilization of remaining available state net operating loss carryforwards in fiscal 1997.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, has made the decision to dispose of these operations. See "NOTE 3 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1997 working capital was $4,032,000 compared with $2,664,000 as of February 28, 1997, a $1,368,000 increase. This increase is primarily the result of cash flows generated by operating and financing activities in excess of cash flows used in investing activities.

Cash and cash equivalent balances increased from $793,000 as of February 28, 1997 to $1,800,000 as of November 30, 1997 as a result of cash flows generated by operating and financing activities in excess of cash flows used in investing activities. The Company's current ratio was 2 to 1 at November 30, 1997 in comparison with 1.9 to 1 at February 28, 1997.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory (unpaid balance as of November 30, 1997 $1,587,000), and chattel mortgage notes (unpaid balance as of November 30, 1997 $5,412,000) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has an unused $2,000,000 working capital line of credit secured by accounts receivable and inventories which is subject to renewal in July, 1998.

IMPACT OF INFLATION

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation.
Additionally the Company's future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

Depreciation expense is based on the historical cost to the Company of its fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          At the Annual Stockholders meeting the following matters were submitted and approved by the stockholders:

          (1) The Company's stockholders elected the persons set forth in the table below to serve as directors of the Company:

                                         Votes For                Votes Withheld
          Franklin E. Crail              1,693,769                    20,995
          Gary S. Hauer                  1,694,069                    20,695
          Fred M. Trainor                1,694,069                    20,695
          Gerald A. Kien                 1,691,369                    23,395
          Everett A. Sisson              1,518,555                   196,209
          Lee N. Mortenson               1,515,404                   199,360

          (2) The stockholders approved and ratified a proposal to amend the Company's 1995 Stock Option Plan to increase from 100,000 to 150,000 the aggregate number of shares of Common Stock that may be issued thereunder. The shares voted at the Annual Meeting on this proposal were voted as follows:

          Votes for              1,458,054
          Votes against            246,173
          Abstentions               23,367
          Non-Votes

Item 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K
          A. Exhibits

          11.1 Statement regarding computation of earnings per common share (filed herewith at page 17).

          27.1  Financial Data Schedule

          B. Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, a duly authorized officer.

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                                    (Registrant)


Date: January 13, 1998             /s/ Bryan J. Merryman
                                       -----------------------------------------
                                       Bryan J. Merryman, Vice President Finance
                                       Chief Financial Officer