Form 10-K
period 1998-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1998-06-12
CIK 785815

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K

 (Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended February 28, 1998
                                         OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On May 29, 1998, there were 2,591,449 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and asked prices as quoted on the NASDAQ National Market System on May 29,
1998) held by non-affiliates was $14,404,142.

Documents incorporated by reference:  None

                     The Exhibit Index is located on page 55.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                      FORM 10-K


                                  TABLE OF CONTENTS


                                                                     Page No.
                                     PART I.

 Item 1    Business                                                      3

 Item 2    Properties                                                   15

 Item 3    Legal Proceedings                                            16

 Item 4    Submission of Matters to a Vote of Security Holders          16

                                    PART II.

 Item 5    Market for Registrant's Common Equity and Related
           Stockholder Matters                                          16

 Item 6    Selected Financial Data                                      17

 Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          18

 Item 8    Financial Statements                                         26

 Item 9    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          44

                                    PART III.

 Item 10   Directors and Executive Officers of the Registrant           44

 Item 11   Executive Compensation                                       47

 Item 12   Security Ownership of Certain Beneficial Owners and          49
           Management

 Item 13   Certain Relationships and Related Transactions               50

                                    PART IV.

 Item 14   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                     50

           SIGNATURES                                                   54

                                       PART I.

                                   ITEM 1. BUSINESS
General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the "Company") is a manufacturer, international franchiser and retail operator. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of April 30, 1998 there were 37 Company-owned and 185 franchised Rocky Mountain Chocolate Factory stores operating in 43 states, Canada and Guam. Additionally, the Company recently completed a master franchise agreement to establish a number of Rocky Mountain Chocolate Factory stores in Taiwan.

Approximately 40% of the products sold at the Company-owned and franchised Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are indeed fresh.

The Company believes that its principal competitive strengths lie in its name recognition, its reputation for the quality, variety and the taste of its products; the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in the manufacture of chocolate candy products and the merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure consistent customer service and execution of successful practices and techniques at its franchised and Company-owned stores.

The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected product through new distribution channels. The Company is currently testing and evaluating a number of alternative distribution channel programs including wholesaling to major national retailers, fundraising, corporate sales, mail order and direct response advertising.

The Company's revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (43-41-44%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (44-47-42%) and (iii) the collection of initial franchise fees and royalties from franchisees (13-12-14%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 or 29, 1998, 1997 and 1996, respectively.

According to the National Confectionery Association the total U.S. candy market exceeded $21.1 billion of sales in 1996. Candy sales have risen 29% since 1988, with an average annual growth rate of between 4% and 6%, according to United States Department of Commerce figures. According to the Department of Commerce, per capita consumption of chocolate exceeds 11 pounds per year nationally, generating annual sales of approximately $11.7 billion. Sales of chocolate products are expected to grow at a rate of 3% to 4% annually, according to The Candy Market.

In December 1997, the Company decided its Fuzziwig's Candy Factory store segment did not meet its strategic long-term goals, and accordingly, adopted a plan to divest itself of these operations. The Company expects to complete the divestiture on or about July 31, 1998. Fuzziwig's Candy Factory stores sell hard conventional and nostalgic candies purchased from third party suppliers.
As of April 30, 1998 there were 10 Company-owned and 3 franchised Fuzziwig's Candy Factory stores, which have been operating for periods ranging from approximately three months to three years.

BUSINESS STRATEGY

The Company's objective is to build on its position as a leading international franchiser, manufacturer of high quality chocolate and other confectionery products, and operator of retail chocolate stores. The Company continually seeks opportunities to profitably expand its business. To accomplish this objective, the Company employs a business strategy that includes the following elements:

Product Quality and Variety

The Company maintains the unsurpassed taste and quality of its chocolate candies by using only the finest chocolate and other wholesome ingredients. The Company uses its own proprietary recipes, primarily developed by its master candy maker. A typical Rocky Mountain Chocolate Factory store offers up to 100 of the Company's chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer several varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes. The Company, in fiscal 1998, implemented a major program to improve factory sales through development and sale of an expanded line of new products, including its own sugar-free line and themed, branded and novelty chocolate candies.

Store Atmosphere and Ambiance

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

Site Selection

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

Customer Service Commitment

The Company emphasizes excellence in customer service and seeks to employ and to sell franchises to motivated and energetic people. The Company has implemented sales incentive programs for the employees of Company-owned stores so that the store personnel having direct contact with customers share in the success of their stores. The Company also fosters enthusiasm for its customer service philosophy and the Rocky Mountain Chocolate Factory concept through its annual franchisee convention, annual regional meetings and other frequent contacts with its franchisees and store managers.

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. System wide same store retail sales have grown each year for the last 5 fiscal years, except for fiscal 1997:
               1994      1.3%
               1995      3.4%
               1996      2.9%
               1997     (0.5%)
               1998      7.4%
The Company feels that same store retail sales growth can be accelerated though store redesign to provide a more attractive and effective retail sales environment embodying more shelf space and accessibility/visibility of products while retaining the Rocky Mountain Chocolate Factory store ambiance and theme. The Company believes that development and sale of superior new products, such as its new line of sugar-free products, will also prove to be conducive to the goal of enhanced same store retail sales growth.

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 1998, the Company experienced a same store pounds purchased decline of 1.7% versus a decline of 3.6% in fiscal 1997. The Company believes the improvement in this trend resulted from implementation in fiscal 1998 of a program designed to reverse this decline and to increase same store pounds purchased from the factory through new product development and introduction, new packaging development, active promotion of new and existing products and to assess and assure enhanced customer service.

Enhanced Operating Efficiencies

The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system and the closure or sale of underperforming Company-owned stores. In the spring of calendar year 1995, the Company completed a factory expansion and expanded its operation of a small fleet of trucks for the shipment of its products. These measures have significantly improved the Company's ability to deliver its products to franchised and Company-owned stores safely, quickly and cost-effectively.

EXPANSION STRATEGY

Key elements of the Company's expansion strategy include:

Alternative Distribution Channels

In fiscal 1998, the Company began aggressively pursuing distribution of its products outside its franchised and Company-owned store system. With limited viable real estate available domestically for the establishment of new franchise and Company-owned store locations the Company believes a significant portion of its revenue growth and profitability goals will be achieved through distribution of products to major national retail, fundraising and corporate sales organizations.

During the fourth quarter of fiscal 1998, a major pilot program was launched with Sam's Club. Selected Company products are offered in approximately eighty
(80) Sam's Club locations throughout the United States. The Company's products are merchandised on high quality and attractive carts to maintain the Company's image as a premium chocolate manufacturer.

If the pilot is successful for the Company and Sam's Club, the Company expects to expand distribution of its product into additional Sam's Club locations.

The Company believes that its strategy to distribute selected Rocky Mountain Chocolate Factory products through alternative distribution channels such as Sam's Club will build its brand awareness and customer base and ultimately increase the Company's and its franchise partners' market share.

International Franchise Development

With the opening of a franchised store in Guam and the signing of a master franchise agreement for Taiwan the Company has begun a planned process of international expansion. In calendar 1998 the Company plans to deploy additional resources towards developing a market internationally for Rocky Mountain Chocolate Factory stores. In May 1998, the Company attended the International Franchise Expo in Chicago, Illinois, and will attend two additional shows in the fall of 1998. Attendance at these international events strengthens and expands what the Company believes is a solid base of contacts in the international franchise network. Presently the Company is in discussions with a potential master franchisee for China and has received indications of preliminary interest from potential European, Asian and South American franchisees. Currently, the international agreements and activities described in this paragraph are not material to the Company's operations or financial position.

Army Air Force Exchange Services (AAFES)

The Company has received a commitment from AAFES to test two Company-owned Rocky Mountain Chocolate Factory stores in two of its largest domestic bases. Depending on the sales volume and profitability of these test stores, there may be a unit growth opportunity in some of the approximately 160 bases both in the United States and internationally. The Company anticipates that the two initial test stores will be operational in mid-to-late summer of 1998.

Unit Growth for Rocky Mountain Chocolate Factory

The Company is experiencing constraints in the growth in the number of its Rocky Mountain Chocolate Factory locations posed by a slowdown in the pace of establishment of new factory outlet centers and availability of existing premium locations in existing factory outlet and other environments where its concept has proven successful. Despite such constraints, the Company is continuing to seek locations in its traditional operating environments such as prime tourist areas, regional malls, and mixed use and factory outlet centers. Additionally, the Company will continue to purchase strategic premium locations from its franchise system, as they become available, to convert to Company-owned stores.

High Traffic Environments

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

Name Recognition and New Market Penetration

The Company believes the visibility of its stores and the high foot traffic at its factory outlet mall and tourist locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western United States and the Rocky Mountains, but recent growth has generated a gradual easterly momentum as new Company-owned and franchised stores have been opened in the eastern half of the country. This growth has further increased the Company's name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through new channels, such as major national retail chains, also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through alternative distribution channels its name recognition will improve and benefit its entire franchised and Company-owned store systems.

STORE CONCEPT

The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory store locations.

Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel make fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large marble tables, and are often invited to sample the store's products. The Company believes that an average of approximately 40% of the revenues of Company-owned and franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.

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

PRODUCTS AND PACKAGING

The Company typically produces approximately 250 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company's master candy maker. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company continues to engage in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, the Company may make as many as 200 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to 200 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that approximately 50% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company's factory, 40% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 10% by products, such as ice cream, soft drinks and other sundries, purchased from approved suppliers.

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

OPERATING ENVIRONMENT

The Company currently establishes franchised and Company-owned Rocky Mountain Chocolate Factory stores in three primary environments: factory outlet malls, tourist areas and regional malls. Each of these environments has a number of attractive features, including high levels of foot traffic.

Factory Outlet Malls

There are approximately 330 factory outlet malls in the United States, and as of February 28, 1998, there were Rocky Mountain Chocolate Factory stores in 110 of these malls in 43 states. The Company has established business relationships with the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company's stores, management believes the Company's relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas

As of February 28, 1998, there were approximately 55 Rocky Mountain Chocolate Factory stores in franchised locations considered to be tourist areas, including Aspen, Colorado; Fisherman's Wharf in San Francisco, California; and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company's visibility and name recognition. The Company believes there are significant opportunities to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 2,500 regional malls in the United States, and as of February 28, 1998, there were Rocky Mountain Chocolate Factory stores in approximately 33 of these, including the franchised locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and more competing food and beverage concepts.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada. As described above, the Company has also recently begun aggressively pursuing the distribution of its products through alternative distribution channels such as major national retail, fundraising and corporate sales organizations.

FRANCHISING PROGRAM

General

The Company's franchising philosophy is one of service and commitment to its franchise system, and it continuously seeks to improve its franchise support services. The Company's concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 1995, Rocky Mountain Chocolate Factory was rated seventh in SUCCESS MAGAZINE's "Franchise Gold 100" most desirable franchises. As of April 30, 1998, there were 185 franchised stores in the Rocky Mountain Chocolate Factory system.

Franchisee Sourcing and Selection

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

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of April 30, 1998, operated 19 stores under the agreement.

Training and Support

Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a 7-day comprehensive training program in store operations and management. The Company has established a training center at its Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include the Company's philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to Company operations by working in key factory operational areas and by meeting with each member of the senior management of the Company. Training continues through the opening of the store, where Company field consultants assist and guide the franchisee in all areas of operation.

The Company's operating objectives include providing Company knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in the Company's proven techniques.

The Company provides ongoing support to franchisees through its field consultants, who maintain regular and frequent communication with the stores by phone and by site visits. The field consultants also review and discuss with the franchisee store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs. The Company has developed a handbook containing a "pre-packaged" local store marketing plan, which allows franchisees to implement cost-effective promotional programs that have proven successful in other Rocky Mountain Chocolate Factory stores.

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

Quality Standards and Control

The franchise agreement for Rocky Mountain Chocolate Factory franchisees requires franchisees to comply with the Company's procedures of operation and food quality specifications and to permit audits and inspections by the Company.

Operating standards for Rocky Mountain Chocolate Factory stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, Company field consultants audit performance and adherence to Company standards. The Company has the right to terminate any franchise agreement for non-compliance with the Company's operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from the Company or from approved suppliers.

The Franchise Agreement: Terms and Conditions

The domestic offer and sale of Rocky Mountain Chocolate Factory franchises is made pursuant to the Uniform Franchise Offering Circular prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchiser to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

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

The franchise agreements require franchisees to comply with the Company's procedures of operation and food quality specifications, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the Rocky Mountain Chocolate Factory system. The Company's ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business - Regulation."

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

Franchise Financing

The Company does not provide prospective franchisees with financing for their stores, but has developed relationships with two national sources of franchisee financing to whom it will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required the Company's assistance.

COMPANY STORE PROGRAM

As of April 30, 1998, there were 37 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. In many cases, the Company has been able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might have jeopardized the Company's ability to secure the site.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "Franchising Program-Quality Standards and Control."

Additionally, the Company will continue to purchase strategic premium locations from its franchise system, as they become available, to convert to Company-owned stores.

MANUFACTURING OPERATIONS

General

The Company manufactures its chocolate candies at its factory in Durango, Colorado. All products are produced consistent with the Company's philosophy of using only the finest, highest quality ingredients with no artificial preservatives to achieve its marketing motto of "the peak of perfection in handmade chocolates."

It has always been the belief of management that the Company should control the manufacturing of its own chocolate products. By controlling manufacturing, the Company can better maintain its high product quality standards, offer unique, proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

Manufacturing Processes

The manufacturing process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and the Company employs strict quality control procedures at every stage of the manufacturing process. The Company uses a combination of manual and automated processes at its factory. Although the Company believes that it is currently preferable to perform certain manufacturing processes, such as dipping of some large pieces, by hand, automation increases the speed and efficiency of the manufacturing process. The Company has from time to time automated processes formerly performed by hand where it has become cost-effective for the Company to do so without compromising product quality or appearance.

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

Ingredients

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

Factory and Trucking Operations

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

In January 1998, the Company acquired a two acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

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

The Company believes that its principal competitive strengths lie in its name recognition and its reputation for the quality, value, variety and taste of its products and the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure execution of successful practices and techniques at its franchised and Company-owned store locations. In addition, by controlling the manufacturing of its own chocolate products, the Company can better maintain its high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.

TRADE NAME AND TRADEMARKS

The trade name "Rocky Mountain Chocolate Factory," the phrases "The Peak of Perfection in Handmade Chocolates" and "America's Chocolatier", as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are proprietary rights of the Company. All of the foregoing are believed to be of material importance to the Company's business. The registration for the trademark Rocky Mountain Chocolate Factory has been granted in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark in certain foreign countries.

The Company has not attempted to obtain patent protection for the proprietary recipes developed by the Company's master candy-maker and is relying upon its ability to maintain the confidentiality of those recipes.

EMPLOYEES

At April 30, 1998, the Company employed 361 persons. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

SEASONAL FACTORS

The Company's sales and earnings are seasonal, with significantly higher sales and earnings occurring during the Christmas holiday and summer vacation seasons than at other times of the year, which causes fluctuations in the Company's quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of the Company's business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

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

Additionally, certain states have enacted and others may enact laws and regulations governing the termination or non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. Although these laws and regulations, and related court decisions may limit the Company's ability to terminate franchises and alter franchise agreements, the Company does not believe that such laws or decisions will have a material adverse effect on its franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and the Company is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisers.

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


                                  ITEM 2. PROPERTIES

The Company's manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 1998, the Company's factory produced approximately 2.0 million pounds of chocolate candies, up from 1.7 million pounds in fiscal 1997. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of April 30, 1998, all 37 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At April 30, 1998, the Company was the primary lessee at 50 of its 185 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of the Company's rental obligations under leases on both Company-owned and franchised stores, see Note 6 of Notes to financial statements.

                              ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company's business or financial condition.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                       PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The Company's Common Stock trades on the National Market System of The NASDAQ Stock Market under the trading symbol "RMCF".

On May 18, 1998 the Company purchased 336,000 shares of its common stock at $5.15 per share in a private transaction and on January 17, 1996 the Company purchased on the open market 125,000 shares of its Common Stock at $8.09 per share. The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low bid information for the Common Stock as quoted on NASDAQ for each quarter of fiscal years 1998 and 1997. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED FEBRUARY 28, 1998

                                              HIGH                 LOW
 First Quarter                       $      5.125         $      2.750

 Second Quarter                             5.250                4.000

 Third Quarter                              7.125                4.250

 Fourth Quarter                             6.594                4.500

FISCAL YEAR ENDED FEBRUARY 28, 1997
                                              HIGH                 LOW
 First Quarter                       $      8.250         $      7.000

 Second Quarter                            10.875               7.500

 Third Quarter                              7.750                5.750

 Fourth Quarter                             6.750                4.375


On May 29, 1998 the closing bid price for the Common Stock as reported on the NASDAQ Stock Market was $6.375.

(b)  HOLDERS

On May 29, 1998 there were approximately 405 record holders of the Company's Common Stock. The Company believes that there are more than 1,620 beneficial owners of its Common Stock.

(c)  DIVIDENDS

The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends for the foreseeable future. Any future earnings will be retained for use in the Company's business.


                           ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below for the fiscal years ended February 28 or 29, 1994 through 1998, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent auditors. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Amounts in thousands, except per share data)

                                                  YEARS ENDED FEBRUARY 28 OR 29,
SELECTED STATEMENT OF
OPERATIONS DATA                        1994            1995         1996           1997           1998
  Total revenues                     $  9,361       $ 13,616      $ 18,552       $ 22,281       $ 23,764
  Operating income (loss)               1,251          2,270         2,157         (1,026)         2,599
  Income (loss) from
    continuing operations                 862          1,350         1,207         (1,010)         1,260
  Income (loss) from
    discontinued operations
    (net of income taxes)                   -              -             1           (356)        (1,020)
  Net income (loss)                  $    862       $  1,350      $  1,208       $ (1,366)      $    240
BASIC EARNINGS (LOSS) PER
  COMMON SHARE
  Continuing Operations              $    .44       $    .53      $    .43       $   (.35)      $    .43
  Discontinued Operations                   -              -             -           (.12)          (.35)
  Net Income (loss)                  $    .44       $    .53      $    .43       $   (.47)      $    .08
DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
  Continuing Operations              $    .33       $    .50      $    .42       $   (.35)      $    .43
  Discontinued Operations                   -              -             -           (.12)          (.35)
  Net Income (loss)                  $    .33       $    .50      $    .42       $   (.47)      $    .08
  Weighted average common
    shares outstanding                  1,739          2,515         2,797          2,908          2,913
  Weighted average common
    shares outstanding,
    assuming dilution                   2,500          2,718         2,887          2,908          2,930

SELECTED BALANCE SHEET DATA
  Working capital                    $  1,889       $  1,627      $  2,043       $  2,664       $  3,949
  Total assets                          6,024         10,181        16,308         18,666         19,868
  Long-term debt                          604          2,314         2,184          5,737          5,993
  Stockholders' equity                  4,143          5,907        11,117          9,779         10,019



                    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and related Notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.

The Company's ability to successfully achieve expansion of its Rocky Mountain Chocolate Factory franchise system depends on many factors not within the Company's control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company's control including the receptivity of its franchise system and of customers in potential new distribution channels of its product introductions and promotional programs.

As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Continuing Operations Results Summary

The Company posted record revenues and operating income. Revenues rose 6.7% from 1997 to 1998, operating income increased $3.6 million from a loss of $1.0 million in 1997 to $2.6 million in 1998 and income from continuing operations increased $2.3 million from a loss of $1.0 million in 1997 to income of $1.3 million in 1998. Diluted earnings per share from continuing operations increased from a loss of $.35 per share in 1997 to income of $.43 per share in 1998.

Revenues

  ($'s in thousands)              1998           1997       Change    % Change
  Factory Sales               $ 10,198.6     $  9,188.2  $  1,010.4      11.0%
  Retail Sales                  10,460.5       10,494.4       (33.9)      (.3%)
  Royalty and Marketing Fees     2,747.6        2,342.4       405.2      17.3%
  Franchise Fees                   357.3          255.6       101.7      39.8%
  Total                       $ 23,764.0     $ 22,280.6  $  1,483.4       6.7%

Factory Sales

Factory sales increased $1.0 million or 11% to $10.2 million in fiscal 1998, compared to $9.2 million in 1997. This increase was due to: (1) an increase in the number of franchised stores from 170 as of February 28, 1997 to 183 as of February 28, 1998;

(2) the commencement in fiscal 1998 of wholesale sales of product to alternative distribution channels and (3) a 2.6% price increase in April of 1997. Same store pounds purchased from the factory by franchised stores declined 2.2% in fiscal 1998 versus fiscal 1997 partially offsetting the above increases. The Company believes the decline in same store pounds purchased from the factory resulted primarily from increased retail sales of store-made product and product purchased from authorized vendors relative to factory-made products. Same store pounds purchased is a comparison of pounds purchased from the factory by franchised stores open for 12 months in each fiscal year.

In response to the trend of decreasing same store pounds purchased from the factory and the limited number of suitable locations available for new Company-owned and franchised stores, the Company is focusing on developing alternative distribution channels, and new product introductions that replace products from authorized outside vendors, to continue and accelerate its improving factory sales trends.

Retail Sales

Retail sales decreased $34,000 or 0.3% to $10.46 million in fiscal 1998, compared to $10.49 million in fiscal 1997. This decrease resulted primarily from the closure and sale of certain under-performing stores in fiscal 1998 and was substantially offset by an increase of 7.1% in comparable store retail sales in 1998 versus fiscal 1997.

During fiscal 1998 the Company sold 7 and closed 6 Company-owned stores. During fiscal 1999 the Company plans to continue selective unit growth for its retail store system focusing on developing its retail management infrastructure and building on the substantial increase in profitability realized in fiscal 1998 versus fiscal 1997.

Additionally, the Company will continue to purchase strategic premium locations from its franchise system, as they become available, to convert to Company-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $405,000 or 17.3% to $2.7 million in fiscal 1998, compared to $2.3 million in fiscal 1997. This increase resulted from an increase in the number of franchised stores operating to 183 in fiscal 1998 compared to 170 in fiscal 1997 and an increase in same store sales at franchised stores of 7.4%. Franchise fee revenues increased $102,000 in fiscal 1998 compared to fiscal 1997 due to an increase in the number of new franchises sold.

The Company is currently experiencing a constraint in the number of viable new locations available for establishment of its Rocky Mountain Chocolate Factory stores due to a lack of quality locations in environments where the concept has proven successful.

The Company is currently examining alternatives to stand-alone Rocky Mountain Chocolate Factory stores to further penetrate established operating environments and venues that have yet to be exploited.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 53.1% in fiscal 1998 versus 56.0% in fiscal 1997. This improvement resulted from increased margins on both factory and retail sales. Company-owned store margins for fiscal 1998 improved to 63.0% in fiscal 1998 from 60.4% in fiscal 1997 as a result of an increase in retail prices, a focus on higher margin products and reduced inventory shrinkage. Factory margins improved to 30.5% in fiscal 1998 from 25.4% in fiscal 1997 as a result of improved manufacturing efficiencies and a 2.6% price increase in April of 1997.

The Company continues to seek improvement in factory margins through further automation to reduce cost and to improve factory sales and production volumes through its programs to improve same store pounds purchased and sale of products to alternative distribution channels.

Franchise Costs

Franchise costs decreased $152,000 or 12.1% in fiscal 1998 compared to fiscal 1997. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 35.6% in fiscal 1998 from 48.4% in fiscal 1997. This decrease is due primarily to reductions in design and construction staffing.

Sales & Marketing

Sales and Marketing increased 74% to $1.3 million in fiscal 1998 from $742,000 in fiscal 1997. This increase is due to: (1) expansion of the Company's sales and marketing group to support a larger base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials available to franchised and Company-owned stores; (3) establishment of a sales force focused on alternative distribution opportunities; and (4) enhanced customer service and new product marketing programs.

General and Administrative

General and administrative expenses decreased 11.7% from $2.0 million in fiscal 1997 to $1.8 million in fiscal 1998, primarily as a result of reduced bad debt expense. As a percentage of total revenues, general and administrative expense declined from 9% in fiscal 1997 to 7.4% in fiscal 1998.

Retail Operating Expenses

Retail operating expenses decreased from $6.5 million in fiscal 1997 to $6.0 million in fiscal 1998; a decrease of 6.4%. This decrease resulted from closing and selling certain under-performing Company-owned stores. As a result of this decrease and the improvement in same store retail sales, retail operating expenses, as a percentage of retail sales, decreased from 61.5% in fiscal 1997 to 57.8% in fiscal 1998.

Provision for Store Closures, Impairment Loss and Loss on Write-down of Assets

In fiscal 1997, a non-recurring restructuring charge of $1.8 million was recorded representing the loss expected to result from the sale or closure of certain Company-owned stores and from write-down of certain other store assets considered impaired under provisions of Financial Accounting Standard (FAS) 121 "Accounting for the Impairment of Long-Lived Assets."

As a result of the Company's restructuring efforts, the Company's retail operations achieved what the Company deems to be an acceptable level of profitability in fiscal 1998.

Other Expense

Other expense of $550,000 incurred in fiscal 1998 decreased 8.2% from the $599,000 incurred in fiscal 1997. This decrease resulted from a non-recurring litigation settlement charge of $154,000 in fiscal 1997 for early lease terminations on certain Company-owned stores, and increased interest income on excess cash balances in fiscal 1998, offset by increased interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion.

Income Tax Expense

The Company's effective income tax rate in fiscal 1997 was 37.9% in comparison with the 38.5% in 1998. The increase resulted from utilization of remaining available state net operating loss carryforwards in fiscal 1997.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations. On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. The Company expects this transaction to close on or about July 31, 1998.

The estimated loss on disposition of Fuzziwig's of $929,000 (inclusive of estimated losses during the phase out period of $250,000), net of applicable income tax benefit of $587,000, has been recorded in the accompanying statement of operations for the year ending February 28, 1998.

The operating results of Fuzziwig's, including provisions for estimated disposition costs, lease termination costs and operating losses during the phase-out period totaling $1.5 million have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the statements of operations for all periods reported.

Loss from discontinued operations was $.35 per diluted share in fiscal 1998 versus $.12 in fiscal 1997.

Net Income

Net Income including discontinued operations was $.08 per diluted share in fiscal 1998 versus a loss of $.47 per diluted share in fiscal 1997.

FISCAL 1997 COMPARED TO 1996

Continuing Operations Results Summary

The Company reported an increase in revenues of 20.1% and a loss from continuing operations of $1.0 million for fiscal 1997 compared with income from continuing operations of $1.2 million for fiscal 1996; a decrease of $2.2 million.

Primary causes for this shortfall in operating results were a non-recurring restructuring charge of $1.8 million, representing the loss expected to result from the sale or closure of certain Company-owned stores, write-down of certain other store assets considered impaired, Company-owned store losses resulting primarily from stores to be closed, lack of new locations for unit growth adversely impacting franchise fee revenues and decreased same store pounds purchased from the factory.

Revenues

Revenue results by revenue component for fiscal 1997 in comparison with fiscal 1996 are as follows ($000):



  ($'s in thousands)               1997           1996       Change   % Change
  Factory Sales                $ 9,188.2      $ 8,156.5   $ 1,031.7      12.6%
  Royalty and Marketing Fees     2,342.4        2,034.0       308.4      15.2%
  Franchise Fees                   255.6          614.3      (358.7)    (58.4%)
  Retail Sales                  10,494.4        7,747.3     2,747.1      35.5%
  Total                        $22,280.6      $18,552.1   $ 3,728.5      20.1%


Factory Sales

Significantly increased factory sales resulted primarily from the larger number of franchised Rocky Mountain Chocolate Factory stores in existence throughout the year (170 Rocky Mountain Chocolate Factory stores franchised at February 28, 1997 in comparison with 150 at February 29, 1996) as augmented by the impact of an approximate 2.6% price increase effected in January 1996. Same store pounds purchased declined by 3.6% in fiscal 1997, partially offsetting the impact of the increased number of stores and the price increase.

Royalties, Marketing Fees and Franchise Fees

Increased royalty and marketing fees resulted from the impact of a larger number of franchised stores in existence throughout the year. Same store sales at franchised stores were approximately the same as in fiscal 1996. The Company sold 19 new franchise locations in fiscal 1997 in comparison with 41 in fiscal 1996 resulting in the decreased franchise fee revenue shown above.

Retail Sales

Retail sales of Company-owned stores increased as a result of a larger number of Company stores in existence throughout the year (45 stores existed at February 28, 1997, in comparison with 40 in existence at February 29, 1996) in fiscal 1997 in comparison with the prior fiscal year as partially offset by the impact of a same store retail sales decline of 2.7%. The decline in same store sales is believed to result from the effect of lower foot traffic in the factory outlet mall environment in which most Company-owned stores operate, and as a result of a decline in revenues in the second year of operation from grand opening levels of revenue at stores established in the last fiscal year at new factory outlet malls.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 56.0% in fiscal 1997 versus 54.8% in fiscal 1996. This deterioration resulted from decreased margins on both factory and retail sales. Company-owned store margins for fiscal 1997 decreased to 60.4% in fiscal 1997 from 60.8% in fiscal 1996 as a result of an increase in shrinkage and a less favorable product mix. Factory margins decreased to 25.4% in fiscal 1997 from 30.3% in fiscal 1996 as a result of lower than planned volume levels, increased overhead spending, provisions for obsolete inventory and labor inefficiencies.

Franchise Costs

Franchise costs increased $16,000 or 1.3% in fiscal 1997 compared to fiscal 1996. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 48.4% in fiscal 1997 from 46.9% in fiscal 1996. This increase resulted from a significant reduction in the number of new franchises sold in fiscal 1997 versus 1996 without an attendant reduction in the franchise infrastructure.

Sales & Marketing

Sales and Marketing increased 32.2% to $742,000 in fiscal 1997 from $561,000 in fiscal 1996. The addition of an expanded marketing group to support corporate public relations, promotional programs and marketing materials in support of the Company's larger base of stores are the primary causes of this increase.

General and Administrative Expenses

General and Administrative expenses increased 39.0% from $1.4 million in fiscal 1996 to $2.0 million in fiscal 1997, primarily as a result of increased bad debt expense, additional administrative support personnel and increased depreciation expense related to investment in computer hardware and software. As a percentage of total revenues, general and administrative expense increased from 7.7% in fiscal 1996 to 9.0% in 1997.

Retail Operating Expenses

Retail operating expenses increased from $4.4 million in fiscal 1996 to $6.5 million in fiscal 1997; an increase of 45.7%. This increase resulted primarily from the effect of the larger number of Company-owned stores in existence throughout the year and partially as a result of amortization of capitalized expenditures incurred in the "start-up" phase of many new stores established in late fiscal 1996. As a percentage of retail sales, retail operating expenses increased from 57.2% in fiscal 1996 to 61.5% in fiscal 1997. This increase is a result of a decline in same store retail sales at Company-owned Rocky Mountain Chocolate Factory stores, increased expenses from the "start-up" effect discussed above and as a result of sales volumes at many Company-owned stores significantly below Company expectations.

Provision for Store Closures, Impairment Loss and Loss on Write-down of Assets

In fiscal 1997, a non-recurring restructuring charge of $1.8 million was recorded representing the loss expected to result from the sale or closure of certain Company-owned stores and from write-down of certain other store assets considered impaired under provisions of Financial Accounting Standard (FAS) 121 "Accounting for the Impairment of Long-Lived Assets."

Other Expense

Other expense of $599,000 incurred in fiscal 1997 increased 147.5% from the $242,200 incurred in fiscal 1996. Other expense increased as a result of increased interest expense resulting from borrowings in support of the Company's Company-owned store expansion and a non-recurring litigation settlement charge of $154,000 for early lease terminations on certain Company-owned stores in fiscal 1997.

Income Tax Expense

The Company's effective income tax rate in fiscal 1997 of 37.9% approximated the 37.0% in fiscal 1996.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations. On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. The Company expects this transaction to close on or about July 31, 1998.

The estimated loss on disposition of Fuzziwig's of $929,000 (inclusive of estimated losses during the phase out period of $250,000), net of applicable income tax benefit of $587,000, has been recorded in the accompanying statement of operations for the year ending February 28, 1998.

The operating results of Fuzziwig's, including provisions for estimated disposition costs, lease termination costs and operating losses during the phase-out period totaling $1.5 million have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the statements of operations for all periods reported.

Loss from discontinued operations was $.12 per diluted share in fiscal 1997 versus $.00 in fiscal 1996.

Net Income (Loss)

Net loss including discontinued operations was $.47 per diluted share in fiscal 1997 versus income of $.42 per diluted share in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1998, working capital was $3.9 million compared with $2.6 million as of February 28, 1997, a $1.3 million increase. This increase is primarily the result of cash flows generated by operating and financing activities in excess of cash flows used in investing activities.

Cash and cash equivalent balances increased from $793,000 as of February 28, 1997 to $1,795,000 as of February 28, 1998 as a result of cash flows generated by operating and financing activities in excess of cash flows used in investing activities. The Company's current ratio was 2.1 to 1 at February 28, 1998 in comparison with 1.9 to 1 at February 29, 1997.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of February 28, 1998, $2.0 million), and chattel mortgage notes (unpaid balance as of February 28, 1998, $5.1 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company had an unused $2.0 million credit line secured by substantially all of the Company's assets except retail store assets and is subject to renewal in July, 1998.

On May 15, 1998, the Company used its credit line to purchase and cancel 336,000 shares of its common stock for a purchase price of $1,730,000. The Company is currently negotiating an extension of and an increase in its line of credit.
The Company is also in the process of securing certain fixed asset based financings, the proceeds of which will be used to reduce amounts outstanding on its credit line.

For fiscal 1999, the Company anticipates making capital expenditures of approximately $900,000, $600,000 of which will be used for new store buildouts and remodels, with the balance used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations and available bank lines of credit will be sufficient to fund capital expenditures and working capital requirements for fiscal 1999.

IMPACT OF INFLATION

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company's future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

                            ITEM 8.  FINANCIAL STATEMENTS

                           INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Report of Independent Certified Public Accountants                    27

Statements of Operations                                              28

Balance Sheets                                                        30

Statements of Changes in Stockholders Equity                          31

Statements of Cash Flows                                              32

                               REPORT OF INDEPENDENT
                            CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.


We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Dallas, Texas
April 24, 1998 (except for notes 11 and 13
   as to which the dates are June 5, 1998
   and May 15, 1998, respectively)

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                               STATEMENTS OF OPERATIONS

                                     FOR THE YEARS ENDED FEBRUARY 28 OR 29,
                                         1998           1997          1996
REVENUES
  Sales                          $ 20,659,076   $ 19,682,622  $ 15,903,838
  Franchise and royalty fees        3,104,906      2,597,985     2,648,303
  Total revenues                   23,763,982     22,280,607    18,552,141

COSTS AND EXPENSES
  Cost of sales                    10,960,966     11,017,119     8,723,011
  Franchise costs                   1,106,172      1,258,361     1,242,674
  Sales & marketing                 1,290,516        741,603       560,832
  General and administrative        1,763,757      1,996,476     1,436,551
  Retail operating expenses         6,043,810      6,454,999     4,431,712
  Provision for store closures              -      1,358,398             -
  Impairment loss                           -        149,000             -
  Loss on write-down of assets              -        330,587             -
  Total costs and expenses         21,165,221     23,306,543    16,394,780

OPERATING INCOME (LOSS)             2,598,761     (1,025,936)    2,157,361

OTHER INCOME (EXPENSE)
  Interest expense                   (664,852)      (473,618)     (299,792)
  Litigation settlements                    -       (154,300)            -
  Interest income                     114,732         28,637        57,620
  Other, net                         (550,120)      (599,281)     (242,172)

INCOME (Loss) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES    2,048,641     (1,625,217)    1,915,189

INCOME TAX EXPENSE (BENEFIT)          788,640       (615,506)      708,110

INCOME (Loss) FROM CONTINUING
  OPERATIONS                        1,260,001     (1,009,711)    1,207,079

DISCONTINUED OPERATIONS
  Income (loss) from
     discontinued operations (net
     of income taxes)                 (90,849)      (355,991)          666
  Provision for estimated loss
     on disposition, including
     provision for operating
     losses during phase out
     period of $153,250 (net of
     income taxes)                   (929,234)             -             -
  Total                            (1,020,083)      (355,991)          666

NET INCOME (Loss)                $    239,918   $ (1,365,702)$   1,207,745

                                     (CONTINUED)


        The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                         STATEMENTS OF OPERATIONS (CONTINUED)

                                      FOR THE YEARS ENDED FEBRUARY 28 OR 29,
                                         1998           1997          1996
BASIC EARNINGS (LOSS) PER COMMON
  SHARE
  Continuing Operations             $     .43      $    (.35)    $     .43
  Discontinued Operations                (.35)          (.12)            -
  Net Income                        $     .08      $    (.47)    $     .43

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
  Continuing Operations             $     .43      $    (.35)    $     .42
  Discontinued Operations                (.35)          (.12)            -
  Net Income                        $     .08      $    (.47)    $     .42

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       2,912,387      2,908,492     2,797,201
DILUTIVE EFFECT OF EMPLOYEE
  STOCK OPTIONS                        17,158              -        89,769
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, ASSUMING DILUTION    2,929,545      2,908,492     2,886,970






        The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                    BALANCE SHEETS

                                                                 AS OF FEBRUARY 28,
                                                                1998           1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 1,795,381     $   792,606
  Accounts and notes receivable, less allowance for
     doubtful accounts of $214,152 and $202,029             2,174,618       1,496,682
  Refundable income taxes                                     483,448         233,289
  Inventories                                               2,567,966       2,082,566
  Deferred income taxes                                       257,176         722,595
  Other                                                       103,195         178,067
  Net current assets of discontinued operations                44,351         231,821
  Total current assets                                      7,426,135       5,737,626

PROPERTY AND EQUIPMENT, NET                                 9,672,443       9,740,341

OTHER ASSETS
  Net non-current assets of discontinued operations         1,555,681       2,360,211
  Accounts and notes receivable                               279,122          82,774
  Goodwill, less accumulated amortization of $325,848
     and 277,344                                              596,152         312,656
  Other                                                       338,359         432,522

  Total other assets                                        2,769,314       3,188,163

  Total assets                                            $19,867,892     $18,666,130
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                    $ 1,132,900     $   847,881
  Accounts payable                                          1,296,769         799,671
  Accrued salaries and wages                                  707,737         465,338
  Other accrued expenses                                      339,481         867,961
  Deferred income                                                   -          93,000
  Total current liabilities                                 3,476,887       3,073,851

LONG-TERM DEBT, LESS CURRENT MATURITIES                     5,993,273       5,737,312

DEFERRED INCOME TAXES                                         378,272          76,025

COMMITMENTS AND CONTINGENCIES                                       -               -

STOCKHOLDERS' EQUITY
  Common stock, $.03 par value; 7,250,000 shares
     authorized; 2,912,449 and 2,912,299 shares issued
     and outstanding                                           87,373          87,369
  Additional paid-in capital                                8,719,604       8,719,008
  Retained earnings                                         1,212,483         972,565
  Total stockholders' equity                               10,019,460       9,778,942

  Total liabilities and stockholders' equity              $19,867,892     $18,666,130

        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         FOR THE YEAR ENDED FEBRUARY 28 OR 29,
                                                      1998              1997           1996
COMMON STOCK
  Balance at beginning of year                   $    87,369        $    87,155   $    78,900
  Repurchase and redemption of common
    stock                                                  -                  -        (3,750)
  Issuance of common stock                                 4                  4        10,130
  Conversion of preferred stock to common                  -                  -           435
  Exercise of stock options                                -                210         1,440
  Balance at end of year                              87,373             87,369        87,155

PREFERRED STOCK
  Balance at beginning of year                             -                  -         1,462
  Conversion of preferred stock to common                  -                  -        (1,309)
  Redemption of preferred stock                            -                  -          (153)
  Balance at end of year                                   -                  -             -

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year                     8,719,008          8,691,960     4,695,923
  Repurchase and redemption of common
    stock                                                  -                  -    (1,007,581)
  Issuance of common stock                               596              1,008     4,848,180
  Conversion of preferred stock to common                  -                  -           874
  Exercise of stock options                                -             26,040       180,435
  Redemption of preferred stock                            -                  -       (25,871)
  Balance at end of year                           8,719,604          8,719,008     8,691,960

RETAINED EARNINGS
  Balance at beginning of year                       972,565          2,338,267     1,130,522
  Net income (loss) for the year                     239,918         (1,365,702)    1,207,745
  Balance at end of year                           1,212,483            972,565     2,338,267

TOTAL STOCKHOLDERS EQUITY                        $10,019,460        $ 9,778,942   $11,117,382

COMMON SHARES
  Balance at beginning of year                     2,912,299          2,905,149     2,629,986
  Repurchase and redemption of common
    stock                                                  -                  -      (125,000)
  Issuance of common stock                               150                150       337,650
  Conversion of preferred stock to common                  -                  -        14,513
  Exercise of stock options                                -              7,000        48,000
  Balance at end of year                           2,912,449          2,912,299     2,905,149

PREFERRED SHARES
  Balance at beginning of year                             -                  -        14,610
  Redemption of preferred stock                            -                  -        (1,532)
  Conversion of preferred stock to common                  -                  -       (13,078)
  Balance at end of year                                   -                  -             -



        The accompanying notes are an integral part of these statements.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                               STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED FEBRUARY 28 OR 29,
                                                                     1998                1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $    239,918         $(1,365,702)        $ 1,207,745
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  (Gain) loss from discontinued operations                           90,849             355,991                (666)
  Provision for estimated loss on
    disposition of business                                         929,234                   -                   -
  Depreciation and amortization                                   1,335,715           1,383,212             787,296
  Asset impairment and store closure losses                               -           1,781,985                   -
  Gain on sale of assets                                            (76,474)            (72,707)                  -
  Changes in operating assets and liabilities:
  Accounts and notes receivable                                    (158,353)            232,733            (260,338)
  Refundable income taxes                                          (250,159)           (233,289)                  -
  Inventories                                                      (485,400)            378,020            (773,570)
  Other assets                                                       74,872              45,934            (113,896)
  Accounts payable                                                  497,098            (198,849)            159,403
  Income taxes payable                                                    -            (287,518)           (229,101)
  Deferred income taxes                                             767,666            (856,020)            118,173
  Accrued liabilities                                              (286,081)            220,270              55,080
  Deferred income                                                   (93,000)             93,000                   -
  Net cash provided by operating activities
    of continuing operations                                      2,585,885           1,477,060            950,126

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                        8,602             310,690                   -
  Purchase of other assets                                         (233,380)           (328,940)            (65,535)
  Purchase of property and equipment                             (1,984,940)         (2,251,598)         (4,853,283)
  Net cash used in investing activities                          (2,209,718)         (2,269,848)         (4,918,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit                                            -          (1,000,000)          1,000,000
  Proceeds from long-term debt                                    1,522,043           7,071,852           1,500,000
  Payments on long-term debt                                       (981,063)         (2,805,074)         (1,678,332)
  Proceeds from issuance of common stock                                600               1,012           4,858,310
  Proceeds from exercise of stock options                                 -              26,250             181,875
  Redemption of preferred stock                                           -                   -             (26,024)
  Repurchase and redemption of common stock                               -                   -          (1,011,331)
  Net cash provided by financing activities                         541,580           3,294,040          4,824,498

  NET CASH PROVIDED BY (USED IN)
    DISCONTINUED OPERATIONS                                          85,028          (2,237,433)           (709,924)

  NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,002,775             263,819             145,882

  CASH AND CASH EQUIVALENTS AT BEGINNING OF
    YEAR                                                            792,606             528,787             382,905

  CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 1,795,381         $   792,606         $   528,787

      The accompanying notes are an integral part of these statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States, Guam, and Canada. The Company is also a retail operator and international franchiser. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful life of the asset. Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Amortization of Goodwill

Goodwill is amortized on the straight-line method over ten to twenty-five years.

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

Vulnerability Due to Certain Concentrations

The Company's stores are concentrated (50%) in the factory outlet mall environment. At February 28, 1998, 34 Company-owned stores and 76 franchise stores of 220 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment and to changes in the level of construction of additional, new factory outlet mall locations.

Cash Equivalents

Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments having an original maturity of three months or less.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123.

Earnings (Loss) Per Share

In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during each year of 2,912,387, 2,908,492 and 2,797,201, for the fiscal years ended February 28 or 29, 1998, 1997 and 1996. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, adjusted for 17,158 and 89,769 incremental shares assumed issued on the exercise of common stock options during the fiscal years ended February 28, 1998 and February 29, 1996. The effect of stock options in 1997 would be antidilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term investments in money market funds, other liquid assets, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

Reclassifications

Certain reclassifications have been made to prior years' financial statements in order to conform with the presentation of the February 28, 1998 financial statements.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). SFAS No. 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographical areas and major customers.

Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of disclosures. Both SFAS No. 130 and SFAS No. 131 are effective for the Company in fiscal 1999.

NOTE 3 - INVENTORIES

Inventories consist of the following at February 28:


                                           1998                1997
Ingredients and supplies                $1,153,433          $1,041,367
Finished candy                           1,414,533           1,041,199
                                        $2,567,966          $2,082,566


NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

Property and equipment                   1998                  1997
Land                             $        513,618    $        122,558
Building                                3,665,581           3,644,357
Machinery and equipment                 6,023,347           5,449,261
Furniture and fixtures                  2,072,208           2,267,437
Leasehold improvements                  1,389,608           1,410,948
Transportation equipment                  293,357             246,499
                                       13,957,719          13,141,060

Less accumulated depreciation           4,285,276           3,400,719

Property and equipment, net      $      9,672,443    $      9,740,341


NOTE 5 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 1998 the Company had a $2,000,000 line of credit from a bank, collateralized by substantially all of the Company's assets with exception of the Company's retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 30% of eligible inventory up to $500,000. Interest on borrowings is at prime (8.5% at February 28, 1998 and 8.25% at February 28, 1997). Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 60 consecutive days during the term of the loan. The credit line expires in July, 1998.

The terms of the Line of Credit and notes payable with the bank provide for the maintenance of certain financial covenants. Due to the level of capital spending the Company was out of compliance with one covenant for the year ended February 28, 1998. The Company received a waiver for such non-compliance.

On May 15, 1998, the Company used its line of credit to fund the purchase of 336,000 shares and to lend certain officers and directors funds to acquire 40,000 shares of its issued and outstanding common stock. See Note 13.



 Long-Term Debt

 Long-term debt consists of the following at February 28:
                                                                                    1998             1997
 Chattel mortgage note payable in monthly installments of $10,500 through
 March, 2001 including interest at 8.25% per annum, collateralized by
 machinery, equipment, furniture and fixtures.                              $      320,793  $    415,557

 Real estate mortgage note payable in monthly installments of $17,490 through April, 2011; interest rate of 8.25%; collateralized by land and factory building. Interest adjusted to prime in May, 2001 and every five years thereafter until maturity in April 2016.
                                                                                 1,969,930     1,614,033

 Chattel mortgage note payable in monthly
 installments of $12,359 through April, 2002
 including interest at 8.25% per annum,
 collateralized by equipment                                                       521,427       622,158


 Chattel mortgage note payable in monthly installments of $24,613 through
 April, 2003 including interest at 8.94% per annum, collateralized by
 machinery, equipment, furniture and fixtures.                                   1,251,663     1,434,090

 Chattel mortgage note payable in monthly installments of $5,472 through
 January, 2002; interest rate of
 10.36%; collateralized by machinery, equipment, furniture and fixtures.           210,669       248,849

 Chattel mortgage note payable in monthly installments of $6,396 through
 April, 2003 including interest at 9.72% per annum, collateralized by
 equipment, furniture and fixtures                                                 326,001       368,783

 Chattel mortgage note payable in monthly installments of $10,177 through
 October, 2001 including interest at 10.35% per annum, collateralized by
 machinery, equipment, furniture and fixtures.                                     371,265       450,432

 Chattel mortgage notes payable in monthly
 installments of $43,031 through March 2002 including interest at 8.75% to
 9.44% per annum, collateralized by equipment, furniture and fixtures.           1,604,344     1,431,291




 NOTE 5 - LINE OF CREDIT AND LONG-TERM DEBT - CONTINUED

 Long-Term Debt - Continued

 Chattel mortgage notes payable in monthly installments of $13,251 through
 July, 2002 including interest at 10.5% per annum, collateralized by
 machinery, equipment, furniture and fixtures.                                     550,081             -

                                                                                 7,126,173     6,585,193
 Less current maturities                                                         1,132,900       847,881
                                                                            $    5,993,273   $ 5,737,312





Maturities of long-term debt are as follows for the years ending February 28 or 29:

            1999                $    1,132,900
            2000                     1,241,915
            2001                     1,345,878
            2002                     1,132,483
            2003                       531,827
            Thereafter               1,741,170
                                $    7,126,173


NOTE 6 - OPERATING LEASES

The Company conducts its retail sales operations in facilities leased under five to ten year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.


The following is a schedule by year of future minimum rental payments required under such leases for the year ending February 28 or 29:

      1999                             $     1,168,423
      2000                                   1,067,964
      2001                                     966,151
      2002                                     566,743
      2003                                     366,306
      Thereafter                               442,562
                                       $     4,578,149


In some instances, in order to retain the right to site selection or because of requirements imposed by the lessor, the Company has leased space for its proposed franchise outlets. When a franchise was sold, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows for the years ending February 28 or 29:

            1999                          $     1,239,663
            2000                                1,067,406
            2001                                  848,167
            2002                                  563,461
            2003                                  307,461
            Thereafter                            577,264
                                          $     4,603,422


The following is a schedule of lease expense for all operating leases for the three years ended February 28 or 29:

                                  1998              1997             1996
 Minimum rentals               $   2,454,744     $   2,278,591    $   1,547,817
 Less sublease rentals           (1,294,202)       (1,184,301)        (982,780)
 Contingent rentals                  100,771            47,116           56,037
                               $   1,261,313     $   1,141,406    $     621,074

NOTE 7 - INCOME TAXES

Income tax expense (benefit) relating to continuing operations is comprised of the following for the years ending February 28 or 29:

                                      1998             1997              1996
           Current
             Federal               $   18,520      $   230,618        $  533,052
             State                      2,454            9,896            56,885
           Total Current               20,974          240,514           589,937

           Deferred
             Federal                  677,849        (768,992)           110,327
             State                     89,817         (87,028)             7,846
           Total Deferred             767,666        (856,020)           118,173
           Total                   $  788,640      $ (615,506)        $  708,110

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

                                          1998           1997          1996
    Statutory rate                            34.0%          34.0%         34.0%
    Goodwill amortization                       .4%            .4%           .4%
    State  income  taxes, net of federal
    benefit                                    3.1%           3.0%          2.2%
    Other                                      1.0%            .5%           .4%
    Effective Rate                            38.5%          37.9%         37.0%

The components of deferred income taxes at February 28, 1998 and 1997 are as follows:

         Deferred Tax Assets                              1998           1997
          Allowance for doubtful accounts             $    82,877    $    99,728
          Accrued compensation                             70,774         63,666
          Deferred income                                       -         35,944
          Contribution carryover                           26,511          9,610
          Loss provisions                                 206,902        767,796
          Alternative minimum tax carryforward             85,689         85,689
          Deferred lease rentals                           26,167         33,914
                                                          498,920      1,096,347
         Deferred Tax Liabilities - Depreciation        (620,016)     (449,777)
         Net deferred tax asset (liability)           $ (121,096)    $  646,570

NOTE 8 - PREFERRED STOCK

On February 15, 1995, the Company called for redemption all outstanding shares of its $1.00 Cumulative Convertible Preferred Stock at a redemption price of $10.41, including $.21 in unpaid, accrued dividends. As of March 17, 1995, all preferred shares had been converted or redeemed.

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

NOTE 9 - STOCK OPTION PLANS

Under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan") options to purchase 215,000 shares of the Company's common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Options representing the right to purchase 90,000 shares of the Company's common stock remained outstanding under the 1985 Plan at February 28, 1998.

Under the 1995 Stock Option Plan (the "1995 Plan") and the Nonqualified Stock Option Plan for Nonemployee Directors (the "Director's Plan"), options to purchase up to 150,000 and 90,000 shares, respectively, of the Company's common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years. Options representing the right to purchase 160,000 and 40,000 shares of the Company's common stock were outstanding under the 1995 Plan and Director's Plan, respectively, at February 28, 1998.

Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised, in March 1998 through January 2007. Options for 151,000 shares were exercisable at February 28, 1998.

The Company has adopted the disclosure-only provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation". In accordance with those provisions, the Company applies APB opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Financial Accounting Standard 123, net income (loss) and diluted income (loss) per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28 (in 000's except per share amounts):

                                                  1998        1997          1996
   Net Income (Loss)-as reported                $   240    $   (1,366)    $   1,208
   Net Income (Loss)-pro forma                  $   177    $   (1,530)    $     876
   Basic Income (Loss) per Share-as reported    $   .08    $     (.47)    $     .43
   Diluted Income (Loss) per Share-as reported  $   .08    $     (.47)    $     .42
   Basic Income (Loss) per Share-pro forma      $   .06    $     (.53)    $     .31
   Diluted Income (Loss) per Share-pro forma    $   .06    $     (.53)    $     .30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

                                              1998         1997         1996
 Expected dividend yield                        0%           0%           0%
 Expected stock price volatility               65%          50%          50%
 Risk-free interest rate                      6.0%         6.5%         6.5%
 Expected life of options                   7 years      7 years      7 years

Additional information with respect to options outstanding under the Plans at February 28, 1998, and changes for the three years then ended was as follows:

                                                             1998
                                                                    Weighted
                                                                    Average
                                                    Shares       Exercise Price
       Outstanding at beginning of year                272,000         $   9.01
       Granted                                          55,000             4.55
       Forfeited                                      (37,000)            11.80

       Outstanding at end of year                      290,000             7.81

       Options exercisable at February 28,
       1998                                            151,000             9.22

       Weighted average fair value per share
       of options granted during 1998 was
       $3.44.

                                                             1997
                                                                    Weighted
                                                                    Average
                                                    Shares       Exercise Price
       Outstanding at beginning of year                224,000         $  11.95
       Granted                                         111,000             7.05
       Exercised                                       (7,000)             3.75
       Canceled                                       (56,000)            18.25

       Outstanding at end of year                      272,000             9.01

       Options exercisable at February 28,
       1997                                            161,000            10.11

       Weighted average fair value per share
       of options granted during 1997 was
       $4.04.

                                                            1996
                                                                    Weighted
                                                                    Average
                                                    Shares       Exercise Price
       Outstanding at beginning of year                186,000         $   6.95
       Granted                                          87,000            18.19
       Exercised                                      (48,000)             3.79
       Forfeited                                       (1,000)            18.25

       Outstanding at end of year                      224,000            11.95

       Options exercisable at February 28,
       1997                                            200,000            11.19

       Weighted average fair value per share
       of options granted during 1996 was
       $10.79.

Information about stock options outstanding at February 28, 1998 is summarized as follows:

                                                    Options Outstanding
                                            Weighted average
                                Number          remaining       Weighted average
Range of exercise prices     outstanding     contractual life    exercise price
$3.125 to 4.50                 105,000          6.19 years          $   4.06
$5.125 to 7.75                 117,000          8.05 years              7.11
$11.50 to 18.00                 68,000          6.40 years             14.79

                               290,000

                                                    Options Exercisable
                                                                   Weighted
                                                 Number            average
Range of exercise prices                       exercisable      exercise price
$3.125 to 4.50                                   53,000           $    3.62
$5.125 to 7.75                                   30,800                6.62
$11.50 to 18.00                                  67,200               14.83

                                                151,000

NOTE 10 - LOSS PROVISIONS

Loss provisions were provided as follows in the fiscal year ended February 28, 1997:

Store Closures

On February 11, 1997 the Company adopted a plan to close eight underperforming Company-owned stores. The Company made a loss provision in February, 1997 for closure of these stores in the total amount of $1,302,000 including $138,000 for estimated operating losses to date of closure, $473,000 for estimated cost of settlement of leases, and $691,000 for writedown of store assets to their estimated recoverable values. A loss provision of $56,000 was made in February, 1997 for estimated cost of settlement of leases relating to the Company's liability as primary lessee on sublet franchise outlets (also see Note 6).

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

Litigation Settlements

In fiscal 1997 the Company settled in the amount of $154,000, litigation brought against it for premature lease termination resulting from closure in fiscal 1996 of one Company-owned store and of one franchised store where the Company was the primary lessee on the franchisee-sublet location.

NOTE 11 - DISCONTINUED OPERATION

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations.

On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. The Company expects this transaction to close on or about July 31, 1998 (the "Closing Date"). The purchase price includes $180,000 cash, $100,000 of which is payable at the Closing Date and the remaining $80,000 due six months from the Closing Date. Pursuant to the agreement, the Company will receive four Rocky Mountain Chocolate Factory stores currently operated as franchised stores by one of the purchasers and valued at approximately $1.42 million.

The estimated loss on disposition of Fuzziwig's of $929,000 (inclusive of estimated losses during the phase out period of $250,000), net of applicable income tax benefit of $587,000, has been recorded in the accompanying statement of operations for the year ending February 28, 1998. Losses related to the disposition amounted to $653,234 for the fourth quarter.

Operating results of the discontinued operation have been reclassified from amounts previously reported and have been reported separately in the statements of operations.

Summarized financial information for the discontinued operation for the years ended February 28 or 29 follow:

                                              1998         1997         1996
 Revenues                                 $ 2,928,403  $ 1,991,863  $   191,157

 Income (loss) from the discontinued
 operation, net of income tax (benefit)
 expense of ($57,235), ($217,008),           (90,849)    (355,991)          666
 and $390

 Provision for loss on disposal, net of
 income tax benefit of $586,766             (929,234)            -            -

 The net assets of the discontinued operation have been segregated in the February 28, 1998 and 1997 balance sheets as follows:

                                                1998                1997
 Net current assets:
 Inventories                               $        178,765    $        228,755
 Other current assets                                29,803               3,066
 Deferred income taxes                              103,673                   -
 Current liabilities                              (267,890)                   -
                                           $         44,351    $        231,821

 Net non-current assets:
 Net property, plant and equipment         $      1,159,969    $      2,035,027
 Other assets                                        38,067             206,115
 Deferred income taxes                              357,645             119,069
                                           $      1,555,681    $      2,360,211

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

                                               1998         1997         1996
 Interest Paid                              $  658,700   $  469,237   $  301,481
 Income Taxes Paid (Received)                 (30,619)      436,932      812,589

 Non-Cash Financing Activities:

 Company Financed Sales of Retail Store
   Assets                                      715,931      110,000            -
 Conversion of Preferred Stock into
   Common Stock                                                            1,309

NOTE 13 - SUBSEQUENT EVENT

On May 15, 1998, the Company purchased 336,000 shares and certain of its directors and executive officers purchased 104,000 shares of the Company's issued and outstanding common stock at $5.15 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders. The Company loaned certain officers and directors the funds to acquire 40,000 of the 104,000 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and are due May 15, 2003.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                      PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

    NAME                        AGE                   POSITION
    Franklin E. Crail.........  56   Chairman of the Board, President,
                                        Treasurer and Director
    Edward L. Dudley..........  34   Vice President - Sales and Marketing
    Gary S. Hauer.............  53   Vice President - Manufacturing and
                                        Director
    Clifton W. Folsom.........  44   Vice President - Franchise Support
    Jay B. Haws...............  47   Vice President - Creative Services
    Bryan J. Merryman.........  37   Vice President - Finance and Chief
                                        Financial Officer
    Virginia M. Perez.........  60   Corporate Secretary
    Lee N. Mortenson..........  62   Director
    Fred M. Trainor...........  59   Director
    Gerald A. Kien............  67   Director
    Everett A. Sisson.........  77   Director

Franklin E. Crail

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

Edward L. Dudley

Mr. Dudley joined the Company in January 1997 to spearhead the Company's newly-formed Product Sales Development function as Vice President - Sales and Marketing, with the goal of increasing the Company's factory and retail sales. During his 10 year career with Baxter Healthcare Corporation, Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997. Mr. Dudley holds B.S. degrees in Finance and Accounting from the University of Colorado.

Gary S. Hauer

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

Clifton W. Folsom

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

Jay B. Haws

Mr. Haws joined the Company in August 1991 as Vice President of Creative Services. Since 1981, Mr. Haws had been closely associated with the Company both as a franchisee and marketing/graphic design consultant. From 1986 to 1991 he was Vice-President and President of Chocolate Factory, Inc., which operated two Rocky Mountain Chocolate Factory franchises located in San Francisco, California. From 1983 to 1989 he served as Vice President of Marketing for Image Group, Inc., a marketing communications firm based in Northern California. Concurrently, Mr. Haws was co-owner of two other Rocky Mountain Chocolate Factory franchises located in Sacramento and Walnut Creek, California. From 1973 to 1983 he was principal of Jay Haws and Associates, an advertising and graphic design agency. Mr. Haws holds a B.A. in graphics design and communication from California State University.

Bryan J. Merryman

Mr. Merryman joined the Company in December 1997 as Vice President-Finance and Chief Financial Officer. Prior to joining the Company, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm) from January 1997 to December 1997. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of aftermarket auto parts from July 1996 to November 1997 and was employed for more than eleven years by Deloitte and Touche LLP, most recently as a senior manager.

Virginia M. Perez

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

Gerald A. Kien

Dr. Kien was first elected as a Director of the Company in August 1995. From 1993 to 1995 Dr. Kien served as President and Chief Executive Officer of Remote Sensing Technologies, Inc., a subsidiary of Envirotest Systems, Inc., a company engaged in the development of instrumentation for vehicle emissions testing. From 1989 to 1993 Dr. Kien served as Chairman, President and Chief Executive Officer of Sun Electric Corporation, a manufacturer of automotive test equipment, and has served as a Director and as Chairman of the Executive Committee of that Company since 1980. Sun Electric merged with Snap-On Tools in 1993, and Dr. Kien remained as President of the Sun Electric division of Snap-On Tools until his retirement in 1994. Dr. Kien was a co-founder of the First National Bank of Hoffman Estates and remained as a Director from 1979 to 1990, and was a Director of the Charter Bank and Trust of Illinois from 1984 to 1990. He served as a Director of Systems Control, Inc. and Vehicle Test Technologies, Inc., from 1989 to 1993, both of which are engaged in emissions testing of motor vehicles. Dr. Kien received his Ph.D. from the University of Illinois Graduate College of Medicine, in 1959.

Lee N. Mortenson

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

Everett A. Sisson

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

Fred M. Trainor

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company has no knowledge that any Director, executive officer or 10% stockholder was required to file a Form 5 for fiscal 1998 and failed to do so, and the Company has received a written representation that a Form 5 was not required from each such person. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers and 10% stockholders and copies of the reports filed by them with the Securities and Exchange Commission.


                           ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid for the years indicated to the Company's "Named Officers". No other executive officers of the Company met the minimum compensation threshold of $100,000 for inclusion in the table.

                          SUMMARY COMPENSATION TABLE
                                                                   LONG-TERM
                                                                  COMPENSATION
                                                                     AWARDS-
                                           ANNUAL COMPENSATION     SECURITIES
                                                                   UNDERLYING
 NAME AND PRINCIPAL                                                  OPTIONS         ALL OTHER
     POSITION                  YEAR       SALARY(1)       BONUS      (#)(2)       COMPENSATION(3)
Franklin E. Crail,
  Chairman of the Board
  and President                1998       $150,000            -            -          $2,250
                               1997       $150,000            -            -          $2,250
                               1996       $146,538      $10,000            -          $1,833
Gary S. Hauer,
  Vice President -
  Manufacturing                1998       $100,000      $12,500            -          $2,250
                               1997(4)    $ 75,071            -       30,000               -
                               1996              -            -            -               -

(1) Includes amounts deferred at the Named Officers' election pursuant to the Company's 401(k) Plan.
(2) Options to acquire shares of Common Stock under the 1995 Stock Option Plan. All options have ten-year terms. The options granted vest with respect to one-fifth of the shares covered thereby annually beginning on the date of grant.
(3) Represents Company contributions on behalf of the Named Officers under the Company's 401(k) Plan.
(4)     Mr. Hauer joined the Company as an officer in May 1996.

Additional columns required by Securities and Exchange Commission rules to be included in the foregoing table, and certain additional tables required by such rules, have been omitted because no compensation required to be disclosed therein was paid or awarded to the Named Officers.

OPTION GRANTS DURING FISCAL 1998

Neither of the Named Officers received grants in fiscal 1998.

AGGREGATED OPTION EXERCISES DURING FISCAL 1998 AND FISCAL YEAR END OPTION VALUES

The following table provides information regarding the number and value of options held by the Named Officers at fiscal year end. No options were exercised by the Named Officers during fiscal 1998. The Company does not have any outstanding stock appreciation rights.


                                                   Number of Securities
                      Shares                      Underlying Unexercised        Value of Unexercised In-
                    Acquired on     Value             Options at Fiscal        the-Money Options at Fiscal
                     Exercise     Realized              Year End (#)                Year End ($) (1)
    Name                (#)          (#)         Exercisable  Unexercisable    Exercisable  Unexercisable
Franklin E. Crail            -          -                 -              -              -              -
Gary S. Hauer                -          -             6,000         24,000              -              -

(1) The closing bid price of the Common Stock on the Nasdaq Stock Market on February 27, 1998, was $4.75 per share. None of the options held by the Named Officers were in the money on that date.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive any compensation for serving on the Board or on committees. Directors who are not officers or employees are entitled to receive stock option awards under the Company's 1990 Nonqualified Stock Option Plan for Nonemployee Directors (the "Director's Plan").

The Director's Plan, as amended, provides for automatic grants of nonqualified stock options covering a maximum of 90,000 shares of Common Stock of the Company to Directors of the Company who are not also employees or officers of the Company and who have not made an irrevocable, one-time election to decline to participate in the plan. The Director's Plan provides that during the term of the plan options will be granted automatically to new nonemployee Directors upon their election. Each such option permits the nonemployee Director to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant of the option. Each nonemployee Director's option may be exercised in full during the period beginning one year after the grant date of such option and ending ten years after such grant date, unless the option expires sooner due to termination of service or death.

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

                  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

The following table sets forth information, at May 29, 1998, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the shares of the Company's Common Stock beneficially owned by each Director and nominee (which includes the Named Officers) and (iii) by Directors and executive officers of the Company as a group.

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

Common Stock not outstanding that is subject to options is deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by the person holding such options, but is not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

Common Stock
                             Amount and
Name of                      Nature of           Percent
Beneficial                   Beneficial          of
Owner                        Ownership           Class
Franklin E. Crail (1)        298,107             11.5%
Clyde Wm. Engle et al. (1)   219,357      (2)     8.5%
Fred M. Trainor               70,000      (4)     2.7%
Gary S. Hauer                 31,991      (3)     1.2%
Everett A. Sisson             10,000      (4)      .4%
Gerald A. Kien                10,000      (4)      .4%
Lee N. Mortenson              21,000      (4)      .8%
All executive officers
  and directors as a
  group (10 persons)         565,502      (5)    21.8%

(1) Mr. Engle's address is 4433 West Touhy Avenue, Lincolnwood, Illinois 60646. Mr. Crail's address is the same as the Company's address.

(2) The following information was provided to the Company by Mr. Engle. Of the 219,357 shares indicated as being beneficially owned by Mr. Engle, 115,000 shares are owned by GSC Enterprises, Inc., a corporation in which Mr. Engle owns a majority interest, and 10,000 shares are owned beneficially by members of Mr. Engle's immediate family. Mr. Engle disclaims beneficial ownership of the shares owned by his family members.

(3) Includes 12,000 shares Mr. Hauer has the right to acquire within 60 days through the exercise of employee stock options previously granted to him and 5,991 shares beneficially owned by his wife. Mr. Hauer disclaims beneficial ownership of the shares owned by his wife. Mr. Hauer has pledged 8,000 shares owned by him to the Company to secure payment of certain indebtedness to the Company incurred by Mr. Hauer in connection with his purchase of such shares.

(4) Includes 10,000 shares that Messrs. Mortenson, Trainor, Sisson and Kien each has the right to acquire within 60 days through the exercise of options granted pursuant to the Director's Plan. Mr. Mortenson has pledged 8,000 shares owned by him to the Company to secure payment of certain indebtedness to the Company incurred by Mr. Mortenson in connection with his purchase of such shares.

(5) Includes shares which officers and directors as a group have the right to acquire through the exercise of options granted pursuant to the Company's 1985 Incentive Stock Option Plan, 1995 Stock Option Plan, and the Director's Plan.


               ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                         NONE


                                       PART IV.

                      ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

                                                                            Page
Report of Independent Certified Public Accountants                           27

Statements of Operations                                                     28

Balance Sheets                                                               30

Statements of Changes in Stockholders' Equity                                31

Statements of Cash Flows                                                     32


     2.   Financial Statement Schedules

          Schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     3.   Exhibits

  Exhibit                                                Incorporated by
  Number             Description                          Reference to
  3.1        Articles of Incorporation of         Exhibit 3.1 to Current Report
             the Registrant, as amended           on Form 8-K of the Registrant
                                                  filed on August 1, 1988.

  3.2        By-laws of the Registrant, as        Filed herewith.
             amended on November 25, 1997

  4.1        Specimen Common Stock                Exhibit 4.1 to Current Report
             Certificate                          on Form 8-K of the Registrant
                                                  filed on August 1, 1988.

  4.2        Term Loan and Credit Agreement       Exhibit 4.18 to the Annual
             dated April 5, 1996 in the amount    Report on Form 10-K of
             of $2,000,000 between Norwest        Registrant for the fiscal year
             Banks and the Registrant             ended February 29, 1996.

  4.3        Amendments dated February 5, 1997,   Exhibit 4.12 to the Annual
             May 2, 1997, and May 22, 1997 to     Report on Form 10-K of the
             Term Loan and Credit Agreement       Registrant for the fiscal year
             dated April 5, 1996 in the amount    ended February 28, 1997.
             of $2,000,000 between Norwest
             Banks and the Registrant

  4.4        Amendments dated December 23,        Filed herewith.
             1997, March 9, 1998, & May 6,
             1998 to Term Loan and Credit
             Agreement dated April 5, 1996
             in the amount of $2,000,000
             between Norwest Banks and the
             Registrant

  4.5        Instruments with respect to
             long-term debt not exceeding
             10% of the total assets of the
             Company have not been filed.
             The Company agrees to furnish
             a copy of such instruments to
             the Securities and Exchange
             Commission upon request.

  10.1       Form of Stock Option Agreement       Exhibit 10.3 to the Annual
             for Incentive Stock Option           Report on Form 10-K of the
             Plan of the Registrant *             Registrant for the fiscal
                                                  year ended February 28, 1986.

  10.2       Incentive Stock Option Plan of       Exhibit 10.2 to the Annual
             the Registrant as amended July       Report on Form 10-K of the
             27, 1990 *                           Registrant for the fiscal year
                                                  ended February 28, 1991.

  10.4       Current form of franchise            Exhibit 10.4 to the Annual
             agreement used by the                Report on Form 10-K of the
             Registrant                           Registrant for the fiscal
                                                  year ended February  28, 1997.

  10.5       Form of Real Estate Lease            Exhibit 10.7 to Registration

  Exhibit                                                Incorporated by
  Number             Description                          Reference to
             between the Registrant as            Statement on Form S-18
             Lessee and franchisee as             (Registration No. 33-2016-D).
             Sublessee

  10.7       Form of Nonqualified Stock           Exhibit 10.8 to the Annual
             Option Agreement for                 Report on Form 10-K of the
             Nonemployee Directors of the         Registrant for the fiscal
             Registrant *                         year ended February 28, 1991.

  10.8       Nonqualified Stock Option Plan       Exhibit 10.9 to the Annual
             for Nonemployee Directors            Report on Form 10-K of the
             dated March 20, 1990 *               Registrant for the fiscal
                                                  year ended February 28, 1991.

  10.9       1995 Stock Option Plan of the        Exhibit 10.9 to Registration
             Registrant*                          Statement on Form S-1
                                                  (Registration No. 33-62149)
                                                  filed August 25, 1995.

  10.10      Forms of Incentive Stock             Exhibit 10.10 to Registration
             Option Agreement for 1995            Statement on Form S-1
             Stock Option Plan*                   (Registration No. 33-62149)
                                                  filed on August 25, 1995.

  10.11      Forms of Nonqualified Stock          Exhibit 10.11 to Registration
             Option Agreement for 1995            Statement on Form S-1
             Stock Option Plan*                   (Registration No. 33-62149)
                                                  filed on August 25, 1995.

  10.12      Form of Indemnification              Filed herewith.
             Agreement between the
             Registrant and its directors

  10.13      Form of Indemnification              Filed herewith.
             Agreement between the
             Registrant and its officers

  10.14      Form of Promissory Note and          Filed herewith.
             Stock Pledge Agreement between
             the Registrant and certain
             of its officers and directors

  10.15      Asset Purchase Agreement dated       Filed herewith.
             June 5, 1998 between the
             Registrant as seller and
             Resort Confections, Inc. et al.,
             as purchasers

  11.1       Statement re: computation of         Filed herewith.
             per share earnings

  23.1       Consent of Independent Public        Filed herewith.
             Accountants

  27.1       Fiscal 1998 Financial Data           Filed herewith.

  Exhibit                                                Incorporated by
  Number             Description                          Reference to
             Schedule

  27.2       Restated fiscal 1997 Financial       Filed herewith.
             Data Schedule

  27.3       Restated fiscal 1996 Financial       Filed herewith.
             Data Schedule.

*  Management contract or compensatory plan

(b)  REPORTS ON FORM 8-K.
     -------------------

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCKY MOUNTAIN CHOCOLATE
                                          FACTORY, INC.

                                        By/S/ Bryan J. Merryman
                                              -------------------
                                              BRYAN J. MERRYMAN
                                              Vice-President - Finance
                                              Chief Financial Officer

Date:  June 10, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 10, 1998                           /S/ Franklin E. Crail
                                               --------------------------
                                               FRANKLIN E. CRAIL
                                               Chairman of the Board of
                                               Directors, President,
                                               Treasurer and Director
                                               (principal executive officer)

Date:  June 10, 1998                           /S/ Bryan J. Merryman
                                               --------------------------
                                               BRYAN J. MERRYMAN
                                               Vice President - Finance
                                               Chief Financial Officer
                                               (principal financial and
                                                accounting officer)

Date:  June 10, 1998                           /S/ Gary S. Hauer
                                               --------------------------
                                               GARY S. HAUER
                                               Vice President - Manufacturing,
                                               Director

Date:  June 10, 1998                           /S/ Gerald A Kien
                                               --------------------------
                                               GERALD A. KIEN, Director

Date:  June 10, 1998                           /S/ Lee N. Mortenson
                                               --------------------------
                                               LEE N. MORTENSON, Director

Date:  June 10, 1998                           /S/ Everett A. Sisson
                                               --------------------------
                                               EVERETT A. SISSON, Director

Date:  June 10, 1998                           /S/ Fred M. TRAINOR
                                               --------------------------
                                               FRED M. TRAINOR, Director

                                    EXHIBIT INDEX

                                                                  Sequentially
 Exhibit                                 Incorporated by            Numbered
 Number        Description                 Reference to               Page
 3.1      Articles of                Exhibit 3.1 to Current Report
          Incorporation of the       on Form 8-K of the Registrant
          Registrant, as amended     filed on August 1, 1988.

 3.2      By-laws of the             Filed herewith.
          Registrant, as amended
          on November 25, 1997

 4.1      Specimen Common Stock      Exhibit 4.1 to Current Report
          Certificate                on Form 8-K of the Registrant
                                     filed on August 1, 1988.

 4.2      Term Loan and Credit       Exhibit 4.18 to the Annual
          Agreement dated April 5,   Report on Form 10-K of
          1996 in the amount of      Registrant for the fiscal
          $2,000,000 between         year ended February 29, 1996.
          Norwest Banks and the
          Registrant

 4.3      Amendments dated           Exhibit 4.12 to the Annual
          February 5, 1997, May 2,   Report on Form 10-K of the
          1997, and May 22, 1997     Registrant for the fiscal year
          to Term Loan and Credit    ended February 28, 1997.
          Agreement dated April 15,
          1996 in the amount of
          $2,000,000 between
          Norwest Banks and the
          Registrant

 4.4      Amendments dated           Filed herewith.
          December 23, 1997,
          March 9, 1998, & May 6,
          1998 to Term Loan and
          Credit Agreement dated
          April 5, 1996 in the
          amount of $2,000,000
          between Norwest Banks and
          the Registrant

 4.5      Instruments with
          respect to long-term
          debt not exceeding 10%
          of the total assets of
          the Company have not
          been filed.  The
          Company agrees to
          furnish a copy of such
          instruments to the
          Securities and Exchange
          Commission upon
          request.

 10.1     Form of Stock Option       Exhibit 10.3 to The Annual
          Agreement for the          Report on Form 10-K of the
          Registrant *               Registrant for the fiscal year
                                     ended February 28, 1986.

 10.2     Incentive Stock Option     Exhibit 10.2 to the Annual
          Plan of the Registrant     Report on Form 10-K of the
          as amended July 27,        Registrant for the fiscal year
          1990 *                     ended February 28, 1991.

 10.4     Current form of            Exhibit 10.4 to the Annual
          franchise agreement        Report on Form 10-K of the
          used by the Registrant     Registrant for the fiscal year
                                     ended February 28, 1997.

                                                                  Sequentially
 Exhibit                                 Incorporated by            Numbered
 Number        Description                 Reference to               Page
 10.5     Form of Real Estate        Exhibit 10.7 to Registration
          Lease between the          Statement on Form S-18
          Registrant as Lessee       (Registration No. 33-2016-D).
          and franchisee as
          Sublessee

 10.7     Form of Nonqualified       Exhibit 10.8 to the Annual
          Stock Option Agreement     Report on Form 10-K of the
          for Nonemployee            Registrant for the fiscal year
          Directors for the          ended February 28, 1991.
          Registrant *

 10.8     Nonqualified Stock         Exhibit 10.9 to the Annual
          Option Plan for            Report on Form 10-K of the
          Nonemployee Directors      Registrant for the fiscal year
          dated March 20, 1990 *     ended February 28, 1991.


 10.9     1995 Stock Option Plan     Exhibit 10.9 to Registration
          of the Registrant*         Statement on Form S-1
                                     (Registration No. 33-62149)
                                     filed August 25, 1995.

 10.10    Forms of Incentive         Exhibit 10.10 to Registration
          Stock Option Agreement     Statement on Form S-1
          for 1995 Stock Option      (Registration No. 33-62149)
          Plan*                      filed on August 25, 1995.

 10.11    Forms of Nonqualified      Exhibit 10.11 to Registration
          Stock Option Agreement     Statement on Form S-1
          for 1995 Stock Option      (Registration No. 33-62149)
          Plan*                      filed on August 25, 1995.

 10.12    Form of Indemnification    Filed herewith.
          Agreement between the
          Registrant and its
          directors

 10.13    Form of Indemnification    Filed herewith.
          Agreement between the
          Registrant and its
          officers

 10.14    Form of Promissory Note    Filed herewith.
          and Stock Pledge Agreement
          between the Registrant and
          certain of its officers
          and directors

 10.15    Asset Purchase             Filed herewith.
          Agreement dated June 5,
          1998 between the
          Registrant as seller and
          Resort Confections, Inc.
          et al., as purchasers

                                                                  Sequentially
 Exhibit                                 Incorporated by            Numbered
 Number        Description                 Reference to               Page
 11.1     Statement re:              Filed herewith.
          computation of per
          share earnings

 23.1     Consent of Independent     Filed herewith.
          Public Accountants

 27.1     Fiscal 1998 Financial      Filed herewith.
          Data Schedule

 27.2     Restated fiscal 1997       Filed herewith.
          Financial Data Schedule

 27.3     Restated fiscal 1996       Filed herewith.
          Financial Data Schedule