Form 10-Q
period 1998-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1998-07-15
CIK 785815

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                    For the quarterly period ended May 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

On July 6, 1998 the registrant had outstanding 2,591,449 shares of its common stock, $.03 par value.



                      The exhibit index is located on page 14.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                     Page No.
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements                                          3-8

               Statements of Income                                      3

               Balance Sheets                                            4

               Statements of Cash Flows                                  5

               Notes to Interim Financial Statements                    6-8

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-13

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                             14

 Item 2.  Changes in Securities and Use of Proceeds                     14

 Item 3.  Defaults Upon Senior Securities                               14

 Item 4.  Submission of Matters to a Vote of Security Holders           14

 Item 5.  Other Information                                             14

 Item 6.  Exhibits and Reports on Form 8-K                              14

 SIGNATURES                                                             14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                STATEMENTS OF INCOME


                                                     Three Months Ended May 31,
                                                          1998         1997
REVENUES
  Sales                                                $4,808,806   $4,312,572
  Franchise and royalty fees                              764,742      775,111
  Total revenues                                        5,573,548    5,087,683

COSTS AND EXPENSES
  Cost of sales                                         2,559,119    2,228,892
  Franchise costs                                         278,989      265,499
  Sales and marketing                                     398,764      280,783
  General and administrative                             469,7174       59,337
  Retail operating                                      1,445,886    1,489,979
  Total costs and expenses                              5,152,475    4,724,490

INCOME FROM OPERATIONS                                    421,073      363,193

OTHER INCOME (EXPENSE)
  Interest expense                                       (178,668)    (167,658)
  Interest income                                          25,337       15,459
  Other, net                                             (153,331)    (152,199)

  INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     267,742      210,994

PROVISION FOR INCOME TAXES                                103,535       81,550

INCOME FROM CONTINUING OPERATIONS                         164,207      129,444

LOSS FROM DISCONTINUED OPERATIONS - NET OF
INCOME TAXES                                                  -        (41,323)

NET INCOME                                               $164,207      $88,121

  BASIC EARNINGS (LOSS) PER COMMON SHARE
  Continuing operations                                      $.06         $.04
  Discontinued operations                                     -           (.01)
  Net income                                                 $.06         $.03

DILUTED EARNINGS (LOSS) PER COMMON SHARE
  Continuing operations                                      $.06         $.04
  Discontinued operations                                     -           (.01)
  Net income                                                 $.06         $.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              2,908,644    2,912,299
DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                  17,431       10,011
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
  ASSUMING DILUTION                                     2,926,075    2,922,310


     The accompanying notes are an integral part of these financial statements.

                      ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                  BALANCE SHEETS


                                                          MAY 31,  FEBRUARY 28,
                                                           1998        1998
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $758,395   $1,795,381
  Accounts and notes receivable, less
    allowance for doubtful accounts of $202,173
    and $214,152                                        2,215,636    2,174,618
  Refundable income taxes                                 376,823      483,448
  Inventories                                           2,794,981    2,567,966
  Deferred income taxes                                   270,801      257,176
  Other                                                   196,762      103,195
  Net current assets of discontinued operations           112,987       44,351
  Total current assets                                  6,726,385    7,426,135

PROPERTY AND EQUIPMENT, NET                             9,919,302    9,672,443

OTHER ASSETS
  Net noncurrent assets of discontinued operations      1,599,332    1,555,681
  Accounts and notes receivable                           275,503      279,122
  Goodwill, less accumulated amortization of
    $338,469 and $325,848                                 583,531      596,152
  Other                                                   365,398      338,359
  Total other assets                                    2,823,764    2,769,314

Total assets                                          $19,469,451  $19,867,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                 $1,171,100   $1,132,900
  Line of credit                                        1,500,000          -
  Accounts payable                                      1,113,042    1,296,769
  Accrued salaries and wages                              803,275      707,737
  Other accrued expenses                                  359,056      339,481
   Total current liabilities                            4,946,473    3,476,887

LONG-TERM DEBT, LESS CURRENT MATURITIES                 5,688,091    5,993,273

DEFERRED INCOME TAXES                                     370,234      378,272

COMMITMENTS AND CONTINGENCIES                                 -            -

STOCKHOLDERS' EQUITY
  Common stock, $.03 par value, 7,250,000 shares
    authorized, 2,591,449 and 2,912,449 issued and
    outstanding                                            77,743       87,373
  Additional paid-in capital                            7,010,220    8,719,604
  Retained earnings                                     1,376,690    1,212,483
  Total stockholders' equity                            8,464,653   10,019,460

Total liabilities and stockholders' equity            $19,469,451  $19,867,892


     The accompanying notes are an integral part of these financial statements.

                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF CASH FLOWS


                                                           Three Months Ended
                                                                May 31,
                                                           1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $164,207      $88,121
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss from discontinued operations                           -       41,323
    Depreciation and amortization                         343,198      358,535
    Gain on sale of property and equipment                      -      (12,514)
    Increase in notes and accounts receivable            (167,399)     (36,689)
    Decrease in refundable income taxes                   106,625      159,099
    Increase in inventories                              (227,015)    (145,706)
    Increase in other assets                              (93,567)     (61,916)
    Decrease in accounts payable                         (183,727)     (64,400)
    Increase in income taxes payable                            -       43,714
    Deferred income taxes                                 (21,663)           -
    Increase in accrued liabilities                       115,113       42,569
    Decrease in deferred income                                 -      (93,000)
  Net cash provided by operating activities of
    continuing operations                                  35,772      319,136

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    (482,413)     (85,756)
  Decrease in other assets                                  7,938       12,466
  Net cash used in investing activities of
    continuing operations                                (474,475)     (73,290)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                  -      758,270
  Payments on long-term debt                             (266,982)    (215,947)
  Proceeds from line of credit                          2,825,000            -
  Payments on line of credit                           (1,325,000)           -
  Repurchase of stock                                  (1,767,764)           -
  Proceeds from exercise of stock options                  48,750            -
  Net cash (used in) provided by financing activities
    of continuing operations                             (485,996)     542,323

NET CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS                                             (112,287)      42,918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,036,986)     831,087

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,795,381      792,606

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $758,395   $1,623,693


     The accompanying notes are an integral part of these financial statements.

                      ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                       NOTES TO INTERIM FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. (the "Company") is a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and at its Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States, Guam, and Canada. The Company also sells selected product through outside distribution channels, including but not limited to national and international retailers, fundraising organizations and others. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method.

NOTE 3 - INVENTORIES

Inventories consist of the following:


                               May 31, 1998   February 28, 1998
  Ingredients and supplies      $1,184,506       $1,153,433
  Finished candy                 1,610,475        1,414,533
                                $2,794,981       $2,567,966


NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:


                               May 31, 1998   February 28, 1998
Land                            $  513,618       $  513,618
Building                         3,665,581        3,665,581
Machinery and equipment          6,392,892        6,023,347
Furniture and fixtures           2,159,661        2,072,208
Leasehold improvements           1,485,767        1,389,608
Transportation equipment           296,920          293,357
                                14,514,439       13,957,719

Less accumulated depreciation    4,595,137        4,285,276

Property and equipment, net     $9,919,302       $9,672,443


NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 6 - DISCONTINUED OPERATIONS

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

The operating results of Fuzziwig's have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the income statements. The current assets, net noncurrent assets and net cash flows of Fuzziwig's have been segregated and reported as separate line items in the balance sheets and statements of cash flows. The financial statements for prior periods have been restated to conform to this presentation.

Summarized financial information for the discontinued operations follows:


                                             Three Months Ended
                                                   May 31,
                                             1998           1997
Sales                                      $627,955       $719,792
Loss before taxes                           (36,847)       (67,358)
Loss from discontinued operations,
  net of income taxes                       (22,597)       (41,323)


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION


                                             Three Months Ended
                                                   May 31,
                                             1998           1997
  Interest paid                            $154,773       $ 156,027
  Income taxes refunded                      (3,090)       (147,298)


NOTE 8 - YEAR 2000 COMPLIANCE

The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999, to January 1, 2000. The Company has completed preliminary assessment of its computer and business processes, and is establishing mitigations to provide for their continued functionality. An assessment of the readiness of the external entities with which the Company interfaces is ongoing.

The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort is following a process of inventory, scoping and analysis, modification, testing and implementation. These efforts will be met primarily from existing resources through reprioritization of technology development initiatives.
The Company expects to complete the majority of its efforts in this area during 1998 with final completion in mid-1999. The estimated cost for this project is between $60,000 and $100,000 and is being funded through operating cash flows. The cost of the project and the expected completion dates are based on management's best estimates.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company's control including the receptivity of its franchise system and of customers in potential new distribution channels to its product introductions and promotional programs.

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

Results of Operations

Three Months Ended May 31, 1998 Compared to the Three Months Ended
May 31, 1997

Income from continuing operations for the three months ended May 31, 1998 was $164,200 or $.06 per share versus $129,400 or $.04 per share for the three months ended May 31, 1997. Loss from discontinued operations was $41,300 or $.01 per share for the three months ended May 31, 1997. Net income was $164,200 for the three months ended May 31, 1998 or $.06 per share versus $88,100 or $.03 per share for the three months ended May 31, 1997.

Revenues


                                                  Three Months Ended
                                                        May 31,                       %
($'s in thousands)                                1998           1997      Change         Change
Factory sales                                   $2,465.0       $1,834.1    $630.9          34.4%
Retail sales                                     2,343.8        2,478.5    (134.7)         (5.4)
Franchise fees                                      65.9          203.5    (137.6)        (67.6)
Royalty and Marketing fees                         698.8          571.6     127.2          22.3
  Total                                         $5,573.5       $5,087.7    $485.8           9.5%


Factory Sales

Factory sales increased $631,000 or 34.4% to $2.5 million in the first quarter of fiscal 1999, compared to $1.8 million in the first quarter of fiscal 1998. This was due to a shift in product mix from lower price point bulk products to higher price point packaged products driven by sales to new distribution channels, and to an increase in the number of franchised stores from 174 as of May 31, 1997 to 185 as of May 31, 1998. Total pounds shipped by the factory increased 16% to 428,000 in the first quarter of fiscal 1999 from 370,000 in the first quarter of fiscal 1998. The increase in pounds shipped was due primarily to an 80% increase in pounds shipped in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998 related to packaged products as discussed above. Same store pounds purchased from the factory by franchised stores declined by 0.6% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, partially offsetting increased factory sales. The decline in same store pounds purchased from the factory resulted primarily from increased sales at franchised stores of store-made product and product purchased from authorized vendors relative to factory-made products.

Retail Sales

Retail sales decreased $135,000 or 5.4% to $2.3 million in the first quarter of fiscal 1999, compared to $2.5 million in the first quarter of fiscal 1998. This decrease resulted from the sale or closure in the first quarter of fiscal 1998 of five underperforming Company-owned stores, partially offset by an increase in comparable store sales of 3.0%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $127,000 or 22.3% to $699,000 in the first quarter of fiscal 1999, compared to $572,000 in the first quarter of fiscal 1998. This increase resulted from an increase in the number of franchised stores operating to 185 in the first quarter of fiscal 1999 compared to 174 in the first quarter of fiscal 1998 and an increase in same store sales at franchised stores of approximately 9%. Franchise fee revenues decreased in the first quarter of fiscal 1999 due to a reduction in the number of new franchisees versus the first quarter of fiscal 1998. The Company expects its strategy of diversifying into new distribution channels to continue to reduce the percentage of the Company's profitability derived from the sale of new franchises to operate Rocky Mountain Chocolate Factory stores.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 53.2% in the first quarter of fiscal 1999 versus 51.7% in the first quarter of fiscal 1998.
This increase resulted from lower retail sales (due to fewer company stores), which generate higher margins than factory sales, and was partially offset by increased margins on both factory and retail sales. Company-owned store margins for the first quarter of 1999 improved to 62.0% from 61.6% in the first quarter of fiscal 1998 as a result of a focus on higher margin products. Factory margins improved to 32.3% in the first quarter of fiscal 1999 from 30.4% in the first quarter of fiscal 1998 as a result of improved manufacturing efficiencies realized from increased volume.

Franchise Costs

Franchise costs increased 5.1% from $265,000 in the first quarter of fiscal 1998 to $279,000 in the first quarter of fiscal 1999. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 36.5% in the first quarter of fiscal 1999 from 34.3% in the first quarter of fiscal 1998. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 67.6% decrease in income from franchise fees and to a lesser extent increased franchise support costs.

Sales and Marketing

Sales and Marketing costs increased 42% to $399,000 in the first quarter of fiscal 1999 from $281,000 in fiscal 1998. This increase is due to: (1) expansion of the Company's sales and marketing group to support a larger base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials made available to franchised and Company-owned stores; (3) establishment of a sales force focused on new distribution opportunities; and (4) enhanced customer service and new product marketing programs.

General and Administrative

General and administrative expenses increased 2.3% from $459,000 in the first quarter of fiscal 1998 to $470,000 in the first quarter of fiscal 1999. As a percentage of total revenues, general and administrative expenses declined from 9.0% in fiscal 1998 to 8.4% in fiscal 1999. The Company expects the trend of decreasing general and administrative expenses as a percentage of sales to continue due to its policy of controlling and maintaining its current cost structure.

Retail Operating Expenses

Retail operating expenses decreased from $1.49 million in the first quarter of fiscal 1998 to $1.45 million in the first quarter of fiscal 1999; a decrease of 3.0%. This decrease resulted from closing and selling certain Company-owned stores. Retail operating expenses, as a percentage of retail sales, increased slightly from 60.1% in the first quarter of fiscal 1998 to 61.7% in the first quarter of fiscal

1999.

Other Expense

Other expense of $153,000 incurred in the first quarter of fiscal 1999 approximated the $152,000 incurred in the first quarter of fiscal 1998. This resulted from increased interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion offset by increased interest income from excess cash balances.

Income Tax Expense

The Company's effective income tax rate in the first quarter of fiscal 1998 was 38.7%, which is approximately the same rate as the first quarter of fiscal 1999.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

Liquidity and Capital Resources

As of May 31, 1998 working capital was $1,780,000, compared with $3,949,000 as of February 28, 1998, a $2,169,000 decrease. This decrease is primarily the result of the use of working capital to repurchase 336,000 shares of the Company's common stock at $5.15 per share or $1,730,000 and cash flows used by investing and other financing activities in excess of cash flows generated by operating activities.

Cash and cash equivalent balances decreased from $1,795,000 as of February 28, 1998 to $758,000 as of May 31, 1998 as a result of cash flows used by investing and financing activities in excess of cash flows generated by operating activities. The Company's current ratio was 1.4 to 1 at May 31, 1998 in comparison with 2.1 to 1 at February 28, 1998.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of May 31, 1998 $2.0 million), and chattel mortgage notes (unpaid balance as of May 31, 1998 $4.9 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $2.0 million ($500,000 available as of May 31, 1998) working capital line of credit collateralized by substantially all of the Company's assets with exception of the Company's retail store assets. The line is subject to renewal in July, 1998.

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

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 1999.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          A. Exhibits

          27.1  Financial Data Schedule for the three months ended May 31, 1998.

          27.2 Restated Financial Data Schedule for the three months ended May 31, 1997.

          B. Reports on Form 8-K
          The Company filed a Current Report on Form 8-K dated May 18, 1998, reporting in item 5 the purchase by the Company and certain of its officers and directors of 336,000 and 104,000 shares of its common stock, respectively, from La Salle National Bank of Chicago, Illinois. The Company retired the 336,000 shares of the Company's common stock that it purchased.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                    (Registrant)

Date: July 14,1998            /s/             Bryan J. Merryman
                                 ----------------------------------------------
                                 Bryan J. Merryman, Vice President - Finance
                                 Chief Financial Officer and authorized officer