Form 10-Q
period 1998-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1998-10-14
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                             EXCHANGE ACT OF 1934

                       For the quarterly period ended August 31, 1998

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

On September 23, 1998 the registrant had outstanding 2,591,599 shares of its common stock, $.03 par value.



                     The exhibit index is located on page 20.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                        Page No.
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements                                                                                      3-9

                     Statements of Income                                                                                   3

                     Balance Sheets                                                                                         5

                     Statements of Cash Flows                                                                               6

                     Notes to Interim Financial Statements                                                                  7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                    10-19

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                         20

Item 2.          Changes in Securities and Use of Proceeds                                                                 20

Item 3.          Defaults Upon Senior Securities                                                                           20

Item 4.          Submission of Matters to a Vote of Security Holders                                                       20

Item 5.          Other Information                                                                                         20

Item 6.          Exhibits and Reports on Form 8-K                                                                          20

SIGNATURES                                                                                                                 20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                         Three Months Ended August 31,                Six Months Ended August 31,
                                                           1998                  1997                 1998                  1997
REVENUES
    Sales                                              $ 5,682,996            $ 5,079,202          $10,491,802          $ 9,391,774
    Franchise and royalty fees                             934,902                814,000            1,699,644            1,589,111
    Total revenues                                       6,617,898              5,893,202           12,191,446           10,980,885

COSTS AND EXPENSES
    Cost of sales                                        2,783,683              2,544,310            5,342,802            4,773,202
    Franchise costs                                        289,181                277,488              568,170              542,987
    Sales and marketing                                    428,807                278,576              827,571              559,359
    General and administrative                             463,228                451,453              932,945              910,790
    Retail operating                                     1,661,386              1,427,818            3,107,272            2,917,797
    Total costs and expenses                             5,626,285              4,979,645           10,778,760            9,704,135

INCOME FROM OPERATIONS                                     991,613                913,557            1,412,686            1,276,750

OTHER INCOME (EXPENSE)
    Interest expense                                      (176,946)              (169,815)            (355,614)            (337,473)
    Interest income                                         16,952                 30,065               42,289               45,524
    Other, net                                            (159,994)              (139,750)            (313,325)            (291,949)

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                           831,619                773,807            1,099,361              984,801

PROVISION FOR INCOME TAXES                                 321,590                299,075              425,125              380,625

INCOME FROM CONTINUING OPERATIONS                          510,029                474,732              674,236              604,176

INCOME (LOSS) FROM DISCONTINUED OPERATIONS -
    NET OF INCOME TAXES                                          -                 19,074                    -              (22,249)

NET INCOME                                             $   510,029            $   493,806          $   674,236          $   581,927

                                  (CONTINUED)


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                        STATEMENTS OF INCOME (CONTINUED)

                                                   Three Months Ended August 31,          Six Months Ended August 31,
                                                      1998              1997                1998               1997
BASIC EARNINGS (LOSS) PER COMMON SHARE
       Continuing operations                     $         .20      $         .16      $         .25      $         .21
       Discontinued operations                               -                .01                  -               (.01)
       Net income                                $         .20      $         .17      $         .25      $         .20

DILUTED EARNINGS (LOSS) PER COMMON SHARE
       Continuing operations                     $         .20      $         .16      $         .25      $         .21
       Discontinued operations                               -                .01                  -               (.01)
       Net income                                $         .20      $         .17      $         .25      $         .20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           2,595,981          2,912,353          2,730,459          2,912,326

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS               13,766             12,909             15,599             11,460

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                                2,609,747          2,925,262          2,746,058          2,923,786

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                                                        August 31,            February 28,
                                                                                          1998                   1998
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                          $    176,374           $  1,795,381
    Accounts and notes receivable, less allowance for doubtful
       accounts of $202,173 and $214,152                                                  1,876,155              2,174,618
    Refundable income taxes                                                                       -                483,448
    Inventories                                                                           3,247,608              2,567,966
    Deferred income taxes                                                                   360,849                257,176
    Other                                                                                   229,346                103,195
    Net current assets of discontinued operations                                                 -                 44,351
    Total current assets                                                                  5,890,332              7,426,135

PROPERTY AND EQUIPMENT, NET                                                              10,280,827              9,672,443

OTHER ASSETS
    Net noncurrent assets of discontinued operations                                              -              1,555,681
    Accounts and notes receivable                                                           349,028                279,122
    Goodwill, less accumulated amortization
      of $362,283 and $325,848                                                            1,499,717                596,152
    Other                                                                                   362,030                338,359
    Total other assets                                                                    2,210,775              2,769,314

Total assets                                                                           $ 18,381,934           $ 19,867,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                               $  1,140,500           $  1,132,900
    Line of credit                                                                          750,000                      -
    Accounts payable                                                                      1,336,689              1,296,769
    Accrued salaries and wages                                                              675,740                707,737
    Other accrued expenses                                                                  612,670                339,481
    Total current liabilities                                                             4,515,599              3,476,887

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   5,092,574              5,993,273

DEFERRED INCOME TAXES                                                                        20,627                378,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000 shares authorized,
       2,599,599 and 2,912,449 issued and outstanding                                        77,988                 87,373
    Additional paid-in capital                                                            7,037,172              8,719,604
    Retained earnings                                                                     1,886,719              1,212,483
    Less notes receivable from officers and directors                                      (248,745)                     -
    Total stockholders' equity                                                            8,753,134             10,019,460

Total liabilities and stockholders' equity                                             $ 18,381,934           $ 19,867,892


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                     Six Months Ended
                                                                                                         August 31,
                                                                                                 1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                              $   674,236            $   581,927
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Loss from discontinued operations                                                              -                 22,249
       Depreciation and amortization                                                            683,641                698,119
       Gain on sale of property and equipment                                                   (15,696)               (53,164)
       Decrease in accounts and notes receivable                                                178,557                131,963
       Decrease in refundable income taxes                                                      456,460                159,099
       Increase in inventories                                                                 (679,642)              (491,277)
       Increase in other assets                                                                 (99,163)               (60,157)
       Increase in accounts payable                                                              39,920                249,297
       Increase in income taxes payable                                                               -                264,282
       Decrease in deferred income taxes                                                          2,837                      -
       Increase (decrease) in accrued liabilities                                               (33,536)                23,707
       Decrease in deferred income                                                                    -                (93,000)
    Net cash provided by operating activities of continuing operations                        1,207,614              1,433,045


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                                 37,500                      -
    Purchases of property and equipment                                                        (701,952)              (623,768)
    Loans to officers and shareholders                                                         (248,750)                     -
    Decrease (increase) in other assets                                                          10,887                (85,159)
    Net cash used in investing activities of continuing operations                             (902,315)              (708,927)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                                      -              1,132,043
    Payments on long-term debt                                                                 (893,099)              (459,550)
    Proceeds from line of credit                                                              4,925,000                      -
    Payments on line of credit                                                               (4,175,000)                     -
    Repurchase of stock                                                                      (1,773,266)                     -
    Proceeds from exercise of stock options                                                      80,751                      -
    Net cash provided by (used in) financing activities of continuing operations             (1,835,614)               672,493


NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                          (88,692)               133,128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (1,619,007)             1,529,739

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,795,381                792,606

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   176,374            $ 2,322,345

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. (the "Company") is a manufacturer, international franchiser and retail operator. The Company manufactures an extensive line of gourmet chocolates and other confectionery items. The Company sells its candies in over 220 Rocky Mountain Chocolate Factory stores as well as through a variety of third party retail and non-retail programs, including national and international retail, fundraising, corporate sales and internet programs.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the period March 1, 1998 to August 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                              August 31, 1998               February 28, 1998
  Ingredients and supplies                                                      $ 1,228,134                     $ 1,153,433
  Finished candy                                                                  2,019,474                       1,414,533
                                                                                $ 3,247,608                     $ 2,567,966

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                 August 31, 1998                 February 28, 1998
Land                                                                              $     513,618                    $     513,618
Building                                                                              3,665,581                        3,665,581
Machinery and equipment                                                               6,555,121                        6,023,347
Furniture and fixtures                                                                2,443,547                        2,072,208
Leasehold improvements                                                                1,732,637                        1,389,608
Transportation equipment                                                                199,639                          293,357
                                                                                     15,110,143                       13,957,719

Less accumulated depreciation                                                         4,829,316                        4,285,276

Property and equipment, net                                                       $  10,280,827                    $   9,672,443

NOTE 5 - STOCKHOLDERS' EQUITY

On May 15, 1998, the Company purchased 336,000 shares and certain of its directors and executive officers purchased 104,000 shares of the Company's issued and outstanding common stock at $5.15 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure unrelated to any Company transactions from certain shareholders. The Company loaned certain officers and directors the funds to pay a portion of the purchase price for 40,000 of the 104,000 shares purchased by them. Additionally, on June 1, 1998 the Company loaned an officer approximately $49,000 to fund the exercise of options. These loans are secured by the related shares, bear interest payable annually at 7.5% and are due May 15, 2003.

NOTE 6 - DISCONTINUED OPERATIONS

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations. On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. The divestiture of Fuzziwig's was completed as planned as of the close of business on July 31, 1998.

The operating results of Fuzziwig's have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the accompanying statements of income. The current assets, net noncurrent assets and net cash flows of Fuzziwig's have been segregated and reported as separate line items in the accompanying balance sheets and statements of cash flows. The financial statements for prior periods have been restated to conform to this presentation.

Summarized financial information for the discontinued operations follows:

                                                                                                       Six Months Ended
                                                                                                          August 31,
                                                                                                 1998                       1997
Sales                                                                                       $  1,095,431              $   1,680,247
Loss before taxes                                                                                (51,562)                   (36,264)
Loss from discontinued operations, net of income taxes                                           (31,622)                   (22,249)


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                       Six Months Ended
                                                                                                          August 31,
                                                                                                 1998                      1997
Cash paid (received) for:
    Interest                                                                                $    370,060               $    324,158
    Income taxes                                                                                 (88,029)                   (94,198)

Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired in settlement of note receivable                                 130,000                          -
Notes receivable from sale of property and equipment                                                   -                    589,108

The statement of cash flows for the six months ending August 31, 1998 excludes the effects of certain non-cash investing and financing activities relating to the divestiture of Fuzziwig's (Note 6). The following is a summary of the non-cash effects of this transaction.

Decrease in:
Net current assets of discontinued operations                                                         $     44,351
Net noncurrent assets of discontinued operations                                                         1,555,681
Increase in:
Short-term note receivable                                                                                 (80,000)
Property and equipment                                                                                    (480,000)
Excess purchase price over identifiable tangible assets (Goodwill)                                        (940,000)

Net increase in cash and cash equivalents                                                             $    100,032

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company's control including the receptivity of its franchise system and of customers in potential new distribution channels to its product introductions and promotional programs. Other factors that could affect the Company's ability to achieve the financial performance contemplated by the forward-looking statements include changing market conditions in the overall economy and retail industry, changes in consumer demand or competitive conditions and the success of the Company's strategy of expanding into new and previously untested distribution channels.

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

Results of Operations

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1997

Income from continuing operations for the three months ended August 31, 1998 was $510,029 or $.20 per share versus $474,732 or $.16 per share for the three months ended August 31, 1997. Income from discontinued operations was $19,074 or $.01 per share for the three months ended August 31, 1997. Net income was $510,029 for the three months ended August 31, 1998 or $.20 per share versus $493,806 or $.17 per share for the three months ended August 31, 1997.

Revenues

                                                            Three Months Ended
                                                                August 31,                                                 %
    ($'s in thousands)                                   1998                 1997                Change                 Change
    Factory sales                                      $  2,434.7           $  2,281.4          $    153.3                  6.7%
    Retail sales                                          3,248.3              2,797.8               450.5                 16.1
    Franchise fees                                           43.8                 87.0               (43.2)               (49.7)
    Royalty and Marketing fees                              891.1                727.0               164.1                 22.6
      Total                                            $  6,617.9           $  5,893.2          $    724.7                 12.3%

Factory Sales

Factory sales increased $153,000 or 6.7% to $2.4 million in the second quarter of fiscal 1999, compared to $2.3 million in the second quarter of fiscal 1998. This was due to an increase in the average number of franchised stores operating during the quarter from 176 for the three months ending August 31, 1997 to 183 for the three months ending August 31, 1998 and to an increase in sales of packaged product to new distribution channels. Total pounds shipped by the factory increased 14% to 503,000 in the second quarter of fiscal 1999 from 442,000 in the second quarter of fiscal 1998. The increase in pounds shipped was due primarily to a 17% and 13% increase in pounds shipped in the second quarter of fiscal 1999 related to packaged and bulk products, respectively, versus the second quarter of fiscal 1998. Same store pounds purchased from the factory by franchised stores declined by 2.2% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, partially offsetting increased factory sales. The decline in same store pounds purchased from the factory resulted primarily from increased sales at franchised stores of store-made product and product purchased from authorized vendors relative to factory-made products.

Retail Sales

Retail sales increased $451,000 or 16.1% to $3.2 million in the second quarter of fiscal 1999, compared to $2.8 million in the second quarter of fiscal 1998. This increase resulted from an increase in the average number of stores in operation in the second quarter of fiscal 1999 (39) versus the same period last year (37) and an increase in comparable store sales of 3.7%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $164,000 or 22.6% to $891,000 in the second quarter of fiscal 1999, compared to $727,000 in the second quarter of fiscal 1998. This increase resulted from an increase in the average number of franchised stores operating during the quarter to 183 in the second quarter of fiscal 1999 compared to 176 in the second quarter of fiscal 1998 and an increase in same store sales at franchised stores of approximately 8%. Franchise fee revenues decreased in the second quarter of fiscal 1999 approximately $43,000 due to a reduction in the number of new franchises sold versus the second quarter of fiscal 1998. The

Company expects its strategy of diversifying into new distribution channels to continue to reduce the percentage of the Company's revenues derived from the sale of new franchises to operate Rocky Mountain Chocolate Factory stores.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 49.0% in the second quarter of fiscal 1999 versus 50.1% in the second quarter of fiscal 1998. This decrease resulted from increased retail sales (due to a greater number of Company-owned stores), which generate higher margins than factory sales, and from increased margins on factory sales. Company-owned store margins for the second quarter of 1999 were 64.3% versus 64.6% in the second quarter of fiscal 1998. Factory margins improved to 33.4% in the second quarter of fiscal 1999 from 31.9% in the second quarter of fiscal 1998 as a result of improved manufacturing efficiencies realized from increased volume.

Franchise Costs

Franchise costs increased 4.2% from $277,000 in the second quarter of fiscal 1998 to $289,000 in the second quarter of fiscal 1999. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.9% in the second quarter of fiscal 1999 from 34.1% in the second quarter of fiscal 1998. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of an increase in royalty and marketing fees of 22.6% offset by a 49.7% decrease in income from franchise fees and to a lesser extent increased franchise support costs.

Sales and Marketing

Sales and Marketing costs increased 53.9% to $429,000 in the second quarter of fiscal 1999 from $279,000 in fiscal 1998. This increase is due to: (1) expansion of the Company's sales and marketing group to support a larger base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials made available to franchised and Company-owned stores; (3) establishment of a sales force focused on new distribution opportunities and related new distribution channel start-up costs; and (4) enhanced customer service and new product marketing programs.

General and Administrative

General and administrative expenses increased 2.6% from $451,000 in the second quarter of fiscal 1998 to $463,000 in the second quarter of fiscal 1999. As a percentage of total revenues, general and administrative expenses declined from 7.7% in fiscal 1998 to 7.0% in fiscal 1999. The Company expects the trend of decreasing general and administrative expenses as a percentage of sales to continue due to its policy of controlling its current cost structure.

Retail Operating Expenses

Retail operating expenses increased from $1.4 million in the second quarter of fiscal 1998 to $1.7 million in the second quarter of fiscal 1999; an increase of 16.4%. This increase is due to an increase in the average number of stores open during the second quarter of fiscal 1999 versus the second quarter of fiscal 1998. Retail operating expenses, as a percentage of retail sales, increased slightly from 51.0% in the second quarter of fiscal 1998 to 51.1% in the second quarter of fiscal 1999.

Other Expense

Other expense of $160,000 incurred in the second quarter of fiscal 1999 increased 14.5% from the $140,000 incurred in the second quarter of fiscal 1998. This resulted from interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion and increased borrowing on the Company's line of credit facility.

Income Tax Expense

The Company's effective income tax rate in the second quarter of fiscal 1998 was 38.7%, which is approximately the same rate as the second quarter of fiscal 1999.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO THE SIX MONTHS ENDED AUGUST 31,
1997

Income from continuing operations for the six months ended August 31, 1998 was $674,236 or $.25 per share versus $604,176 or $.21 per share for the six months ended August 31, 1997. Loss from discontinued operations was $22,249 or $.01 per share for the six months ended August 31, 1997. Net income was $674,236 for the six months ended August 31, 1998 or $.25 per share versus $581,927 or $.20 per share for the six months ended August 31, 1997.

Revenues

                                                               Six Months Ended
                                                                   August 31,                                                 %
    ($'s in thousands)                                     1998                 1997               Change                 Change
    Factory sales                                         4,899.7              4,115.5               784.2                 19.1%
    Retail sales                                          5,592.1              5,276.3               315.8                  6.0
    Franchise fees                                          109.7                290.5              (180.8)               (62.2)
    Royalty and Marketing fees                            1,589.9              1,298.6               291.3                 22.4
      Total                                              12,191.4             10,980.9             1,210.5                 11.0%

Factory Sales

Factory sales increased $784,000 or 19.1% to $4.9 million in the first six months of fiscal 1999, compared to $4.1 million in the first six months of fiscal 1998. This was due to a shift in product mix from lower price point bulk products to higher price point packaged products driven by sales to new distribution channels, and to an increase in the average number of franchised stores operating from 174 for the six months ended August 31, 1997 to 184 for the six months ended August 31, 1998. Total pounds shipped by the factory increased 15% to 931,000 in the first six months of fiscal 1999 from 811,000 in the first six months of fiscal 1998. The increase in pounds shipped was due to a 45% and 7% increase in pounds shipped in the first six months of fiscal 1999 related to packaged and bulk products, respectively, versus the first six months of fiscal 1998. Same store pounds purchased from the factory by franchised stores declined by 1.9% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998, partially offsetting increased factory sales. The decline in same store pounds purchased from the factory resulted primarily from increased sales at franchised stores of store-made product and product purchased from authorized vendors relative to factory-made products.

Retail Sales

Retail sales increased $316,000 or 6.0% to $5.6 million in the first six months of fiscal 1999, compared to $5.3 million in the first six months of fiscal 1998. This increase resulted from the increased revenue associated with the Rocky Mountain Chocolate Factory stores acquired on July 1, 1998 in connection with the divestiture of Fuzziwig's and an increase in comparable store sales of 4.2% offset by two fewer stores (on average) in the first six months of fiscal 1999 compared to fiscal 1998.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $291,000 or 22.4% to $1.6 million in the first six months of fiscal 1999, compared to $1.3 million in the first six months of fiscal 1998. This increase resulted from an increase in the average number of franchised stores operating to 184 in the first six months of fiscal 1999 compared to 174 in the first six months of fiscal 1998 and an increase in same store sales at franchised stores of approximately 8.8%. Franchise fee revenues decreased in the first six months of fiscal 1999 due to a reduction in the number of new franchises sold versus the first six months of fiscal 1998. While franchise interest remains strong, continued lack of premium locations in proven environments has constrained sales of new franchises to interested parties. The Company expects its strategy of diversifying into new distribution channels to continue to reduce the percentage of the Company's revenues derived from the sale of new franchises to operate Rocky Mountain Chocolate Factory stores.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales in the first six months of fiscal 1999 was 50.9%, which is approximately the same percentage as the first six months of fiscal 1998. Company-owned store margins for the first six months of 1999 were 63.3% which is approximately the same percentage as the first six months of fiscal 1998. Factory margins improved to 32.9% in the first six months of fiscal 1999 from 31.3% in the first six months of fiscal 1998 as a result of improved manufacturing efficiencies realized from increased volume.

Franchise Costs

Franchise costs increased 4.6% from $543,000 in the first six months of fiscal 1998 to $568,000 in the first six months of fiscal 1999. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 33.4% in the first six months of fiscal 1999 from 34.2% in the first six months of fiscal 1998. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of an increase in royalty and marketing fees of 22.4% offset by a 62.2% decrease in income from franchise fees and to a lesser extent increased franchise support costs.

Sales and Marketing

Sales and Marketing costs increased 48% to $828,000 in the first six months of fiscal 1999 from $559,000 in fiscal 1998. This increase is due to: (1) expansion of the Company's sales and marketing group to support a larger base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials made available to franchised and Company-owned stores; (3) establishment of a sales force focused on new distribution opportunities and related new distribution channel start-up costs; and (4) enhanced customer service and new product marketing programs.

General and Administrative

General and administrative expenses increased 2.4% from $911,000 in the first six months of fiscal 1998 to $933,000 in the first six months of fiscal 1999. As a percentage of total revenues, general and administrative expenses declined from 8.3% in fiscal 1998 to 7.7% in fiscal 1999. The Company expects the trend of decreasing general and administrative expenses as a percentage of sales to continue due to its policy of controlling its current cost structure.

Retail Operating Expenses

Retail operating expenses increased from $2.9 million in the first six months of fiscal 1998 to $3.1 million in the first six months of fiscal 1999; an increase of 6.5%. This increase is slightly higher than the attendant increase in retail sales as a result of start-up costs associated with several of the Company's new stores.

Retail operating expenses, as a percentage of retail sales, increased slightly from 55.3% in the first six months of fiscal 1998 to 55.6% in the first six months of fiscal 1999.

Other Expense

Other expense of $313,000 incurred in the first six months of fiscal 1999 increased 7.2% from the $292,000 incurred in the first six months of fiscal 1998. This resulted from interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion and increased borrowings on the Company's line of credit facility.

Income Tax Expense

The Company's effective income tax rate in the first six months of fiscal 1998 was 38.7%, which is approximately the same rate as the first six months of fiscal 1999.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1998 working capital was $1,375,000, compared with $3,949,000 as of February 28, 1998, a $2,574,000 decrease. This decrease is primarily the result of the use of $1,773,000 of working capital to repurchase 336,000 shares of the Company's common stock at $5.15 per share and related transaction expenses, loans to officers and directors of $249,000 to acquire an additional 55,000 shares of the Company's common stock and cash flows used by investing and other financing activities in excess of cash flows generated by operating activities.

Cash and cash equivalent balances decreased from $1,795,000 as of February 28, 1998 to $176,000 as of August 31, 1998 as a result of cash flows used by investing and financing activities in excess of cash flows generated by operating activities. The Company's current ratio was 1.3 to 1 at August 31, 1998 in comparison with 2.1 to 1 at February 28, 1998.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of August 31, 1998 $1.9 million), and chattel mortgage notes (unpaid balance as of August 31, 1998 $4.3 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $3.0 million ($2,250,000 available as of August 31, 1998) working capital line of credit collateralized by certain of the Company's inventories and accounts receivable. The line is subject to renewal in July, 1999.

The Company is currently in the process of securing certain fixed asset based financings, the proceeds of which will be used to reduce amounts outstanding on its working capital line of credit.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 1999.

YEAR 2000 MATTERS

The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of systems to recognize the date change from December 31, 1999 to January 1, 2000. The year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities. The Company has assessed its computer and business processes and is reprogramming and upgrading its computer applications to provide for their continued functionality. An assessment of the readiness of the external entities with which it interfaces is ongoing.

The Company has developed a detailed year 2000 Conversion Project Plan ("Plan") to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan takes into consideration the following items: (i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of their operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance; (v) determination of key vendor and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The Company is in the process of upgrading its main systems and hardware for year 2000 compliance. This critical remediation work will commence in the third quarter of fiscal 1999 and is scheduled to be tested and installed by March 1999. Non-critical system conversions have been identified and scheduled for completion by July 1999. This remediation process will commence in May of 1999 and encompasses all areas of operations of the Company, from verification of the year 2000 compliance of email systems to telephone systems.

The Company's operations are also dependent on the year 2000 readiness of third parties who do business with the Company. In particular, the Company's information technology systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is also dependent on third-party suppliers of such infrastructure elements as telephone services, electric power, water, and banking facilities. The Plan includes identifying and initiating formal communications with key third parties and suppliers and with significant vendors to determine the extent to which the Company will be vulnerable to such parties' failure to resolve their own year 2000 issues.
The Company has contacted its most relevant third parties and will commence its efforts to contact additional relevant third parties in the third quarter of fiscal 1999. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the Company's business are very difficult to assess.

The estimated cost for implementing the plan including all required remediation and testing activities is between $100,000 and $150,000 and is being funded through operating cash flows. The Company anticipates that approximately 15% of these costs will relate to identification and assessment efforts, approximately 55% to the replacement of noncompliant software and equipment, approximately 5% to the correction of existing systems and approximately 25% to the testing of corrections implemented under the Plan. Costs incurred in connection with the Plan are not expected to result in significant delays or revisions to any of the Company's other pending or proposed information technology programs. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. To date, the Company has incurred $29,000 of expenses in connection with the Plan.

Based upon the planning completed to date, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment as so modified and converted.

The Company is presently unable to assess the likelihood that the Company will experience operational problems due to unresolved year 2000 problems of third parties who do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the Company's operations. Where commercially reasonable to do so, the Company intends to assess its risks with respect to failure by third parties to be year 2000 compliant and to seek to mitigate those risks. If such mitigation is not achievable, year 2000 problems could have a material impact on the Company's operations.

The Company's estimates of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 remediation work, the ability to locate and correct all computer codes, the success achieved by the Company's suppliers in reaching year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties.

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations. The Company's timeline is to finalize these contingency plans by October 1999.

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

SEASONALITY

The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company's products have occurred during the Christmas holiday and summer vacation seasons. The Company anticipates that sales to new distribution channels will also be subject to seasonal fluctuation with stronger sales during the Christmas holiday season. Because of the seasonality of the Company's business results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  A. Exhibits

                  4.1 Amendment dated July 31, 1998 to Term Loan and Credit Agreement dated April 5, 1996 in the amount of $3,000,000 between Norwest Bank and the registrant.

                  27.1 Financial Data Schedule for the six months ended August 31, 1998.

                  27.2 Restated Financial Data Schedule for the six months ended August 31, 1997.

                  B. Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                  (Registrant)

Date: October 14, 1998         /s/               Bryan J. Merryman
                                  ---------------------------------------------
                                  Bryan J. Merryman, Vice President - Finance
                                  Chief Financial Officer and authorized officer