Form 10-Q
period 1998-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1999-01-14
CIK 785815

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                For the quarterly period ended November 30, 1998

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

On January 5, 1999 the registrant had outstanding 2,599,599 shares of its common stock, $.03 par value.


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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                          Three Months Ended                          Nine Months Ended
                                                              November 30,                                November 30,
                                                      1998                  1997                1998                  1997
REVENUES
  Sales                                          $ 6,610,395            $ 5,764,294          $17,102,197          $15,156,068
  Franchise and royalty fees                         701,051                680,364            2,400,695            2,269,475
  Total revenues                                   7,311,446              6,444,658           19,502,892           17,425,543

COSTS AND EXPENSES
  Cost of sales                                    3,407,080              3,014,166            8,749,882            7,787,368
  Franchise costs                                    316,912                284,471              885,082              827,458
  Sales and marketing                                393,414                301,187            1,220,985              860,546
  General and administrative                         456,147                439,151            1,389,092            1,349,941
  Retail operating                                 1,733,758              1,455,702            4,841,030            4,373,499
  Total costs and expenses                         6,307,311              5,494,677           17,086,071           15,198,812

INCOME FROM OPERATIONS                             1,004,135                949,981            2,416,821            2,226,731

OTHER INCOME (EXPENSE)
  Interest expense                                  (173,496)              (165,695)            (529,110)            (503,168)
  Interest income                                     12,454                 26,488               54,743               72,012
  Other, net                                        (161,042)              (139,207)            (474,367)            (431,156)


INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                       843,093                810,774            1,942,454            1,795,575

PROVISION FOR INCOME TAXES                           326,020                313,365              751,145              693,990


INCOME FROM CONTINUING OPERATIONS                    517,073                497,409            1,191,309            1,101,585


LOSS FROM DISCONTINUED OPERATIONS -
  NET OF INCOME TAXES                                      -               (344,600)                   -             (366,849)

NET INCOME                                       $   517,073            $   152,809          $ 1,191,309          $   734,736

                                 (CONTINUED)

  The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                        STATEMENTS OF INCOME (CONTINUED)

                                                          Three Months Ended                          Nine Months Ended
                                                              November 30,                                November 30,
                                                      1998                  1997                1998                  1997
BASIC EARNINGS (LOSS) PER COMMON SHARE
       Continuing operations                       $      .20            $      .17           $      .44           $      .38
       Discontinued operations                              -                  (.12)                   -                 (.13)
       Net income                                  $      .20            $      .05           $      .44           $      .25

DILUTED EARNINGS (LOSS) PER COMMON SHARE
       Continuing operations                       $      .20            $      .17           $      .44           $      .38
       Discontinued operations                              -                  (.12)                   -                 (.13)
       Net income                                  $      .20            $      .05           $      .44           $      .25


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          2,599,599             2,912,449            2,687,156            2,912,367

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS               9,054                21,010               13,433               14,643

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                               2,608,653             2,933,459            2,700,589            2,927,010








   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                                                                November 30,           February 28,
                                                                                                    1998                   1998
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                     $  1,106,548           $  1,795,381
  Accounts and notes  receivable,  less allowance for doubtful accounts of $198,834 and
     $214,152                                                                                      3,150,313              2,174,618
  Refundable income taxes                                                                                  -                483,448
  Inventories                                                                                      4,373,350              2,567,966
  Deferred income taxes                                                                              360,849                257,176
  Other                                                                                              184,258                103,195
  Net current assets of discontinued operations                                                            -                 44,351
  Total current assets                                                                             9,175,318              7,426,135

PROPERTY AND EQUIPMENT, NET                                                                       10,531,271              9,672,443

OTHER ASSETS
  Net noncurrent assets of discontinued operations                                                         -              1,555,681
  Accounts and notes receivable                                                                      259,291                279,122
  Goodwill, less accumulated amortization
    of $401,765 and $325,848                                                                       1,460,235                596,152
  Other                                                                                              373,339                338,359
  Total other assets                                                                               2,092,865              2,769,314

Total assets                                                                                    $ 21,799,454           $ 19,867,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                                          $  1,688,000           $  1,132,900
  Line of credit                                                                                   1,000,000                      -
  Accounts payable                                                                                 2,897,088              1,296,769
  Accrued salaries and wages                                                                         954,777                707,737
  Other accrued expenses                                                                             446,897                339,481
  Total current liabilities                                                                        6,986,762              3,476,887

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                            5,523,300              5,993,273

DEFERRED INCOME TAXES                                                                                 20,627                378,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.03 par value,  7,250,000 shares  authorized,  2,599,599 and 2,912,449
    issued and outstanding                                                                            77,988                 87,373
  Additional paid-in capital                                                                       7,035,730              8,719,604
  Retained earnings                                                                                2,403,792              1,212,483
  Less notes receivable from officers and directors                                                 (248,745)                     -
  Total stockholders' equity                                                                       9,268,765             10,019,460
Total liabilities and stockholders' equity                                                      $ 21,799,454           $ 19,867,892

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                        Nine Months Ended
                                                                                                           November 30,
                                                                                                     1998                   1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $  1,191,309            $   734,736
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss from discontinued operations                                                                     -                 90,849

    Provision for estimated loss on disposition of discontinued business segment                          -                276,000
    Depreciation and amortization                                                                 1,073,616                998,527
    Gain on sale of property and equipment                                                          (15,696)               (53,164)
    Increase in accounts and notes receivable                                                    (1,005,864)              (546,746)
    Decrease in refundable income taxes                                                             483,448                159,099
    Increase in inventories                                                                      (1,805,384)              (431,646)
    Increase in other assets                                                                        (81,063)               (71,887)
    Increase in deferred income taxes                                                              (461,318)                     -
    Increase in accounts payable                                                                  1,600,319                212,040
    Increase in income taxes payable                                                                      -                408,926
    Increase in accrued liabilities                                                                 262,453                127,862
    Decrease in deferred income                                                                           -                (93,000)

  Net cash provided by operating activities of continuing operations                              1,241,820              1,811,596

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                                       37,500                      -
  Purchases of property and equipment                                                            (1,209,762)            (1,084,120)
  Loans to officers and directors                                                                  (248,750)                     -
  Increase in other assets                                                                             (843)              (226,615)

  Net cash used in investing activities of continuing operations                                 (1,421,855)            (1,310,735)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                                    1,774,941              1,132,043
  Payments on long-term debt                                                                     (1,689,814)              (718,516)
  Proceeds from line of credit                                                                    8,025,000                      -
  Payments on line of credit                                                                     (7,025,000)                     -
  Repurchase of stock                                                                            (1,773,266)                     -
  Proceeds from exercise of stock options                                                            79,309                      -

  Net cash provided by (used in) financing activities of continuing operations                     (608,830)               413,527

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                        100,032                 93,248

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (688,833)             1,007,636

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    1,795,381                792,606

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 1,106,548            $ 1,800,242


  The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. (the "Company") is a manufacturer, international franchiser and retail operator. The Company manufactures an extensive line of gourmet chocolates and other confectionery items. The Company sells its candies in over 220 Rocky Mountain Chocolate Factory stores (Company-owned and franchised) as well as through a variety of third party retail and non-retail programs, including national and international retail, fundraising, corporate sales and internet programs.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the period March 1, 1998 to November 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                               November 30, 1998                February 28, 1998
  Ingredients and supplies                        $ 1,497,599                      $ 1,153,433
  Finished candy                                    2,875,751                        1,414,533
                                                  $ 4,373,350                      $ 2,567,966

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                               November 30, 1998                February 28, 1998
Land                                              $    513,618                    $    513,618
Building                                             3,679,200                       3,665,581
Machinery and equipment                              7,009,605                       6,023,347
Furniture and fixtures                               2,510,121                       2,072,208
Leasehold improvements                               1,808,625                       1,389,608
Transportation equipment                               216,810                         293,357
                                                    15,737,979                      13,957,719

Less accumulated depreciation                        5,206,708                       4,285,276

Property and equipment, net                       $ 10,531,271                    $  9,672,443

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

Summarized financial information for the discontinued operations follows:

                                                                                 Nine Months Ended
                                                                                     November 30,
                                                                           1998                       1997
Sales                                                                  $  1,095,431              $   2,351,670
Loss before taxes                                                           (51,562)                  (148,084)
Loss from discontinued operations, net of income taxes                      (31,622)                   (90,849)


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 Nine Months Ended
                                                                                     November 30,
                                                                           1998                       1997
Cash paid for:
    Interest                                                           $    550,015               $    493,259
    Income taxes                                                            176,352                      2,306

Supplemental schedule of non-cash investing and financing activities:

Property and equipment acquired in settlement of note receivable            130,000                          -

Notes receivable from sale of property and equipment                              -                    589,108


The statement of cash flows for the nine months ending November 30, 1998 excludes the effects of certain non-cash investing and financing activities relating to the divestiture of Fuzziwig's (Note 6). The following is a summary of the non-cash effects of this transaction.


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

Efforts to increase total factory sales depends on many factors not within the Company's control including the receptivity of its franchise system and of customers in potential new distribution channels to its product introductions and promotional programs. Other factors that could affect the Company's ability to achieve the financial performance contemplated by the forward-looking statements include changing market conditions in the overall economy and retail industry, changes in consumer demand or competitive conditions and the success of the Company's strategy of expanding into new and previously untested distribution channels.

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

Results of Operations

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1997

Income from continuing operations for the three months ended November 30, 1998 was $517,073 or $.20 per share versus $497,409 or $.17 per share for the three months ended November 30, 1997. Loss from discontinued operations was $344,600 or $.12 per share for the three months ended November 30, 1997. Net income was $517,073 for the three months ended November 30, 1998 or $.20 per share versus $152,809 or $.05 per share for the three months ended November 30, 1997.

Revenues
                                                  Three Months Ended
                                                      November 30,                                           %
    ($'s in thousands)                          1998                 1997                Change            Change
    Factory sales                             $  3,600.3           $  3,055.1          $    545.2            17.8%
    Retail sales                                 3,010.1              2,709.1               301.0            11.1
    Franchise fees                                  21.6                 26.0                (4.4)          (16.9)
    Royalty and Marketing fees                     679.5                654.4                25.1             3.8
      Total                                   $  7,311.5           $  6,444.6          $    866.9            13.5%

Factory Sales

Factory sales increased $545,000 or 17.8% to $3.6 million in the third quarter of fiscal 1999, compared to $3.1 million in the third quarter of fiscal 1998. This increase was achieved despite a 9.2% decrease in same store pounds purchased by franchised stores in the third quarter of fiscal 1999. Sales of packaged product to new distribution channels accounted for approximately 18% of factory sales in the third quarter of fiscal 1999 or approximately $648,000. The increase in sales of packaged product to new distribution channels accounted for approximately 119% of the total increase in factory sales offsetting a decrease in sales to franchised stores of approximately $103,000.

The decline in same store pounds purchased from the factory resulted from increased sales at franchised stores of store-made product and product purchased from outside vendors relative to factory-made products.

Retail Sales

Retail sales increased $301,000 or 11.1% to $3.0 million in the third quarter of fiscal 1999, compared to $2.7 million in the third quarter of fiscal 1998. This resulted from an increase in the average number of stores in operation in the third quarter of fiscal 1999 (43) versus the same period last year
(36) and, to a lesser extent, an increase in comparable store sales of 0.1%. Four Rocky Mountain Chocolate Factory stores were acquired on August 1, 1998 in connection with the divestiture of Fuzziwig's.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $25,000 or 3.8% to $680,000 in the third quarter of fiscal 1999, compared to $654,000 in the third quarter of fiscal 1998. This resulted from an increase in same store sales at franchised stores of approximately 4.7% partially offset by a decrease in the average number of franchised stores operated to 181 in the third quarter of fiscal 1999 compared to 183 in the third quarter of fiscal 1998. Franchise fee revenues in the third quarter of fiscal 1999 was approximately the same as the third quarter of fiscal 1998. The Company expects its strategy of diversifying into new distribution channels to continue to reduce the percentage of the Company's revenues derived from the sale of new franchises to operate Rocky Mountain Chocolate Factory stores.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 51.5% in the third quarter of fiscal 1999 versus 52.3% in the third quarter of fiscal 1998. This decrease resulted from increased retail sales (due to a greater number of Company-owned stores), which generate higher margins than factory sales, and from increased margins on factory sales. Company-owned store margins for the third quarter of 1999 were 60.2% versus 61.3% in the third quarter of fiscal 1998. Factory margins improved to 38.7% in the third quarter of fiscal 1999 from 35.7% in the third quarter of fiscal 1998 primarily as a result of a shift in product mix from lower margin bulk products to higher margin packaged products driven by increased sales to new distribution channels.

Franchise Costs

Franchise costs increased 11.4% from $284,000 in the third quarter of fiscal 1998 to $317,000 in the third quarter of fiscal 1999. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 45.2% in the third quarter of fiscal 1999 from 41.8% in the third quarter of fiscal 1998. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of an increase in certain franchise support expenditures.

Sales and Marketing

Sales and Marketing costs increased 30.6% to $393,000 in the third quarter of fiscal 1999 from $301,000 in fiscal 1998. This increase is due to: (1) expansion of the Company's sales and marketing group to support our base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials made available to franchised and Company-owned stores; (3) establishment of a sales force focused on new distribution opportunities and related new distribution channel start-up costs; and (4) enhanced customer service and new product marketing programs.

General and Administrative

General and administrative expenses increased 3.9% from $439,000 in the third quarter of fiscal 1998 to $456,000 in the third quarter of fiscal 1999. As a percentage of total revenues, general and administrative expenses declined from 6.8% in fiscal 1998 to 6.2% in fiscal 1999. The Company expects the trend of decreasing general and administrative expenses as a percentage of sales to continue due to its policy of controlling its current cost structure.

Retail Operating Expenses

Retail operating expenses increased from $1.5 million in the third quarter of fiscal 1998 to $1.7 million in the third quarter of fiscal 1999; an increase of 19.1%. This increase is due primarily to an increase in the average number of stores open during the third quarter of fiscal 1999 versus the third quarter of fiscal 1998. Start-up costs and seasonality associated with several new or recently acquired stores also contributed to the increase in retail operating expenses. Retail operating expenses, as a percentage of retail sales, increased to 57.6% in the third quarter of fiscal 1999 from 53.7% in the third quarter of fiscal 1998.

Other Expense

Other expense of $161,000 incurred in the third quarter of fiscal 1999 increased 15.7% from the $139,000 incurred in the third quarter of fiscal 1998. This resulted from interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion and increased borrowing on the Company's line of credit facility to support seasonal working capital needs.

Income Tax Expense

The Company's effective income tax rate in the third quarter of fiscal 1998 was 38.7%, which is approximately the same rate as the third quarter of fiscal 1999.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 1997

Income from continuing operations for the nine months ended November 30, 1998 was $1,191,309 or $.44 per share versus $1,101,585 or $.38 per share for the nine months ended November 30, 1997. Loss from discontinued operations was $366,849 or $.13 per share for the nine months ended November 30, 1997. Net income was $1,191,309 for the nine months ended November 30, 1998 or $.44 per share versus $734,736 or $.25 per share for the nine months ended November 30, 1997.

    Revenues                                 Nine Months Ended
                                               November 30,                                          %
    ($'s in thousands)                   1998                 1997                Change           Change
    Factory sales                         8,500.0              7,170.6             1,329.4           18.5%
    Retail sales                          8,602.2              7,985.4               616.8            7.7
    Franchise fees                          131.3                316.5              (185.2)         (58.5)
    Royalty and Marketing fees            2,269.4              1,953.0               316.4           16.2
      Total                              19,502.9             17,425.5             2,077.4           11.9%

Factory Sales

Factory sales increased $1.3 million or 18.5% to $8.5 million in the first nine months of fiscal 1999, compared to $7.2 million in the first nine months of fiscal 1998. This was due to a shift in product mix from lower price point bulk products to higher price point packaged products driven by sales to new distribution channels. Total pounds shipped by the factory increased 10.2% to 1,515,000 in the first nine months of fiscal 1999 from 1,374,000 in the first nine months of fiscal 1998. The increase in pounds shipped was due to a 31.5% and 2.9% increase in pounds shipped in the first nine months of fiscal 1999 related to packaged and bulk products, respectively, versus the first nine months of fiscal 1998. Same store pounds purchased from the factory by franchised stores declined by 3.7% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, partially offsetting increased factory sales.

The decline in same store pounds purchased from the factory resulted from increased sales at franchised stores of store-made product and product purchased from outside vendors relative to factory-made products.

Retail Sales

Retail sales increased $617,000 or 7.7% to $8.6 million in the first nine months of fiscal 1999, compared to $8.0 million in the first nine months of fiscal 1998. This resulted from the increased revenue associated with the Rocky Mountain Chocolate Factory stores acquired from a franchisee on August 1, 1998 in connection with the divestiture of Fuzziwig's and an increase in comparable store sales of 2.6%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $316,000 or 16.2% to $2.3 million in the first nine months of fiscal 1999, compared to $2.0 million in the first nine months of fiscal 1998. This increase resulted from an increase in the average number of franchised stores operating to 183 in the first nine months of fiscal 1999 compared to 177 in the first nine months of fiscal 1998 and an increase in same store sales at franchised stores of approximately 7.8%. Franchise fee revenues decreased in the first nine months of fiscal 1999 due to a reduction in the number of new franchises sold versus the first nine months of fiscal 1998. While franchise interest remains strong, continued lack of premium locations in proven environments has constrained sales of new franchises to interested parties. The Company expects its strategy of diversifying into new distribution channels to continue to reduce the percentage of the Company's revenues derived from the sale of new franchises to operate Rocky Mountain Chocolate Factory stores.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales in the first nine months of fiscal
1999 was 51.2%, which is approximately the same percentage as the first nine months of fiscal 1998. Company-owned store margins for the first nine months of 1999 were 60.7% versus 61.1% in the first nine months of fiscal 1998. Factory margins improved to 36.9% in the first nine months of fiscal 1999 from 34.7% in the first nine months of fiscal 1998 primarily as a result of a shift in product mix from lower margin bulk products to higher margin packaged products driven by increased sales to new distribution channels.

Franchise Costs

Franchise costs increased 7.0% from $827,000 in the first nine months of fiscal 1998 to $885,000 in the first nine months of fiscal 1999. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased slightly to 36.9% in the first nine months of fiscal 1999 from 36.5% in the first nine months of fiscal 1998. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 58.5% decrease in revenues from franchise fees and to a lesser extent increased franchise support costs.

Sales and Marketing

Sales and Marketing costs increased 41.9% to $1,221,000 in the first nine months of fiscal 1999 from $861,000 in fiscal 1998. This increase is due to:
(1) expansion of the Company's sales and marketing group to support our base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials made available to franchised and Company-owned stores; (3) establishment of a sales force focused on new distribution opportunities and related new distribution channel start-up costs; and (4) enhanced customer service and new product marketing programs.

General and Administrative

General and administrative expenses increased 2.9% from $1,350,000 in the first nine months of fiscal 1998 to $1,389,000 in the first nine months of fiscal 1999. As a percentage of total revenues, general and administrative expenses declined from 7.7% in fiscal 1998 to 7.1% in fiscal 1999. The Company expects the trend of decreasing general and administrative expenses as a percentage of sales to continue due to its policy of controlling its current cost structure.

Retail Operating Expenses

Retail operating expenses increased from $4.4 million in the first nine months of fiscal 1998 to $4.8 million in the first nine months of fiscal 1999; an increase of 10.7%. This increase is higher than the attendant increase in retail sales as a result of start-up costs and seasonality associated with several of the Company's new or recently purchased stores. Retail operating expenses, as a percentage of retail sales, increased from 54.8% in the first nine months of fiscal 1998 to 56.3% in the first nine months of fiscal 1999.

Other Expense

Other expense of $474,000 incurred in the first nine months of fiscal 1999 increased 10.0% from the $431,000 incurred in the first nine months of fiscal 1998. This resulted from interest expense related to borrowings in support of the Company's fiscal 1996 and 1997 Company-owned store expansion and increased borrowings on the Company's line of credit facility.

Income Tax Expense

The Company's effective income tax rate in the first nine months of fiscal 1998 was 38.7%, which is approximately the same rate as the first nine months of fiscal 1999.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1998 working capital was $2,189,000, compared with $3,949,000 as of February 28, 1998, a $1,760,000 decrease. This decrease is primarily the result of the use of $1,773,000 of working capital to repurchase 336,000 shares of the Company's common stock at $5.15 per share, related transaction expenses and loans to officers and directors of $249,000 to acquire an additional 55,000 shares of the Company's common stock.

Cash and cash equivalent balances decreased from $1,795,000 as of February
28, 1998 to $1,107,000 as of November 30, 1998 as a result of cash flows used by investing and financing activities in excess of cash flows generated by operating activities. The Company's current ratio was 1.3 to 1 at November 30, 1998 in comparison with 2.1 to 1 at February 28, 1998.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of November 30, 1998 $1.9 million), and chattel mortgage notes (unpaid balance as of

November 30, 1998 $5.3 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $3.0 million ($2,000,000 available as of November 30, 1998) working capital line of credit collateralized by certain of the Company's inventories and accounts receivable. The line is subject to renewal in July, 1999.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 2000.


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

The Company has developed a detailed year 2000 Conversion Project Plan ("Plan") to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan takes into consideration the following items: (i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of the Company's operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance; and (v) determination of key vendor and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The Company is in the process of upgrading its main systems and hardware for year 2000 compliance. This critical remediation work is in process and is scheduled to be tested and installed by March 1999. Non-critical system conversions have been identified and are scheduled for completion by July 1999. This remediation process will commence in May of 1999 and encompasses all areas of operations of the Company, from verification of the year 2000 compliance of email systems to telephone systems.

The Company's operations are also dependent on the year 2000 readiness of third parties who do business with the Company. In particular, the Company's information technology systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is also dependent on third-party suppliers of such infrastructure elements as telephone services, electric power, water, and banking facilities. The Plan includes identifying and initiating formal communications with key third parties and suppliers and with significant vendors to determine the extent to which the Company will be vulnerable to such parties' failure to resolve their own year 2000 issues. The Company has contacted its relevant third parties. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the Company's business are very difficult to assess.

The estimated cost for implementing the plan including all required remediation and testing activities is between $100,000 and $150,000 and is being funded through operating cash flows. The Company anticipates that approximately 15% of these costs will relate to identification and assessment efforts, approximately 55% to the replacement of noncompliant software and equipment, approximately 5% to the correction of existing systems and approximately 25% to the testing of corrections implemented under the Plan. Costs incurred in connection with the Plan are not expected to result in significant delays or revisions to any of the Company's other pending or proposed information technology programs. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. To date, the Company has incurred $39,000 of expenses in connection with the Plan.

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

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations, if necessary, from the balance of vendors who have yet to respond (56%). However, alternative vendors may not be available for certain services, such as electrical power, water and local telephone services. The Company's timeline is to finalize these contingency plans by October 1999.

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

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  A. Exhibits

                  27.1 Financial Data Schedule for the nine months ended
                  November 30, 1998.

                  27.2 Restated Financial Data Schedule for the nine months ended November 30, 1997.

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

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                                    (Registrant)

Date: January 14, 1999                 /s/  Bryan J. Merryman
                                       ---------------------------------------
                                       Bryan J. Merryman, Vice President -
                                       Finance Chief Financial Officer and
                                       authorized officer