Form 10-K405
period 1999-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1999-06-01
CIK 785815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 (Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
----  ACT OF 1934

                   For the fiscal year ended February 28, 1999
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On May 24, 1999, there were 2,599,599 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the NASDAQ National Market System on May 24,
1999) held by non-affiliates was $13,128,341.

Documents incorporated by reference:  None

                    The Exhibit Index is located on page 51.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS


                                                                                                                  Page No.


                                     PART I.

Item 1            Business                                                                                            3

Item 2            Properties                                                                                          13

Item 3            Legal Proceedings                                                                                   14

Item 4            Submission of Matters to a Vote of Security Holders                                                 14

                                    PART II.

Item 5            Market for Registrant's Common Equity and Related Stockholder Matters                               14

Item 6            Selected Financial Data                                                                             15

Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations               15

Item 7A           Quantitative and Qualitative Disclosures About Market Risk                                          23

Item 8            Financial Statements                                                                                25

Item 9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                44


                                    PART III.

Item 10           Directors and Executive Officers of the Registrant                                                  44

Item 11           Executive Compensation                                                                              47

Item 12           Security Ownership of Certain Beneficial Owners and Management                                      48

Item 13           Certain Relationships and Related Transactions                                                      51

                                    PART IV.

Item 14           Exhibits, Financial Statement Schedules and Reports on Form
                  8-K                                                                                                 51

                  SIGNATURES                                                                                          55


                                     PART I.

                                ITEM 1. BUSINESS

GENERAL

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the "Company") is a manufacturer, international franchiser and retail operator. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of April 30, 1999 there were 40 Company-owned and 187 franchised Rocky Mountain Chocolate Factory stores operating in 41 states, Canada and Guam.

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

The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected product through new distribution channels. The Company is currently testing and evaluating a number of new distribution channel programs including wholesaling, fundraising, corporate sales, mail order and internet sales.

The Company's revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (43-43-41%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (45-44-47%) and (iii) the collection of initial franchise fees and royalties from franchisees (12-13-12%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28, 1999, 1998 and 1997, respectively.

According to the National Confectionery Association the total U.S. candy market exceeded $22.7 billion of sales in 1997. Candy sales have risen 29% since 1988, with an average annual growth rate of between 4% and 6%, according to United States Department of Commerce figures. According to the Department of Commerce, per capita consumption of chocolate exceeds 11 pounds per year nationally, generating annual sales of approximately $12.5 billion. In 1997, consumption of chocolate products increased 1.0% versus a 2.3% increase in non-chocolate candies.

In December 1997, the Company decided its Fuzziwig's Candy Factory store segment did not meet its strategic long-term goals, and accordingly, adopted a plan to divest itself of these operations. The Company completed the divestiture on July 31, 1998. Fuzziwig's Candy Factory stores sold hard conventional and nostalgic candies purchased from third party suppliers.

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

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. System wide same store retail sales have grown each year for the last 5 fiscal years, except for fiscal 1997:

                           1995             3.4%
                           1996             2.9%
                           1997            (0.5%)
                           1998             7.4%
                           1999             6.7%


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

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 1999, the Company experienced a same store pounds purchased decline of 2.7%. The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made and authorized vendor products and away from factory made products. The Company is in the process of designing new packaging, adding new products and focusing its existing product lines in an effort to reverse this trend.

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

EXPANSION STRATEGY

Key elements of the Company's expansion strategy include:

New Distribution Channels

In fiscal 1998, the Company began aggressively pursuing distribution of its products outside its franchised and Company-owned store system. With limited viable real estate available domestically for the establishment of new franchise and Company-owned store locations the Company believes a significant portion of its revenue growth and profitability goals will be achieved through distribution of products outside the existing system of retail stores.

The Company believes that its strategy to distribute selected Rocky Mountain Chocolate Factory products through new distribution channels will build its brand awareness and customer base and ultimately increase the Company's and its franchisees' market share.

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

Name Recognition and New Market Penetration

The Company believes the visibility of its stores and the high foot traffic at its factory outlet mall and tourist locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western United States and the Rocky Mountains, but recent growth has generated a gradual easterly momentum as new Company-owned and franchised stores have been opened in the eastern half of the country. This growth has further increased the Company's name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through new channels, such as major national retail chains, also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through new distribution channels its name recognition will improve and benefit its entire franchised and Company-owned store systems.

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

PRODUCTS AND PACKAGING

The Company typically produces approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company's master candy maker. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company continues to engage in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, the Company may make as many as 200 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to 200 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that approximately 50% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company's factory, 40% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 10% by products, such as ice cream, soft drinks and other sundries, purchased from approved suppliers.

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

The Company's in-house graphics designers create packaging that reflects the country Victorian theme of its stores. The Company develops special packaging for the Christmas, Valentine's Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year. The Company's packaging for its Rocky Mountain Mints in 1995 received the AWARD OF EXCELLENCE from the National Paperbox Association.

OPERATING ENVIRONMENT

The Company currently establishes franchised and Company-owned Rocky Mountain Chocolate Factory stores in three primary environments: factory outlet malls, tourist areas and regional malls. Each of these environments has a number of attractive features, including high levels of foot traffic.

Factory Outlet Malls

There are approximately 340 factory outlet malls in the United States, and as of February 28, 1999, there were Rocky Mountain Chocolate Factory stores in approximately 100 of these malls in over 35 states. The Company has established business relationships with the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company's stores, management believes the Company's relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas

As of February 28, 1999, there were approximately 50 Rocky Mountain Chocolate Factory stores in franchised locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company's visibility and name recognition. The Company believes there are significant opportunities to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 2,500 regional malls in the United States, and as of February 28, 1999, there were Rocky Mountain Chocolate Factory stores in approximately 20 of these, including the franchised locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and more competing food and beverage concepts.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain

Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada. As described above, the Company has also recently begun aggressively pursuing the distribution of its products through new distribution channels such as major national retail, fundraising and corporate sales organizations.

FRANCHISING PROGRAM

General

The Company's franchising philosophy is one of service and commitment to its franchise system, and it continuously seeks to improve its franchise support services. The Company's concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 1995, Rocky Mountain Chocolate Factory was rated seventh in SUCCESS MAGAZINE's "Franchise Gold 100" most desirable franchises. As of April 30, 1999, there were 187 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of April 30, 1999, operated 27 stores under the agreement.

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

Quality Standards and Control

The franchise agreement for Rocky Mountain Chocolate Factory franchisees requires compliance with the Company's procedures of operation and food quality specifications and permits audits and inspections by the Company.

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

The franchise agreements require franchisees to comply with the Company's procedures of operation and food quality specifications, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the Rocky Mountain Chocolate Factory system. The Company's ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business-Regulation."

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

COMPANY STORE PROGRAM

As of April 30, 1999, there were 40 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. In many cases, the Company has been able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might have jeopardized the Company's ability to secure the site.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "Franchising Program-Quality Standards and Control."

MANUFACTURING OPERATIONS

General

The Company manufactures its chocolate candies at its factory in Durango, Colorado. All products are produced consistent with the Company's philosophy of using only the finest, highest quality ingredients with no artificial preservatives to achieve its marketing motto of "THE PEAK OF PERFECTION IN HANDMADE CHOCOLATES-TM-."

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

Trucking Operations

The Company operates eight trucks and ships a substantial portion of its products from the factory on its own fleet. The Company's trucking operations enable it to deliver its products to the stores quickly and cost-effectively. In addition, the Company back-hauls its own ingredients and supplies, as well as product from third parties, on return trips as a basis for increasing trucking program economics.

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

TRADE NAME AND TRADEMARKS

The trade name "ROCKY MOUNTAIN CHOCOLATE FACTORY,-Registered Trademark" the phrases "THE PEAK OF PERFECTION IN HANDMADE CHOCOLATES-TM-" and "AMERICA'S CHOCOLATIER-TM-", as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are proprietary rights of the Company. All of the foregoing are believed to be of material importance to the Company's business. The registration for the trademark "ROCKY MOUNTAIN CHOCOLATE FACTORY" has been granted in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark in certain foreign countries.

The Company has not attempted to obtain patent protection for the proprietary recipes developed by the Company's master candy-maker and is relying upon its ability to maintain the confidentiality of those recipes.

EMPLOYEES

At February 28, 1999, the Company employed approximately 390 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

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

The Company's product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990.

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


                               ITEM 2. PROPERTIES

The Company's manufacturing operations and corporate headquarters are located at its 58,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 1999, the Company's factory produced approximately 2.2 million pounds of chocolate candies, up from 2.0 million pounds in fiscal 1998. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

In January 1998, the Company acquired a two acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of April 30, 1999, 36 of the 40 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At April 30, 1999, the Company was the primary lessee at 43 of its 187 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of the Company's rental obligations under leases on both Company-owned and franchised stores, see Note 6 of Notes to financial statements.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company's business or financial condition.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II.

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The Company's Common Stock trades on the National Market System of The Nasdaq Stock Market under the trading symbol "RMCF".

On May 18, 1998 the Company purchased 336,000 shares of its common stock at $5.15 per share in a private transaction. The Company made this purchases because the Company felt that its Common Stock was undervalued and that such purchase would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low bid information for the Common Stock as quoted on Nasdaq for each quarter of fiscal years 1999 and 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


FISCAL YEAR ENDED FEBRUARY 28, 1999             HIGH                 LOW
First Quarter                                   $7.75               $4.750

Second Quarter                                   7.125               4.250

Third Quarter                                    6.500               4.000

Fourth Quarter                                   5.625               3.938



FISCAL YEAR ENDED FEBRUARY 28, 1998             HIGH                 LOW
First Quarter                                   $5.125              $2.750

Second Quarter                                   5.250               4.000

Third Quarter                                    7.125               4.250

Fourth Quarter                                   6.594               4.500


On May 24, 1999 the closing bid price for the Common Stock as reported on the NASDAQ Stock Market was $6.00.

(b)  HOLDERS

On May 24, 1999 there were approximately 420 record holders of the Company's Common Stock. The Company believes that there are more than 2000 beneficial owners of its Common Stock.

(c)  DIVIDENDS

The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends for the foreseeable future. Any future earnings will be retained for use in the Company's business.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 1995 through 1999, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent auditors. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Amounts in thousands, except per share data)


                                                                       YEARS ENDED FEBRUARY 28 or 29,

SELECTED STATEMENT OF OPERATIONS DATA
                                                1995         1996          1997         1998           1999


    Total revenues                            $13,616      $18,552       $22,281       $23,764       $26,233
    Operating income (loss)                     2,270        2,157        (1,026)        2,599         1,319
    Income (loss) from continuing
      operations                                1,350        1,207        (1,010)        1,260           687
    Income (loss) from discontinued
      operations (net of income taxes)           --              1          (356)       (1,020)         --
    Net income (loss)                          $1,350       $1,208       $(1,366)         $240          $421
BASIC EARNINGS (LOSS) PER COMMON SHARE
    Continuing Operations                        $.53         $.43         $(.35)         $.43          $.16
    Discontinued Operations                      --           --            (.12)         (.35)         --
    Net Income (loss)                            $.53         $.43         $(.47)         $.08          $.16
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Continuing Operations                        $.50         $.42         $(.35)         $.43          $.16
    Discontinued Operations                      --           --            (.12)         (.35)         --
    Net Income (loss)                            $.50         $.42         $(.47)         $.08          $.16
    Weighted average common shares
      outstanding                               2,515        2,797         2,908         2,913         2,665
    Weighted average common shares
      outstanding, assuming dilution            2,718        2,887         2,908         2,930         2,677

SELECTED BALANCE SHEET DATA
    Working capital                            $1,627       $2,043        $2,664        $3,949        $1,558
    Total assets                               10,181       16,308        18,666        19,868        18,652
    Long-term debt                              2,314        2,184         5,737         5,993         5,250
    Stockholders' equity                        5,907       11,117         9,779        10,019         8,509



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

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Continuing Operations Results Summary

The Company posted record revenues in fiscal 1999. Revenues rose 10.4% from 1998 to 1999, operating income decreased $1.3 million from $2.6 million in 1998 to $1.3 million in 1999 and income from continuing operations decreased $0.9 million from $1.3 million in 1998 to $0.4 million in 1999. Diluted earnings per share from continuing operations decreased from $.43 per share in 1998 to $.16 per share in 1999.

Revenues


($'s in thousands)                  1999          1998        Change     % Change
Factory Sales                    $11,433.3     $10,198.6     $1,234.7      12.1%
Retail Sales                      11,759.7      10,460.5      1,299.2      12.4%
Royalty and Marketing Fees         2,919.6       2,747.6        172.0       6.3%
Franchise Fees                       119.9         357.3       (237.4)    (66.4%)
Total                            $26,232.5     $23,764.0     $2,468.5      10.4%


Factory Sales

Factory sales increased $1.2 million or 12.1% to $11.4 million in fiscal 1999, compared to $10.2 million in 1998. This increase was due primarily to wholesale sales of product to distribution channels outside of the Company's retail store system. Same store pounds purchased from the factory by franchised stores declined 2.9% in fiscal 1999 versus fiscal 1998 partially offsetting the increase in wholesale sales. The Company believes the decline in same store pounds purchased from the factory resulted primarily from increased retail sales of store-made product and product purchased from authorized vendors relative to factory-made products. Same store pounds purchased is a comparison of pounds purchased from the factory by franchised stores open for 12 months in each fiscal year.

In response to the trend of decreasing same store pounds purchased from the factory and the limited number of suitable locations available for new Company-owned and franchised stores, the Company is focusing on developing new distribution channels, and new product introductions that replace products from authorized outside vendors, to improve factory sales trends.

Retail Sales

Retail sales increased $1.3 million or 12.4% to $11.8 million in fiscal 1999, compared to $10.5 million in fiscal 1998. This increase resulted primarily from an increase in the number of Company-owned stores from 37 as of February 28, 1998 to 42 as of February 28, 1999 and a 2.4% increase in same store sales.

During fiscal 1999 the Company bought 5 stores from franchisees. During fiscal 2000 the Company plans to begin a program of selective divestiture of lower volume Company-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $172,000 or 6.3% to $2.9 million in fiscal 1999, compared to $2.7 million in fiscal 1998. This increase resulted from an increase in same store sales at franchised stores of 7.7%. Franchise fee revenues decreased $237,000 in fiscal 1999 compared to fiscal 1998 due to a decrease in the number of new franchises sold.

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

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 56.7% in fiscal 1999 versus 53.1% in fiscal 1998. This deterioration resulted from decreased factory and Company-owned store margins. Factory margins decreased to 26.8% in fiscal 1999 from 32.5% in fiscal 1998. Company-owned store margins for fiscal 1999 decreased to 59.3% from 61.0% in fiscal 1998. Factors contributing to the decrease in factory margins include: (1) incremental costs associated with the start-up (due to labor shortages and facility space constraints) and ultimate closure (due to less than anticipated demand) of a remote packaging facility; (2) production inefficiencies caused by facility space constraints and the lack of a sufficient seasonal workforce; (3) higher than expected third party shipping costs; (4) provisions for returns and allowances relating to products sold to outside distribution channels and (5) a non-recurring charge to factory cost of sales of approximately $398,000 representing write-down provisions for spoiled, excess and obsolete inventory resulting primarily from product over-production. The reduction in Company-owned store margins was due primarily to a product mix shift from store made product to product produced by the factory.

The Company has implemented certain changes to its manufacturing processes and cost structure in order to improve factory gross margin and address facility space constraints and seasonal labor shortages. The Company believes these efforts will ultimately restore manufacturing profitability to levels achieved in fiscal 1998.

Franchise Costs

Franchise costs increased $42,000 or 3.8% in fiscal 1999 compared to fiscal 1998 due to increased support costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 37.8% in fiscal 1999 from 35.6% in fiscal 1998 due to increased support costs and a 66.4% decrease in franchise fee revenue.

Sales & Marketing

Sales and Marketing costs increased 40% to $1.8 million in fiscal 1999 from $1.3 million in fiscal 1998. This increase is due to: (1) expansion of the Company's sales and marketing group to support a larger base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials available to franchised and Company-owned stores; (3) establishment of a sales force focused on new distribution opportunities; (4) enhanced customer service and new product marketing programs and (5) costs associated with certain new distribution channel customers.

General and Administrative

General and administrative expenses increased 6.8% from $1.9 million in fiscal 1998 to $2.0 million in fiscal 1999, primarily as a result of increased bad debt expense related to new distribution channel customers. As a percentage of total revenues, general and administrative expense declined from 7.9% in fiscal 1998 to 7.6% in fiscal 1999.

Retail Operating Expenses

Retail operating expenses increased from $5.9 million in fiscal 1998 to $6.7 million in fiscal 1999; an increase of 12.6%. This increase resulted primarily from an increase in the number of Company-owned stores from 37 at February 28, 1998 to 42 at February 28, 1999. Retail operating expenses, as a percentage of retail sales, remained relatively constant at 56.7% in fiscal 1998 compared to 56.8% in fiscal 1999.

Provision for Store Closures, Impairment Loss and Loss on Write-down of Assets

In the fourth quarter of fiscal 1999, a non-recurring charge of approximately $124,000 was recorded representing the loss expected to result from the closure of two Company-owned stores.

Other Expense

Other expense of $631,000 incurred in fiscal 1999 increased 14.8% from the $550,000 incurred in fiscal 1998. This increase resulted from decreased interest income on excess cash balances in fiscal 1999 and increased interest expense related to borrowings on the Company's line of credit facility.

Income Tax Expense

The Company's effective income tax rate in fiscal 1999 was 38.7% in comparison with the 38.5% in 1998.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations. On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. This transaction closed on July 31, 1998.

The estimated loss on disposition of Fuzziwig's of $929,000 (inclusive of estimated losses during the phase out period of $250,000), net of applicable income tax benefit of $587,000, has been recorded in the accompanying statement of operations for the year ending February 28, 1998.

The operating results of Fuzziwig's, including disposition costs, and operating losses during the phase-out period totaling $1.5 million have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the statements of operations for all applicable periods reported.

Loss from discontinued operations was $.35 per diluted share in fiscal 1998 versus nil in fiscal 1999.

Net Income

Net Income including discontinued operations was $.08 per diluted share in fiscal 1998 versus $.16 per diluted share in fiscal 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

Continuing Operations Results Summary

The Company posted record revenues and operating income in fiscal 1998. Revenues rose 6.7% from 1997 to 1998, operating income increased $3.6 million from a loss of $1.0 million in 1997 to $2.6 million in 1998 and income from continuing operations increased $2.3 million from a loss of $1.0 million in 1997 to income of $1.3 million in 1998. Diluted earnings per share from continuing operations increased from a loss of $.35 per share in 1997 to income of $.43 per share in 1998.

Revenues

($'s in thousands)                 1998           1997        Change     % Change
Factory Sales                    $10,198.6      $9,188.2     $1,010.4      11.0%
Retail Sales                      10,460.5      10,494.4        (33.9)      (.3%)
Royalty and Marketing Fees         2,747.6       2,342.4        405.2      17.3%
Franchise Fees                       357.3         255.6        101.7      39.8%
Total                            $23,764.0     $22,280.6     $1,483.4       6.7%



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

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 53.1% in fiscal 1998 versus 56.0% in fiscal 1997. This improvement resulted from increased margins on both factory and retail sales. Company-owned store margins for fiscal 1998 improved to 61.0% in fiscal 1998 from 57.8% in fiscal 1997 as a result of an increase in retail prices, a focus on higher margin products and reduced inventory shrinkage. Factory margins improved to 32.5% in fiscal 1998 from 28.3% in fiscal 1997 as a result of improved manufacturing efficiencies and a 2.6% price increase in April of 1997.

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

General and Administrative

General and administrative expenses decreased 6.0% from $2.0 million in fiscal 1997 to $1.9 million in fiscal 1998, primarily as a result of reduced bad debt expense. As a percentage of total revenues, general and administrative expense declined from 9% in fiscal 1997 to 7.9% in fiscal 1998.

Retail Operating Expenses

Retail operating expenses decreased from $6.4 million in fiscal 1997 to $5.9 million in fiscal 1998; a decrease of 7.0%. This decrease resulted from closing and selling certain under-performing Company-owned stores. As a result of this decrease and the improvement in same store retail sales, retail operating expenses, as a percentage of retail sales, decreased from 60.7% in fiscal 1997 to 56.7% in fiscal 1998.

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

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations. On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. This transaction closed on July 31, 1998.

The estimated loss on disposition of Fuzziwig's of $929,000 (inclusive of estimated losses during the phase out period of $250,000), net of applicable income tax benefit of $587,000, has been recorded in the accompanying statement of operations for the year ending February 28, 1998.

The operating results of Fuzziwig's, including disposition costs and operating losses during the phase-out period totaling $1.5 million have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the statements of operations for all periods reported.

Loss from discontinued operations was $.35 per diluted share in fiscal 1998 versus $.12 in fiscal 1997.

Net Income

Net Income including discontinued operations was $.08 per diluted share in fiscal 1998 versus a loss of $.47 per diluted share in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1999, working capital was $1.5 million compared with $3.9 million as of February 28, 1998, a $2.4 million decrease. This decrease is primarily the result of the use of $1.8 million of working capital to repurchase 336,000 shares of the Company's common stock at $5.15 per share, related transaction expenses and loans to certain officers and directors of $249,000 to acquire an additional 54,000 shares.

Cash and cash equivalent balances decreased from $1.8 million as of February 28, 1998 to $.3 million as of February 28, 1999 as a result of cash flows used in investing activities in excess of cash flows generated by operating and financing activities. The Company's current ratio was 1.3 to 1 at February 28, 1999 in comparison with 2.1 to 1 at February 29, 1998.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of February 28, 1999, $1.9 million), and chattel mortgage notes (unpaid balance as of February 28, 1999, $5.2 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $3.0 million credit line, of which $2.1 million was available, secured by substantially all of the Company's assets except retail store assets and is subject to renewal in July, 1999.

For fiscal 2000, the Company anticipates making capital expenditures of approximately $700,000, which will be used to maintain and improve existing factory and administrative infrastructure and for store remodels. The Company believes that cash flow from operations and available bank lines of credit will be sufficient to fund capital expenditures and working capital requirements for fiscal 2000.

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

The Company has developed a detailed year 2000 Conversion Project Plan ("Plan") to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan takes into consideration the following items: (i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of the Company's operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance; and (v) determination of key vendor and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The Company is in the process of upgrading its main systems and hardware for year 2000 compliance. This critical remediation work is approximately 70% complete and is scheduled to be tested and installed by June 1999. Non-critical system conversions have been identified and are scheduled for completion by October 1999. This remediation process has commenced and encompasses all areas of operations of the Company, from verification of the year 2000 compliance of email systems to telephone systems.

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

The estimated cost for implementing the plan including all required remediation and testing activities is between $100,000 and $150,000 and is being funded through operating cash flows. The Company anticipates that approximately 15% of these costs will relate to identification and assessment efforts, approximately 55% to the replacement of noncompliant software and equipment, approximately 5% to the correction of existing systems and approximately 25% to the testing of corrections implemented under the Plan. Costs incurred in connection with the Plan are not expected to result in significant delays or revisions to any of the Company's other pending or proposed information technology programs. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. To date, the Company has incurred approximately $47,000 of expenses in connection with the Plan.

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

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations, if necessary, from the balance of vendors who have yet to respond (83%). However, alternative vendors may not be available for certain services, such as electrical power, water and local telephone services. The Company's timeline is to finalize these contingency plans by October 1999.


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

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in commodity futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. The Company also does not engage in transactions in foreign currencies or in interest rate swap transactions that could expose the Company to market risk. However, the Company is exposed to some commodity price and interest rate risks.

The Company frequently enters into purchase contracts for chocolate and, to a lesser extent, certain nuts having durations ranging from six to 18 months. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.

As of February 28, 1999, $1.2 million of the Company's long-term debt was subject to a variable interest rate. Assuming that this principal amount did not change during fiscal 2000, other than as a result of scheduled principal reductions, and assuming that the average effective interest rate on this debt for 2000 increased by one percent as compared to the average effective interest rate in effect during 1999, the Company would incur an additional $10,000 in interest expense in 2000, as compared to 1999, and would experience a corresponding reduction in cash flow. A decrease in the average interest rate in effect on this debt during 2000 would result in a corresponding decrease in interest expense and an increase in cash flow.

The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of February 28, 1999, $900,000 was outstanding under the line of credit. However, this line of credit is used primarily for working capital purposes, and the Company expects the outstanding principal balance to be significantly lower during most of fiscal 2000. As of May 28, 1999, the outstanding principal balance under the line of credit was $100,000. The outstanding principal balance as of February 28, 1999 was impacted by, among other things, the expenditure during fiscal 1999 of more than $1.7 million for the repurchase of Common Stock. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

                          ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



                                                                             Page

Report of Independent Certified Public Accountants                            26

Statements of Operations                                                      27

Balance Sheets                                                                29

Statements of Changes in Stockholders Equity                                  30

Statements of Cash Flows                                                      31

Notes to Financial Statements                                                 32


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.


We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
May 12, 1999

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF OPERATIONS


                                                                    FOR THE YEARS ENDED FEBRUARY 28,
                                                                                        1999              1998              1997
REVENUES
   Sales                                                                           $23,193,011       $20,659,076       $19,682,622
   Franchise and royalty fees                                                        3,039,517         3,104,906         2,597,985
   Total revenues                                                                   26,232,528        23,763,982        22,280,607

COSTS AND EXPENSES
   Cost of sales                                                                    13,153,614        10,960,966        11,017,119
   Franchise costs                                                                   1,147,862         1,106,172         1,258,361
   Sales & marketing                                                                 1,809,077         1,290,516           741,603
   General and administrative                                                        2,004,970         1,877,528         2,076,196
   Retail operating expenses                                                         6,674,472         5,930,039         6,375,279
   Provision for store closures                                                        123,903              --           1,358,398
   Impairment loss                                                                        --                --             149,000
   Loss on write-down of assets                                                           --                --             330,587
   Total costs and expenses                                                         24,913,898        21,165,221        23,306,543

OPERATING INCOME (LOSS)                                                              1,318,630         2,598,761        (1,025,936)

OTHER INCOME (EXPENSE)
   Interest expense                                                                   (698,557)         (664,852)         (473,618)
   Litigation settlements                                                                 --                --            (154,300)
   Interest income                                                                      67,080           114,732            28,637
   Other, net                                                                         (631,477)         (550,120)         (599,281)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                                        687,153         2,048,641        (1,625,217)

INCOME TAX EXPENSE (BENEFIT)                                                           265,725           788,640          (615,506)

INCOME (LOSS) FROM CONTINUING OPERATIONS                                               421,428         1,260,001        (1,009,711)


DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations
     (net of income taxes)                                                                --             (90,849)         (355,991)
   Provision for estimated loss on disposition, including provision for
     operating losses during phase out period of $153,250 (net of income taxes)           --            (929,234)             --
   Total                                                                                  --          (1,020,083)         (355,991)

NET INCOME (LOSS)                                                                     $421,428          $239,918       $(1,365,702)


                                                        (CONTINUED)








        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      STATEMENTS OF OPERATIONS (CONTINUED)


                                                                                                   FOR THE YEARS ENDED FEBRUARY 28,
                                                                                          1999              1998             1997
BASIC EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                                                                  $.16              $.43             $(.35)
   Discontinued Operations                                                                --                (.35)             (.12)
   Net Income (Loss)                                                                      $.16              $.08             $(.47)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                                                                  $.16              $.43             $(.35)
   Discontinued Operations                                                                --                (.35)             (.12)
   Net Income (Loss)                                                                      $.16              $.08             $(.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           2,665,567         2,912,387         2,908,492

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                                               11,776            17,158              --

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
   ASSUMING DILUTION                                                                 2,677,343         2,929,545         2,908,492






































        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS


                                                                                      AS OF FEBRUARY 28,
                                                                                     1999              1998
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                        $317,155        $1,795,381
   Accounts and notes receivable, less allowance for doubtful accounts of
     $259,408 and $214,152                                                         1,874,286         2,174,618
   Refundable income taxes                                                           383,511           483,448
   Inventories                                                                     3,276,550         2,567,966
   Deferred income taxes                                                             433,229           257,176
   Other                                                                              73,827           103,195
   Net current assets of discontinued operations                                        --              44,351
   Total current assets                                                            6,358,558         7,426,135

PROPERTY AND EQUIPMENT, NET                                                       10,238,671         9,672,443

OTHER ASSETS
   Net non-current assets of discontinued operations                                    --           1,555,681
   Accounts and notes receivable                                                     291,648           279,122
   Goodwill, less accumulated amortization of $441,246 and 325,848                 1,420,754           596,152
   Other                                                                             342,469           338,359
   Total other assets                                                              2,054,871         2,769,314

   Total assets                                                                  $18,652,100       $19,867,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                                           $1,831,000        $1,132,900
   Line of credit                                                                    900,000              --
   Accounts payable                                                                1,066,986         1,296,769
   Accrued salaries and wages                                                        548,745           707,737
   Other accrued expenses                                                            453,407           339,481
   Total current liabilities                                                       4,800,138         3,476,887

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            5,249,769         5,993,273

DEFERRED INCOME TAXES                                                                 93,007           378,272

COMMITMENTS AND CONTINGENCIES                                                           --                --

STOCKHOLDERS' EQUITY
   Common stock, $.03 par value; 7,250,000 shares authorized; 2,599,599 and
     2,912,449 shares issued and outstanding                                          77,988            87,373
   Additional paid-in capital                                                      7,046,032         8,719,604
   Retained earnings                                                               1,633,911         1,212,483
   Less notes receivable from officers and directors                                (248,745)             --
   Total stockholders' equity                                                      8,509,186        10,019,460

   Total liabilities and stockholders' equity                                    $18,652,100       $19,867,892





        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         FOR THE YEARS ENDED FEBRUARY 28,
                                                      1999             1998            1997
COMMON STOCK
   Balance at beginning of year                      $87,373          $87,369         $87,155
   Repurchase and retirement of common stock         (10,080)            --              --
   Issuance of common stock                                5                4               4
   Exercise of stock options                             690             --               210
   Balance at end of year                             77,988           87,373          87,369

NOTES RECEIVABLE-OFFICERS AND DIRECTORS
   Balance at beginning of year                         --               --              --
   Issuance of notes                                (248,745)            --              --
   Balance at end of year                           (248,745)            --              --

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                    8,719,604        8,719,008       8,691,960
   Repurchase and retirement of common stock      (1,754,331)            --              --
   Issuance of common stock                              699              596           1,008
   Exercise of stock options                          80,060             --            26,040
   Balance at end of year                          7,046,032        8,719,604       8,719,008

RETAINED EARNINGS
   Balance at beginning of year                    1,212,483          972,565       2,338,267
   Net income (loss) for the year                    421,428          239,918      (1,365,702)
   Balance at end of year                          1,633,911        1,212,483         972,565

TOTAL STOCKHOLDERS' EQUITY                        $8,509,186      $10,019,460      $9,778,942

COMMON SHARES
   Balance at beginning of year                    2,912,449        2,912,299       2,905,149
   Repurchase and retirement of common stock        (336,000)            --              --
   Issuance of common stock                              150              150             150
   Exercise of stock options                          23,000             --             7,000
   Balance at end of year                          2,599,599        2,912,449       2,912,299



















         The accompanying notes are an integral part of these statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                     FOR THE YEARS ENDED FEBRUARY 28,
                                                                   1999             1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $421,428         $239,918      $(1,365,702)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   Loss from discontinued operations                                  --             90,849          355,991
   Provision for estimated loss on disposition of business            --            929,234             --
   Depreciation and amortization                                 1,508,111        1,335,715        1,383,212
   Asset impairment and store closure losses                       123,903             --          1,781,985
   Gain on sale of assets                                          (11,420)         (76,474)         (72,707)
   Changes in operating assets and liabilities:
   Accounts and notes receivable                                   237,806         (158,353)         232,733
   Refundable income taxes                                          99,937         (250,159)        (233,289)
   Inventories                                                    (708,584)        (485,400)         378,020
   Other assets                                                     29,368           74,872           45,934
   Accounts payable                                               (229,783)         497,098         (198,849)
   Income taxes payable                                               --               --           (287,518)
   Deferred income taxes                                          (461,318)         767,666         (856,020)
   Accrued liabilities                                            (223,533)        (286,081)         220,270
   Deferred income                                                    --            (93,000)          93,000
   Net cash provided by operating activities of continuing
     operations                                                    785,915        2,585,885        1,477,060

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                     39,300            8,602          310,690
   Sale (purchase) of other assets                                  58,054         (233,380)        (328,940)
   Loans to officers and directors                                (248,745)            --               --
   Purchase of property and equipment                           (1,383,718)      (1,984,940)      (2,251,598)
   Net cash used in investing activities                        (1,535,109)      (2,209,718)      (2,269,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line of credit                                    900,000             --         (1,000,000)
   Proceeds from long-term debt                                  2,022,456        1,522,043        7,071,852
   Payments on long-term debt                                   (2,067,860)        (981,063)      (2,805,074)
   Proceeds from issuance of common stock                             --                600            1,012
   Proceeds from exercise of stock options                          80,750             --             26,250
   Repurchase and redemption of common stock                    (1,764,410)            --               --
   Net cash provided by (used in) financing activities            (829,064)         541,580        3,294,040

   NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS          100,032           85,028       (2,237,433)

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,478,226)       1,002,775          263,819

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,795,381          792,606          528,787

   CASH AND CASH EQUIVALENTS AT END OF YEAR                       $317,155       $1,795,381         $792,606



        The accompanying notes are an integral part of these statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States and in Guam and Canada. The Company is also a retail operator and international franchiser. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

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

The Company reviews its long-lived assets, including identifiable intangible assets, whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company's policy is to review the recoverability of all assets, at a minimum, on an annual basis. See Note 10.

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

Vulnerability Due to Certain Concentrations

The Company's stores are concentrated (47%) in the factory outlet mall environment. At April 30, 1999, 32 Company-owned stores and 74 franchise stores of 227 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment and to changes in the level of construction of additional, new factory outlet mall locations.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during each year of 2,665,567, 2,912,387 and 2,908,492, for the fiscal years ended February 28, 1999, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. Incremental shares assumed issued on the exercise of common stock options during the fiscal years ended February 28, 1999 and 1998 were 11,776 and 17,158. The effect of stock options in 1997 would be antidilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term investments in money market funds, other liquid assets, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

Reclassifications

Certain reclassifications have been made to prior years' financial statements in order to conform with the presentation of the February 28, 1999 financial statements.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. This statement is effective for years beginning after June 15, 1999 and is not applied retroactively to financial statements for prior periods. The Company believes that this statement will not have a material effect on its financial statements.

NOTE 3 - INVENTORIES

Inventories consist of the following at February 28:

                                                     1999                 1998
Ingredients and supplies                          $1,594,579          $1,153,433
Finished candy                                     1,681,971           1,414,533
                                                  $3,276,550          $2,567,966

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

                                                     1999                 1998
Land                                             $   513,618         $   513,618
Building                                           3,672,870           3,665,581
Machinery and equipment                            7,147,833           6,023,347
Furniture and fixtures                             2,408,807           2,072,208
Leasehold improvements                             1,876,223           1,389,608
Transportation equipment                             199,639             293,357
                                                  15,818,990          13,957,719

Less accumulated depreciation                      5,580,319           4,285,276

Property and equipment, net                      $10,238,671         $ 9,672,443

NOTE 5 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 1999 the Company had a $3,000,000 line of credit from a bank, collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventory. Interest on borrowings is at prime (7.75% at February 28, 1999). Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. The credit line is subject to renewal in July, 1999.

On May 15, 1998, the Company used its line of credit to fund the purchase of 336,000 shares and to lend certain officers and directors funds to acquire 40,000 shares of its issued and outstanding common stock. See Note 8.

Long-Term Debt

Long-term debt consists of the following at February 28:

                                                        1999             1998
Chattel mortgage note payable in monthly
installments of $10,500 through March,
2001 including interest at 8.25% per
annum, collateralized by machinery,
equipment, furniture and fixtures.                   $  210,731       $  320,793

Real estate mortgage note payable in
monthly installments of $17,490 through
April, 2011 including interest at 8.25%
per annum, collateralized by land and
factory building. Interest adjusted to
prime in May, 2001 and every five years
thereafter until maturity in April 2016.              1,925,405        1,969,930

Chattel mortgage note payable in monthly
installments of $12,359 through April,
2002 including interest at 8.25% per
annum, collateralized by equipment.                     412,064          521,427


Chattel mortgage note payable in monthly
installments of $24,613 through April,
2003 including interest at 8.94% per
annum, collateralized by machinery,
equipment, furniture and fixtures.                    1,052,241        1,251,663


                                                         1999             1998
Chattel mortgage note payable in monthly
installments of $5,472 through January,
2002 including interest at 10.36% per
annum, collateralized by machinery,
equipment, furniture and fixtures.                      164,686          210,669

Chattel mortgage note payable in monthly
installments of $27,632 through April,
2001 including interest at 7.9% per
annum, collateralized by machinery,
equipment, furniture and fixtures.                      658,322             --

Chattel mortgage note payable in monthly
installments of $10,177 through October,
2001 including interest at 10.35% per
annum, collateralized by machinery,
equipment, furniture and fixtures.                      283,500          371,265

Chattel mortgage notes payable in
monthly principal installments of
$37,881 through April, 2002 plus
interest at LIBOR plus 2.85% (7.79% at
February 28, 1999), collateralized by
equipment, furniture and fixtures.                    1,215,375             --

Chattel mortgage note payable in monthly
installments of $7,828 through November,
2001 including interest at 7.95% per
annum, collateralized by equipment,
furniture and fixtures.                                 231,361             --

Chattel mortgage note payable in monthly
installments of $454 through October,
2003 including interest at 7.91% per
annum, collateralized by equipment.                      21,219             --

Chattel mortgage note payable in
quarterly installments of $105,000
through October, 1999, $90,000 through
October, 2000, $57,150 through January,
2002, and a final installment of $38,100
in April, 2002, including interest at
6.73% per annum collateralized by
equipment, furniture and fixtures.                      905,865             --

Chattel mortgage notes payable (retired
in fiscal 1999), interest rates ranging
from 8.75 to 10.5%.                                        --          2,480,426

                                                     $7,080,769       $7,126,173
Less current maturities                               1,831,000        1,132,900
                                                     $5,249,769       $5,993,273

Maturities of long-term debt are as follows for the years ending February 28 or 29:

                          2000                    $1,831,000
                          2001                     1,842,580
                          2002                     1,239,879
                          2003                       428,892
                          2004                       128,393
                    Thereafter                     1,610,025
                                                  $7,080,769

NOTE 6 - OPERATING LEASES

The Company conducts its retail operations in facilities leased under five to ten year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the year ending February 28 or 29:

                          2000                    $  900,741
                          2001                       775,630
                          2002                       508,195
                          2003                       340,564
                          2004                       176,627
                    Thereafter                       157,683
                                                  $2,859,440

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

                          2000                    $1,336,496
                          2001                     1,127,867
                          2002                       780,781
                          2003                       505,057
                          2004                       316,818
                    Thereafter                       499,358
                                                  $4,566,377

The following is a schedule of lease expense for all operating leases for the three years ended February 28:

                               1999              1998              1997
Minimum rentals            $ 2,316,508       $ 2,454,744       $ 2,278,591
Less sublease rentals       (1,239,663)       (1,294,202)       (1,184,301)
Contingent rentals              35,150           100,771            47,116
                           $ 1,111,995       $ 1,261,313       $ 1,141,406

NOTE 7 - INCOME TAXES

Income tax expense (benefit) relating to continuing operations is comprised of the following for the years ending February 28:

                                 1999            1998           1997
          Current
            Federal           $ 240,834       $  18,520      $ 230,618
            State                25,183           2,454          9,896
          Total Current         266,017          20,974        240,514

          Deferred
            Federal                (264)        677,849       (768,992)
            State                   (28)         89,817        (87,028)
          Total Deferred           (292)        767,666       (856,020)
          Total               $ 265,725       $ 788,640      $(615,506)

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28:

                                                         1999       1998       1997
       Statutory rate                                    34.0%      34.0%      34.0%
       Goodwill amortization                              1.2%        .4%        .4%
       State income taxes, net of federal benefit         2.4%       3.1%       3.0%
       Other                                              1.1%       1.0%        .5%
       Effective Rate                                    38.7%      38.5%      37.9%

The components of deferred income taxes at February 28, 1999 and 1998 are as follows:

        Deferred Tax Assets                              1999           1998
          Allowance for doubtful accounts            $   100,313    $    82,877
          Inventories                                     28,742           --
          Accrued compensation                            67,279         70,774
          Contribution carryover                          37,249         26,511
          Loss provisions                                597,422        206,902
          Alternative minimum tax carryforward           150,402         85,689
          Deferred lease rentals                          18,333         26,167
          Other                                            7,781           --
                                                       1,007,521        498,920
        Deferred Tax Liabilities - Depreciation         (667,299)      (620,016)
        Net deferred tax asset (liability)           $   340,222    $  (121,096)

NOTE 8 - STOCK REPURCHASE

On May 15, 1998, the Company purchased 336,000 shares and certain of its directors and executive officers purchased 104,000 shares of the Company's issued and outstanding common stock at $5.15 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 40,000 of the 104,000 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and are due May 15, 2003.

NOTE 9 - STOCK OPTION PLANS

Under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan") options to purchase 215,000 shares of the Company's common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Options representing the right to purchase 54,000 shares of the Company's common stock remained outstanding under the 1985 Plan at February 28, 1999.

Under the 1995 Stock Option Plan (the "1995 Plan") and the Nonqualified Stock Option Plan for Non-employee Directors (the "Director's Plan"), options to purchase up to 250,000 and 90,000 shares, respectively, of the Company's common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years. Options representing the right to purchase 147,000 and 40,000 shares of the Company's common stock were outstanding under the 1995 Plan and Director's Plan, respectively, at February 28, 1999.

Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised, in May 2000 through January 2008.

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

                                                            1999       1998          1997
     Net Income (Loss)-as reported                        $  421     $  240     $  (1,366)
     Net Income (Loss)-pro forma                          $  362     $  177     $  (1,530)
     Basic Income (Loss) per Share-as reported            $  .16     $  .08     $    (.47)
     Diluted Income (Loss) per Share-as reported          $  .16     $  .08     $    (.47)
     Basic Income (Loss) per Share-pro forma              $  .14     $  .06     $    (.53)
     Diluted Income (Loss) per Share-pro forma            $  .14     $  .06     $    (.53)

The fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model utilizing the following assumptions:

                                                    1999        1998        1997
Expected dividend yield                                0%          0%          0%
Expected stock price volatility                       65%         65%         50%
Risk-free interest rate                              6.0%        6.0%        6.5%
Expected life of options                           7 years     7 years     7 years

Additional information with respect to options outstanding under the Plans at February 28, 1999, and changes for the three years then ended was as follows:

                                                                1999
                                                                   Weighted Average
                                                         Shares     Exercise Price
          Outstanding at beginning of year               290,000       $ 7.81
          Exercised                                      (23,000)        3.51
          Forfeited                                      (26,000)       10.63

          Outstanding at end of year                     241,000         7.91

          Options exercisable at February 28, 1999       141,800         9.18



                                                                1998
                                                                   Weighted Average
                                                         Shares     Exercise Price
          Outstanding at beginning of year               272,000       $ 9.01
          Granted                                         55,000         4.55
          Forfeited                                      (37,000)       11.80

          Outstanding at end of year                     290,000         7.81

          Options exercisable at February 28, 1998       151,000         9.22

          Weighted average fair value per share
          of options granted during 1998
          was $3.44.

                                                               1997
                                                                   Weighted Average
                                                         Shares     Exercise Price
          Outstanding at beginning of year               224,000       $11.95
          Granted                                        111,000         7.05
          Exercised                                       (7,000)        3.75
          Canceled                                       (56,000)       18.25

          Outstanding at end of year                     272,000         9.01

          Options exercisable at February 28, 1997       161,000        10.11

          Weighted average fair value per share
          of options granted during 1997
          was $4.04.

Information about stock options outstanding at February 28, 1999 is summarized as follows:

                                                               Options Outstanding
                                                    Weighted average
                                   Number              remaining             Weighted average
Range of exercise prices         outstanding        contractual life         exercise price
$3.125 to 4.50                      82,000              6.49 years               $ 4.21
$5.125 to 7.75                     104,000              7.04 years                 7.03
$11.50 to 18.00                     55,000              5.52 years                15.10

                                   241,000

                                               Options Exercisable
                                                                Weighted
                                          Number                 average
Range of exercise prices               exercisable            exercise price
$3.125 to 4.50                            40,400                $  3.91
$5.125 to 7.75                            47,000                   6.80
$11.50 to 18.00                           54,400                  15.14

                                         141,800

NOTE 10 - LOSS PROVISIONS

Loss provisions were provided as follows:

Store Closures

In February 1999, the Company adopted a plan to close two underperforming Company-owned stores. The Company made a loss provision in February 1999 for closure of these stores in the total amount of approximately $123,000 including $86,000 for estimated operating losses to date of closure and $37,000 for writedown of store assets to their estimated recoverable values.

In February 1997, the Company adopted a plan to close eight underperforming Company-owned stores. The Company made a loss provision in February, 1997 for closure of these stores in the total amount of $1,302,000 including $138,000 for estimated operating losses to date of closure, $473,000 for estimated cost of settlement of leases, and $691,000 for writedown of store assets to their estimated recoverable values. A loss provision of $56,000 was made in February, 1997 for estimated cost of settlement of leases relating to the Company's liability as primary lessee on sublet franchise outlets.

Long-Lived Asset Impairments

In February 1997, an impairment loss for retail operations was recognized in the amount of $597,000 for six underperforming Company-owned stores to remain open. Current and historical operating and cash flow losses indicate that recorded asset values for these stores are not fully recoverable. Assets with net book value of $885,000 were reduced to their estimated fair value based on prices of similar assets or estimated present value of future net cash flows expected to be generated from the stores.

Asset Obsolescence and Dispositions

In February 1999, a loss provision was made in the amount of $398,000 to reduce certain inventories to the lower of cost or market. This charge is included in cost of sales in the accompanying statement of operations.

In fiscal 1997, a loss provision was made in the amount of $331,000 for estimated loss on future disposition of certain obsolete factory assets and to reduce to net realizable value certain surplus fixtures and equipment utilized in Company-owned stores.

Litigation Settlements

In fiscal 1997, the Company settled in the amount of $154,000, litigation brought against it for premature lease termination resulting from closure in fiscal 1996 of one Company-owned store and of one franchised store where the Company was the primary lessee on the franchisee-sublet location.

NOTE 11 - OPERATING SEGMENTS

Effective May 31, 1998 the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which changes the way the Company reports information about its operating segments.

The Company classifies its business interests into three reportable segments:
Franchising, Retail stores and Manufacturing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

                                       Franchising       Manufacturing           Retail              Other              Total
FY 1999
Total revenues                          3,039,517          14,737,115           11,759,655                 --         29,536,287
Intersegment revenues                          --          (3,303,759)                  --                 --         (3,303,759)
Revenue from external
    customers                           3,039,517          11,433,356           11,759,655                 --         26,232,528
Segment profit (loss)                     806,106           2,990,147               48,936         (3,158,036)           687,153
Total assets                              889,713           8,947,006            6,507,865          2,307,516         18,652,100
Capital expenditures                       38,666             720,670              529,172             95,210          1,383,718
Total depreciation &
    amortization                          178,575             447,140              666,056            216,340          1,508,111

                                       Franchising       Manufacturing           Retail              Other              Total
FY 1998
Total revenues                          3,104,906          13,276,949           10,460,518                 --         26,842,373
Intersegment revenues                          --          (3,078,391)                  --                 --         (3,078,391)
Revenue from external
    customers                           3,104,906          10,198,558           10,460,518                 --         23,763,982
Segment profit (loss)                   1,148,989           3,074,658              252,642         (2,427,648)         2,048,641
Total assets                            1,217,689           8,388,569            4,864,567          5,397,067         19,867,892
Capital expenditures                       38,749             565,711              857,974            522,506          1,984,940
Total depreciation &
    amortization                           83,100             426,770              631,121            194,724          1,335,715

FY 1997
Total Revenues                          2,597,985          12,273,039           10,494,396                 --         25,365,420
Intersegment revenues                          --          (3,084,813)                  --                 --         (3,084,813)
Revenue from external
    customers                           2,597,985           9,188,226           10,494,396                 --         22,280,607
Segment profit (loss)                     784,734           2,649,432             (396,537)        (4,662,846)        (1,625,217)
Total assets                              713,444           7,342,938            5,529,304          5,080,444         18,666,130
Capital expenditures                      140,117             589,471            1,600,410            (78,400)         2,251,598
  Total depreciation &
    amortization                           68,909             365,884              777,754            170,665          1,383,212

NOTE 12 - DISCONTINUED OPERATION

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations.

On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. This transaction closed on July 31, 1998 (the "Closing Date"). The purchase price included $180,000 cash, $100,000 of which was paid at the Closing Date and the remaining $80,000 paid six months from the Closing Date. Pursuant to the agreement, the Company also received four Rocky Mountain Chocolate Factory stores previously operated as franchised stores by one of the purchasers and valued at approximately $1.42 million.

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

Summarized financial information for the discontinued operation for the years ended February 28 follow:

                                                       1999             1998              1997
Revenues                                           $ 1,095,431      $ 2,928,403       $ 1,991,863

Loss from the discontinued operation, net
of income tax benefit of $57,235 and $217,008             --            (90,849)         (355,991)

Provision for loss on disposal, net of
income tax benefit of $586,766                            --           (929,234)             --

The net assets of the discontinued operation have been segregated in the February 28, 1998 balance sheet as follows:

                                                  1998
Net current assets:
Inventories                                   $    178,765
Other current assets                                29,803
Deferred income taxes                              103,673
Current liabilities                               (267,890)
                                              $     44,351

Net non-current assets:
Net property, plant and equipment             $  1,159,969
Other assets                                        38,067
Deferred income taxes                              357,645
                                              $  1,555,681

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28:

                                                      1999           1998            1997
Interest paid                                      $ 703,953      $ 658,700       $ 469,237
Income taxes paid (received)                         165,788        (30,619)        436,932

Non-Cash Financing Activities:

Company financed sales of retail store assets           --          715,931         110,000

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to 15% of compensation. The Company makes a matching contribution, which vests ratably over a 5 year period, and is 50% of the employee's contribution up to a maximum of 1.5% of the employee's compensation. During the years ended February 28, 1999, 1998, and 1997, the Company contribution was approximately $36,000, $33,000 and $27,000, respectively, to the plan.

NOTE 15 - SUBSEQUENT EVENT (UNAUDITED)

On May 10, 1999, Whitman's Candies, Inc. commenced an unsolicited tender offer for all of the outstanding shares of common stock of the Company at a price of $5.75 per share in cash. The Board of Directors of the Company, in a May 21, 1999 letter to shareholders, indicated that the tender offer is inadequate and not in the best interests of either the Company or its shareholders and recommended that the shareholders reject the tender offer. Unless extended or earlier withdrawn by the offeror, the tender offer will expire on June 16, 1999.

Additionally, the Company adopted a Rights Plan (the "Plan") on May 18, 1999. In connection with the adoption of the Plan, the Board authorized and declared a dividend of one right (a "Right") for each outstanding share of Common Stock, par value $0.03 per share ("Common Stock"), of the Company. The dividend is payable on May 28, 1999 (the "Record Date") to the holders of record of the Common Stock at the close of business on that date. When exercisable each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.10 per share ("Preferred Stock"), of the Company at a price of $30 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The Rights will become exercisable upon the earlier to occur of ten (10) days after the first public announcement that a person or group has acquired beneficial ownership of 15% or more, or ten (10) business days after a person or group announces a tender offer that would result in beneficial ownership of 15% or more, of the Company's outstanding Common Stock. The holder of each one one-hundredth of a share of Preferred Stock would have voting, dividend and certain other rights substantially equivalent to the rights of a holder of one share of Common Stock. The Board resolved to delay the exercisability of the Rights under the Plan with respect to the unsolicited tender offer by Whitman's Candies, Inc. until June 15, 1999 or such later date as may be determined by the Board.

If the Company is acquired in a business combination transaction while the Rights are outstanding, each Right will entitle its holder to purchase, for $30, in lieu of Preferred Stock, common shares of the acquiring company having a market value of $60. In addition, if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, for $30, a number of shares of the Company's Common Stock having a market value of $60. Furthermore, at any time after a person or group acquires beneficial ownership of !5% or more (but less than 50%) of the Company's outstanding Common Stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) for shares of the Company's Common Stock on a one-for-one basis.

At any time prior to the acquisition of 15% of the Company's outstanding Common Stock, the Company can redeem the Rights for $0.01 per Right. Unless earlier redeemed or extended, the Rights will expire on May 28, 2009.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None

                                    PART III.
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

NAME                              AGE                               POSITION
Franklin E. Crail.............    57    Chairman of the Board, President, Treasurer and Director
Bryan J. Merryman.............    38    Chief Operating Officer, Chief Financial Officer and Director
Edward L. Dudley..............    35    Vice President - Sales and Marketing
Gary S. Hauer.................    54    Vice President - Manufacturing
Clifton W. Folsom.............    45    Vice President - Franchise Support
Jay B. Haws...................    48    Vice President - Creative Services
Virginia M. Perez.............    61    Corporate Secretary
Lee N. Mortenson..............    63    Director
Fred M. Trainor...............    60    Director
Gerald A. Kien................    68    Director

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

Bryan J. Merryman

Mr. Merryman joined the Company in December 1997 as Vice President - Finance and Chief Financial Officer. Since April 1999 Mr. Merryman has also served the Company as the Chief Operating Officer and as a Director. Prior to joining the Company, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm) from January 1997 to December 1997. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of aftermarket auto parts from July 1996 to November 1997 and was employed for more than eleven years by Deloitte and Touche LLP, most recently as a senior manager.

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

Gary S. Hauer

Mr. Hauer joined the Company in May 1996 as Vice President of Manufacturing. Mr. Hauer has served in a number of manufacturing management capacities over a 28 year career in the chocolate candy and confectionery industries, including 18 years with See'S Candies, the last 10 years of which he served as plant manager. Mr. Hauer possesses a B.S. in business administration from San Jose State University.

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

Jay B. Haws

Mr. Haws joined the Company in August 1991 as Vice President of Creative Services. Since 1981, Mr. Haws had been closely associated with the Company both as a franchisee and marketing/graphic design consultant. From 1986 to 1991 he operated two Rocky Mountain Chocolate Factory franchises located in San Francisco, California. From 1983 to 1989 he served as Vice President of Marketing for Image Group, Inc., a marketing communications firm based in Northern California. Concurrently, Mr. Haws was co-owner of two other Rocky Mountain Chocolate Factory franchises located in Sacramento and Walnut Creek, California. From 1973 to 1983 he was principal of Jay Haws and Associates, an advertising and graphic design agency. Mr. Haws holds a B.A. in graphics design and communication from California State University.

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

The Board of Directors has a standing Audit Committee and Compensation Committee, each consisting of Messrs. Mortenson, Trainor and Kien. Currently, all Directors of the Company are elected annually by the stockholders and hold office until their respective successors are elected and qualified.

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

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS-
                                                    ANNUAL COMPENSATION                 SECURITIES
                                                                                        UNDERLYING
    NAME AND PRINCIPAL                                                                    OPTIONS              ALL OTHER
          POSITION                     YEAR              SALARY(1)        BONUS            (#)(2)            COMPENSATION(3)
Franklin E. Crail,
   Chairman of the Board and
   President                           1999              $161,250        $67,500                --               $2,500
                                       1998              $150,000             --                --               $2,250
                                       1997              $150,000             --                --               $2,250
Bryan J. Merryman
    Chief Operating Officer, Chief
    Financial Officer and Director     1999              $107,500        $20,000                --                   --
                                       1998 (4)           $25,000             --            30,000                   --
                                       1997                    --             --                --                   --
Gary S. Hauer,
    Vice President-
    Manufacturing (5)                  1999              $107,000        $20,000                --               $1,500
                                       1998              $100,000        $12,500                --               $  750
                                       1997 (4)          $ 75,071             --            30,000                   --
Jay B. Haws, Vice President--
    Creative Services                  1999               $98,500        $23,500                --               $1,830
                                       1998               $94,000             --                --               $1,410
                                       1997               $94,000             --            10,000               $1,410
Clifton W. Folsom, Vice President--
    Franchise Support                  1999               $97,500        $22,500                --                   --
                                       1998               $90,000             --                --                 $104
                                       1997               $90,000             --            10,000               $1,350

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

(3) Represents Company contributions on behalf of the Named Officers under the Company's 401(k) Plan.

(4) Mr. Hauer joined the Company as an officer in May 1996. Mr. Merryman joined the Company as an officer in December 1997.

(5)   Mr. Hauer resigned as an officer of the Company on May 21, 1999.

Additional columns required by Securities and Exchange Commission rules to be included in the foregoing table, and certain additional tables required by such rules, have been omitted because no compensation required to be disclosed therein was paid or awarded to the Named Officers.

OPTION GRANTS DURING FISCAL 1999

None of the Named Officers received grants in fiscal 1999.

AGGREGATED OPTION EXERCISES DURING FISCAL 1999 AND FISCAL YEAR END OPTION VALUES

The following table provides information regarding the number and value of options held by the Named Officers at fiscal year end. The Company does not have any outstanding stock appreciation rights.


                                                              Number of Securities
                               Shares                         Underlying Unexercised                  Value of Unexercised
                             Acquired on      Value              Options at Fiscal               In-the-Money Options at Fiscal
                              Exercise      Realized                Year End (#)                      Year End ($) (1)
         Name                    (#)           ($)         Exercisable       Unexercisable      Exercisable        Unexercisable
Franklin E. Crail                   --            --               --                  --               --                  --
Bryan J. Merryman                   --            --            6,000              24,000               --                  --
Gary S. Hauer                       --            --           12,000              18,000               --                  --
Jay B. Haws                     15,000       $48,750           27,000               4,000           $4,000                  --
Clifton W. Folsom                   --            --           29,000               4,000           $4,000                  --

(1) The closing bid price of the Common Stock on the Nasdaq Stock Market on February 26, 1999, was $4.50 per share. Value of unexercised in the money options at fiscal year end was determined by the difference between the closing bid price and option strike price multiplied by the number of option shares.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive any compensation for serving on the Board or on committees. Directors who are not officers or employees are entitled to receive stock option awards under the Company's 1990 Nonqualified Stock Option Plan for Nonemployee Directors (the "Director's Plan").

The Director's Plan, as amended, provides for automatic grants of nonqualified stock options covering a maximum of 90,000 shares of Common Stock of the Company to Directors of the Company who are not also employees or officers of the Company and who have not made an irrevocable, one-time election to decline to participate in the plan. The Director's Plan provides that during the term of the plan options will be granted automatically to new nonemployee Directors upon their election. Each such option permits the nonemployee Director to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant of the option. Each nonemployee Director's option may be exercised in full during the period beginning one year after the grant date of such option and ending ten years after such grant date, unless the option expires sooner due to termination of service or death. No options were granted under the Director's Plan during fiscal 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company's Board of Directors consists of Lee
N. Mortenson, Fred M. Trainor and Gerald A. Kien. None of the foregoing persons is or has been an officer of the Company.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth information, at May 24, 1999, with respect to the shares of the Company's common stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each Director and nominee, (iii) each Named Officer and (iv) Directors and executive officers of the Company as a group.

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

Common Stock

                               Amount and
Name of                        Nature of                 Percent
Beneficial                     Beneficial                of
Owner                          Ownership                 Class
Franklin E. Crail (1)          298,924                    11.5%
Clyde Wm. Engle et al. (1)     219,357           (2)       8.4%
Fred M. Trainor                 70,000           (3)       2.7%
Jay B. Haws                     57,216           (4)       2.2%
Clifton W. Folsom               54,716           (5)       2.1%
Gary S. Hauer                   37,991           (6)       1.5%
Lee N. Mortenson                27,000           (3)       1.0%
Bryan J. Merryman               20,000           (7)        .8%
Gerald A. Kien                  10,000           (3)        .4%

All executive officers
  and directors as a
  group (9 persons)            597,847           (8)      23.0%

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

(3) Includes 10,000 shares that Messrs. Mortenson, Trainor and Kien each has the right to acquire within 60 days through the exercise of options granted pursuant to the Director's Plan. Mr. Mortenson has pledged 8,000 shares owned by him to the Company to secure payment of certain indebtedness to the Company incurred by Mr. Mortenson in connection with his purchase of such shares.

(4) Includes 27,000 shares Mr. Haws has the right to acquire within 60 days through the exercise of employee stock options previously granted to him. Mr. Haws has pledged 15,000 shares owned by him to the Company to secure payment of certain indebtedness to the Company incurred by Mr. Haws in connection with his purchase of such shares.

(5) Includes 29,000 shares Mr. Folson has the right to acquire within 60 days through the exercise of employee stock options previously granted to him. Mr. Folsom has pledged 8,000 shares owned by him to the Company to secure payment of certain indebtedness to the Company incurred by Mr. Folsom in connection with his purchase of such shares.

(6) Includes 18,000 shares Mr. Hauer has the right to acquire within 60 days through the exercise of employee stock options previously granted to him and 5,991 shares beneficially owned by his wife. Mr. Hauer disclaims beneficial ownership of the shares owned by his wife. Mr. Hauer has pledged 8,000 shares owned by him to the Company to secure payment of certain indebtedness to the Company incurred by Mr. Hauer in connection with his purchase of such shares.

(7) Includes 6,000 shares Mr. Merryman has the right to acquire within 60 days through the exercise of employee stock options previously granted to him. Mr. Merryman has pledged 8,000 shares owned by him to the Company to secure payment of certain indebtedness to the Company incurred by Mr. Merryman in connection with his purchase of such shares.

(8) Includes shares which officers and directors as a group have the right to acquire through the exercise of options granted pursuant to the Company's 1985 Incentive Stock Option Plan, 1995 Stock Option Plan, and the Director's Plan.


POTENTIAL CHANGE IN CONTROL

On May 10, 1999, Whitman's Candies, Inc. commenced an unsolicited tender offer for all of the outstanding shares of Common Stock of the Company at a price of $5.75 per share in cash. The Board of Directors of the Company, in a May 21, 1999 letter to shareholders, indicated that the tender offer is inadequate and not in the best interests of either the Company or its shareholders and recommended that the shareholders reject the tender offer. Unless extended or earlier withdrawn by the offeror, the tender offer will expire on June 16, 1999. See Note 15 to the Financial Statements included elsewhere in this Report. If such tender offer is successful, it will result in a change in control of the Company.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      NONE


                                    PART IV.

                    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

       1.     Financial Statements

                                                                    Page

Report of Independent Certified Public Accountants                   26

Statements of Operations                                             27

Balance Sheets                                                       29

Statements of Changes in Stockholders' Equity                        30

Statements of Cash Flows                                             31

Notes to Financial Statements                                        32


       2.     Financial Statement Schedules

                                                                    Page

Report of Independent Certified Public Accountants on Schedules      51

SCHEDULE II - Valuation and Qualifying Accounts                      51


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
    Rocky Mountain Chocolate Factory, Inc.

In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated May 12, 1999, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended February 28, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
May 12, 1999

SCHEDULE II - Valuation and Qualifying Accounts


                                                       Balance at        Additions Charged                       Balance at End of
                                                  Beginning of Period     to Costs & Exp.       Deductions           Period

Year Ended February 28, 1999
Accounts Receivable Allowance                            214,152             120,000              74,744             259,408

Year Ended February 28, 1998
Accounts Receivable Allowance                            202,029              49,525              37,402             214,152

Year Ended February 28, 1997
Accounts Receivable Allowance                             28,196             295,000             121,167             202,029


       3.     Exhibits


    Exhibit                                                                              Incorporated by
    Number                            Description                                         Reference to

    3.1              Articles of Incorporation of the Registrant,          Exhibit 3.1 to Current Report on Form 8-K
                     as amended                                            of the Registrant filed on August 1, 1988.

    3.2              By-laws of the Registrant, as amended on              Exhibit 3.2 to the Annual Report on Form
                     November 25, 1997                                     10-K of the Registrant for the fiscal year
                                                                           ended February 28, 1998.

    4.1              Specimen Common Stock Certificate                     Exhibit 4.1 to Current Report on Form 8-K
                                                                           of the Registrant filed on August 1, 1988.

    4.2              Term Loan and Credit Agreement dated April            Exhibit 4.18 to the Annual Report on Form
                     5, 1996 in the amount of $2,000,000 between           10-K of the Registrant for the fiscal year
                     Norwest Banks and the Registrant                      ended February 29, 1996.

    4.3              Amendments dated February 5, 1997, May 2,             Exhibit 4.12 to the Annual Report on Form
                     1997, and May 22, 1997 to Term Loan and               10-K of the Registrant for the fiscal year
                     Credit Agreement dated April 5, 1996 in the           ended February 28, 1997.
                     amount of $2,000,000 between Norwest Banks
                     and the Registrant

    4.4              Amendments dated December 23, 1997, March 9,          Exhibit 4.4 to the Annual Report on Form
                     1998 & May 6, 1998 to Term Loan and Credit            10-K of the Registrant for the fiscal year
                     Agreement dated April 5, 1996 in the amount           ended February 28, 1998.
                     of $2,000,000 between Norwest Banks and the
                     Registrant

    4.5 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

    10.1             Form of Stock Option Agreement for Incentive          Exhibit 10.3 to the Annual Report on Form
                     Stock Option Plan of the Registrant *                 10-K of the Registrant for the fiscal year
                                                                           ended February 28, 1986.

    10.2             Incentive Stock Option Plan of the                    Exhibit 10.2 to the Annual Report on Form
                     Registrant as amended July 27, 1990 *                 10-K of the Registrant for the fiscal year
                                                                           ended February 28, 1991.



    Exhibit                                                                              Incorporated by
    Number                            Description                                         Reference to


    10.3             Form of Employment Agreement between the              Exhibit 99.2 to Schedule on Form 14D9
                     Registrant and its officers *                         of the Registrant filed on May 21, 1999.

    10.4             Current form of franchise agreement used by           Filed herewith.
                     the Registrant

    10.5             Form of Real Estate Lease between the                 Exhibit 10.7 to Registration Statement on
                     Registrant as Lessee and franchisee as                Form S-18 (Registration No. 33-2016-D).
                     Sublessee

    10.6             Form of Nonqualified Stock Option Agreement           Exhibit 10.8 to the Annual Report on Form
                     for Nonemployee Directors of the Registrant *         10-K of the Registrant for the fiscal year
                                                                           ended February 28, 1991.

    10.7             Nonqualified Stock Option Plan for                    Exhibit 10.9 to the Annual Report on Form
                     Nonemployee Directors dated March 20, 1990 *          10-K of the Registrant for the fiscal year
                                                                           ended February 28, 1991.

    10.8             1995 Stock Option Plan of the Registrant*             Exhibit 10.9 to Registration Statement on
                                                                           Form S-1 (Registration No. 33-62149) filed
                                                                           August 25, 1995.

    10.9             Forms of Incentive Stock Option Agreement             Exhibit 10.10 to Registration Statement on
                     for 1995 Stock Option Plan*                           Form S-1 (Registration No. 33-62149) filed
                                                                           on August 25, 1995.

    10.10            Forms of Nonqualified Stock Option Agreement          Exhibit 10.11 to Registration Statement on
                     for 1995 Stock Option Plan*                           Form S-1 (Registration No. 33-62149) filed
                                                                           on August 25, 1995.

    10.11            Form of Indemnification Agreement between             Exhibit 10.12 to the Annual Report on Form
                     the Registrant and its directors                      10-K of the Registrant for the fiscal year
                                                                           ended February 28, 1998.

    10.12            Form of Indemnification Agreement between             Exhibit 10.13 to the Annual Report on Form
                     the Registrant and its officers                       10-K of the Registrant for the fiscal year
                                                                           ended February 28, 1998.

    10.13            Form of Promissory Note and Stock Pledge              Exhibit 10.14 to the Annual Report on Form
                     Agreement between the Registrant and certain          10-K of the Registrant for the fiscal year
                     of its officers and directors                         ended February 28, 1998.

    10.14            Asset Purchase Agreement dated June 5, 1998           Exhibit 10.15 to the Annual Report on Form
                     between the Registrant as seller and Resort           10-K of the Registrant for the fiscal year
                     Confections, Inc. et al., as purchasers               ended February 28, 1998.



    Exhibit                                                                              Incorporated by
    Number                            Description                                         Reference to


    11.1             Statement re: computation of per share                Filed herewith.
                     earnings

    23.1             Consent of Independent Public Accountants             Filed herewith.

    27.1             Fiscal 1999 Financial Data Schedule                   Filed herewith.


*  Management contract or compensatory plan

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROCKY MOUNTAIN CHOCOLATE
                                           FACTORY, INC.

                                       By/S/ Bryan J. Merryman
                                             --------------------------------
                                             BRYAN J. MERRYMAN
                                             Vice-President - Finance,
                                             Chief Operating Officer,
                                             Chief Financial Officer and
                                             Director

Date: May 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 28, 1999                       /S/ Franklin E. Crail
                                             --------------------------------
                                             FRANKLIN E. CRAIL
                                             Chairman of the Board of
                                             Directors, President,
                                             Treasurer and Director
                                             (principal executive officer)

Date: May 28, 1999                       /S/ Bryan J. Merryman
                                             --------------------------------
                                             BRYAN J. MERRYMAN
                                             Vice President - Finance
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)

Date: May 28, 1999                       /S/ Gerald A Kien
                                             --------------------------------
                                             GERALD A. KIEN, Director

Date: May 28, 1999                       /S/ Lee N. Mortenson
                                             --------------------------------
                                             LEE N. MORTENSON, Director

Date: May 28, 1999                       /S/ Fred M. Trainor
                                             --------------------------------
                                             FRED M. TRAINOR, Director

                                  EXHIBIT INDEX


Exhibit                                                                      Incorporated by
Number                           Description                                    Reference to

3.1         Articles of Incorporation of the               Exhibit 3.1 to Current Report on Form 8-K of the
            Registrant, as amended                         Registrant filed on August 1, 1988.

3.2         By-laws of the Registrant, as amended          Exhibit 3.2 to the Annual Report on Form 10-K of
            on November 25, 1997                           the Registrant for the fiscal year ended February
                                                           28, 1998.

4.1         Specimen Common Stock Certificate              Exhibit 4.1 to Current Report on Form 8-K of the
                                                           Registrant filed on August 1, 1988.

4.2         Term Loan and Credit Agreement dated           Exhibit 4.18 to the Annual Report on Form 10-K of
            April 5, 1996 in the amount of                 the Registrant for the fiscal year ended February
            $2,000,000 between Norwest Banks and           29, 1996.
            the Registrant

4.3         Amendments dated February 5, 1997, May         Exhibit 4.12 to the Annual Report on Form 10-K of
            2, 1997, and May 22, 1997 to Term Loan         the Registrant for the fiscal year ended February
            and Credit Agreement dated April 5,            28, 1997.
            1996 in the amount of $2,000,000
            between Norwest Banks and the Registrant

4.4         Amendments dated December 23, 1997,            Exhibit 4.4 to the Annual Report on Form 10-K of
            March 9, 1998 & May 6, 1998 to Term            the Registrant for the fiscal year ended February
            Loan and Credit Agreement dated April          28, 1998.
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

10.1        Form of Stock Option Agreement for the         Exhibit 10.3 to The Annual Report on Form 10-K of
             Registrant *                                  the Registrant for the fiscal year ended February
                                                           28, 1986.

10.2        Incentive Stock Option Plan of the             Exhibit 10.2 to the Annual Report on Form 10-K of
            Registrant as amended July 27, 1990 *          the Registrant for the fiscal year ended
                                                           February 28, 1991.





                                                                 Incorporated by
                   Description                                    Reference to


10.3        Form of Employment Agreement between the       Exhibit 99.2 to Schedule on Form 14D9 of
            Registrant and its officers *                  the Registrant filed on May 21, 1999.

10.4        Current form of franchise agreement            Filed herewith.
            used by the Registrant

10.5        Form of Real Estate Lease between the          Exhibit 10.7 to Registration Statement on Form S-18
            Registrant as Lessee and franchisee as         (Registration No. 33-2016-D).
            Sublessee

10.6        Form of Nonqualified Stock Option              Exhibit 10.8 to the Annual Report on Form 10-K of
            Agreement for Nonemployee Directors for        the Registrant for the fiscal year ended February
            the Registrant *                               28, 1991.

10.7        Nonqualified Stock Option Plan for             Exhibit 10.9 to the Annual Report on Form 10-K of
            Nonemployee Directors dated March 20,          the Registrant for the fiscal year ended February
            1990 *                                         28, 1991.

10.8        1995 Stock Option Plan of the                  Exhibit 10.9 to Registration Statement on Form S-1
            Registrant*                                    (Registration No. 33-62149) filed August 25, 1995.

10.9        Forms of Incentive Stock Option                Exhibit 10.10 to Registration Statement on Form S-1
            Agreement for 1995 Stock Option Plan*          (Registration No. 33-62149) filed on August 25,
                                                           1995.

10.10       Forms of Nonqualified Stock Option             Exhibit 10.11 to Registration Statement on Form S-1
            Agreement for 1995 Stock Option Plan*          (Registration No. 33-62149) filed on August 25,
                                                           1995.

10.11       Form of Indemnification Agreement              Exhibit 10.12 to the Annual Report on Form 10-K of
            between the Registrant and its directors       the Registrant for the fiscal year ended February 28, 1998.


10.12       Form of Indemnification Agreement              Exhibit 10.13 to the Annual Report on Form 10-K of
            between the Registrant and its officers        the Registrant for the fiscal year ended February 28, 1998.

10.13       Form of Promissory Note and Stock              Exhibit 10.14 to the Annual Report on Form 10-K of
            Pledge Agreement between the Registrant        the Registrant for the fiscal year ended February
            and certain of its officers and                28, 1998.
            directors





                                                                             Incorporated by
                                 Description                                    Reference to


10.14       Asset Purchase Agreement dated June 5,         Exhibit 10.15 to the Annual Report on Form 10-K of
            1998 between the Registrant as seller          the Registrant for the fiscal year ended February
            and Resort Confections, Inc. et al., as        28, 1998.
            purchasers

11.1        Statement re: computation of per share         Filed herewith.
            earnings

23.1        Consent of Independent Public                  Filed herewith.
            Accountants

27.1        Fiscal 1999 Financial Data Schedule            Filed herewith.