Form 10-Q
period 1999-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1999-07-14
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934


                   For the quarterly period ended May 31, 1999

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                      ---  ---
On July 6, 1999 the registrant had outstanding 2,599,599 shares of its common stock, $.03 par value.



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

Item 2.              Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
                                                                                               9-14
Item 3.              Quantitative and Qualitative Disclosures About Market Risk
                                                                                                14
PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                          16

Item 2.              Changes in Securities and Use of Proceeds                                  16

Item 3.              Defaults Upon Senior Securities                                            16

Item 4.              Submission of Matters to a Vote of Security Holders                        16

Item 5.              Other Information                                                          16

Item 6.              Exhibits and Reports on Form 8-K                                           16

SIGNATURES                                                                                      17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                                STATEMENTS OF INCOME

                                                                                Three Months Ended May 31,
                                                                                1999                   1998
REVENUES
    Sales                                                                    $ 4,793,676            $  4,808,806
    Franchise and royalty fees                                                   795,854                 764,742
    Total revenues                                                             5,589,530               5,573,548

COSTS AND EXPENSES
    Cost of sales                                                              2,647,494               2,559,119
    Franchise costs                                                              239,496                 278,989
    Sales and marketing                                                          398,418                 398,764
    General and administrative                                                   468,555                 469,717
    Retail operating                                                           1,532,542               1,445,886
    Total costs and expenses                                                   5,286,505               5,152,475

INCOME FROM OPERATIONS                                                           303,025                 421,073

OTHER INCOME (EXPENSE)
    Interest expense                                                            (154,690)               (178,668)
    Interest income                                                               12,248                  25,337
    Other, net                                                                  (142,442)               (153,331)

INCOME BEFORE INCOME TAXES                                                       160,583                 267,742

PROVISION FOR INCOME TAXES                                                        62,150                 103,535

NET INCOME                                                                   $    98,433            $    164,207

BASIC EARNINGS PER COMMON SHARE                                                   $ .04                   $ .06

DILUTED EARNINGS PER COMMON SHARE                                                 $ .04                   $ .06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     2,599,599               2,908,644
DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                                          3,590                  17,431
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
ASSUMING DILUTION                                                              2,603,189               2,926,075


      The accompanying notes are an integral part of these financial statements.

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                                   BALANCE SHEETS

                                                                                                May 31,               February 28,
ASSETS                                                                                            1999                    1999
CURRENT ASSETS
    Cash and cash equivalents                                                                   $    63,210            $   317,155
    Accounts and notes  receivable,  less allowance for
          doubtful accounts of $262,736 and $259,408                                              1,589,057              1,874,286
    Refundable income taxes                                                                         323,114                383,511
    Inventories                                                                                   2,829,374              3,276,550
    Deferred income taxes                                                                           433,229                433,229
    Other                                                                                           168,286                 73,827
    Total current assets                                                                          5,406,270              6,358,558

PROPERTY AND EQUIPMENT, NET                                                                       9,791,089             10,238,671

OTHER ASSETS
    Accounts and notes receivable                                                                   278,258                291,648
    Goodwill, less accumulated amortization of $479,640 and
          $441,246                                                                                1,382,360              1,420,754
    Other                                                                                           338,838                342,469
    Total other assets                                                                            1,999,456              2,054,871

Total assets                                                                                    $17,196,815            $18,652,100

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                                        $ 1,812,000            $ 1,831,000
    Line of credit                                                                                  100,000                900,000
    Accounts payable                                                                                933,867              1,066,986
    Accrued salaries and wages                                                                      524,917                548,745
    Other accrued expenses                                                                          396,196                453,407
    Total current liabilities                                                                     3,766,980              4,800,138

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                           4,737,853              5,249,769

DEFERRED INCOME TAXES                                                                                93,007                 93,007

COMMITMENTS AND CONTINGENCIES                                                                             -                      -

STOCKHOLDERS' EQUITY
    Common  stock,  $.03 par value,  7,250,000  shares
          authorized, 2,599,599 issued and outstanding                                               77,988                 77,988
    Additional paid-in capital                                                                    7,037,388              7,046,032
    Retained earnings                                                                             1,732,344              1,633,911
    Less notes receivable from employees and directors                                             (248,745)              (248,745)
    Total stockholders' equity                                                                    8,598,975              8,509,186

Total liabilities and stockholders' equity                                                      $17,196,815            $18,652,100


   The accompanying notes are an integral part of these financial statements.

                                       ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                              STATEMENTS OF CASH FLOWS

                                                                                                           Three Months Ended
                                                                                                                 May 31,
                                                                                                       1999                   1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                  $    98,433            $   164,207
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                                403,205                343,198
       Gain on sale of property and equipment                                                        (8,367)                     -
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                                                298,619               (167,399)
       Refundable income taxes                                                                       60,397                106,625
       Inventories                                                                                  447,176               (227,015)
       Other assets                                                                                 (94,459)               (93,567)
       Accounts payable                                                                            (133,119)              (183,727)
       Deferred income taxes                                                                              -                (21,663)
       Accrued liabilities                                                                          (81,039)               115,113
    Net cash provided by operating activities of continuing
           operations
                                                                                                    990,846                 35,772

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                                    231,500                      -
    Purchases of property and equipment                                                            (140,362)              (482,413)
    Decrease in other assets                                                                          3,631                  7,938
    Net cash provided by (used in) investing activities of
           continuing operations
                                                                                                     94,769               (474,475)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                                                     (530,916)              (266,982)
    Proceeds from line of credit                                                                  1,225,000              2,825,000
    Payments on line of credit                                                                   (2,025,000)            (1,325,000)
    Repurchase of stock                                                                              (8,644)            (1,767,764)
    Proceeds from exercise of stock options                                                               -                 48,750
    Net cash used in financing activities of continuing
           operations
                                                                                                 (1,339,560)              (485,996)

NET CASH USED IN DISCONTINUED OPERATIONS                                                                  -               (112,287)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (253,945)            (1,036,986)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      317,155              1,795,381

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $    63,210            $   758,395



   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The Company is a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States, Guam and Canada. The Company is also a retail operator and international franchiser. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                           May 31, 1999                  February 28, 1999
  Ingredients and supplies                 $  1,222,964                    $  1,594,579
  Finished candy                              1,606,410                       1,681,971
                                           $  2,829,374                    $  3,276,550

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                        May 31, 1999                    February 28, 1999
Land                                      $   513,618                      $   513,618
Building                                    3,672,869                        3,672,870
Machinery and equipment                     7,210,815                        7,147,833
Furniture and fixtures                      2,276,428                        2,408,807
Leasehold improvements                      1,731,445                        1,876,223
Transportation equipment                      199,639                          199,639
                                           15,604,814                       15,818,990

Less accumulated depreciation               5,813,725                        5,580,319

Property and equipment, net               $ 9,791,089                      $10,238,671


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

Operating results of the discontinued operation have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the statements of income. The current assets, net noncurrent assets and net cash flows of Fuzziwig's have been segregated and reported as separate line items in the balance sheets and statements of cash flows.

Summarized financial information for the discontinued operation for the three months ended May 31, 1998 is as follows:

Sales                                          $  627,955
Loss before taxes                                 (36,847)
Loss from discontinued operations,
  net of income taxes                             (22,597)

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Three Months Ended
                                                               May 31,
                                                    1999                      1998
  Interest paid                                $   159,501                $   154,773
  Income taxes paid (refunded)                       1,753                     (3,090)

NOTE 8 - OPERATING SEGMENTS

Effective May 31, 1998 the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments.

The Company classifies its business interests into three reportable segments:
Franchising, Retail stores and Manufacturing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 28, 1999. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended                   Franchising         Manufacturing          Retail              Other              Total
May 31, 1999
Total revenues                            795,854           2,814,849            2,500,173                  -          6,110,876
Intersegment revenues                           -            (521,346)                   -                  -           (521,346)
Revenue from external
    customers                             795,854           2,293,503            2,500,173                  -          5,589,530
Segment profit (loss)                     316,628             593,275             (138,323)          (610,997)           160,583
Total assets                              871,502           8,310,487            5,696,892          2,317,934         17,196,815
Capital expenditures                       25,508              47,266                4,116             63,472            140,362
Total depreciation &
    amortization                           46,732             131,084              177,486             47,903            403,205

Three Months Ended
May 31, 1998

Total revenues                            764,742           3,116,604            2,343,838                  -          6,225,184
Intersegment revenues                           -            (651,636)                   -                  -           (651,636)
Revenue from external
    customers                             764,742           2,464,968            2,343,838                  -          5,573,548
Segment profit (loss)                     233,881             770,425             (113,517)          (623,047)           267,742
Total assets                              956,567           8,612,957            5,278,759          4,621,168         19,469,451
Capital expenditures                       21,485              99,731              342,812             18,385            482,413
Total depreciation &
    amortization                           28,248             120,272              142,967             51,711            343,198

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

Results of Operations

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THE THREE MONTHS ENDED
MAY 31, 1998

Net income was $98,400 for the three months ended May 31, 1999 or $.04 per share versus $164,200 or $.06 per share for the three months ended May 31, 1998.

Revenues

                                            Three Months Ended
                                                   May 31,                                       %
  ($'s in thousands)                      1999             1998            Change             Change
  Factory sales                         $  2,293.5       $  2,465.0          (171.5)           (7.0%)
  Retail sales                             2,500.2          2,343.8           156.4             6.7%
  Franchise fees                              69.0             65.9             3.1             4.7%
  Royalty and Marketing fees                 726.8            698.8            28.0             4.0%
    Total                               $  5,589.5       $  5,573.5            16.0             0.3%

Factory Sales

Factory sales decreased $172,000 or 7.0% to $2.3 million in the first quarter of fiscal 2000, compared to $2.5 million in the first quarter of fiscal 1999. This was due primarily to decreased sales to new distribution channels. Decreased sales to new distribution channels was due to large initial orders from a single new customer that were shipped in the first quarter of fiscal 1999 and not duplicated in the first quarter of fiscal 2000. Same store pounds purchased from the factory by franchised stores increased by 0.8% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

Retail Sales

Retail sales increased $156,000 or 6.7% to $2.5 million in the first quarter of fiscal 2000, compared to $2.3 million in the first quarter of fiscal 1999. This increase resulted from an increase in the average number of stores in operation in the first quarter of fiscal 2000 (40) versus the same period last year (37), partially offset by a decrease in comparable store sales of 3.1%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $28,000 or 4.0% to $727,000 in the first quarter of fiscal 2000, compared to $699,000 in the first quarter of fiscal 1999. This increase resulted from collection of certain conditional royalty fees of approximately $33,000 offset by a decrease in same store sales at franchised stores of approximately 2.0%. Franchise fee revenues increased in the first quarter of fiscal 2000 due to an increase in the number of new franchises sold versus the first quarter of fiscal 1999.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 55.2% in the first quarter of fiscal 2000 versus 53.2% in the first quarter of fiscal 1999. This increase resulted from lower retail and factory margins. Company-owned store margins for the first quarter of 2000 declined to 57.9% from 59.3% in the first quarter of fiscal 1999 as a result of increased sales of lower margin factory-made product in fiscal 2000 versus fiscal 1999. Factory margins declined to 30.4% in the first quarter of fiscal 2000 from 34.9% in the first quarter of fiscal 1999 as a result of decreased sales of higher margin packaged product to new distribution channels in fiscal 2000 versus fiscal 1999.

Franchise Costs

Franchise costs decreased 14.2% from $279,000 in the first quarter of fiscal 1999 to $239,000 in the first quarter of fiscal 2000. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.1% in the first quarter of fiscal 2000 from 36.5% in the first quarter of fiscal 1999. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise support costs and, to a lesser extent, a 4.1% increase in income from franchise fees and royalty and marketing fees.

Sales and Marketing

Sales and Marketing costs remained constant at approximately $399,000 in the first quarter of both fiscal 2000 and 1999.

General and Administrative

General and administrative expenses decreased 0.2% to $469,000 in the first quarter of fiscal 2000 from $470,000 in the first quarter of fiscal 1999. As a percentage of total revenues, general and administrative expenses remained constant at 8.4% in both fiscal 2000 and fiscal 1999.

Retail Operating Expenses

Retail operating expenses increased from $1.45 million in the first quarter of fiscal 1999 to $1.53 million in the first quarter of fiscal 2000; an increase of 6.0%. This increase was due primarily to an increase, by 3, in the average number of stores open during the first quarter of fiscal 2000 versus the first quarter of fiscal 1999. Retail operating expenses, as a percentage of retail sales, decreased slightly from 61.7% in the first quarter of fiscal 1999 to 61.3% in the first quarter of fiscal 2000.

Other Expense

Other expense of $142,000 incurred in the first quarter of fiscal 2000 declined 7.1% from the $153,000 incurred in the first quarter of fiscal 1999 due primarily to decreased interest expense on lower average outstanding amounts of long-term debt and lower average outstanding balances on the Company's revolving line of credit.

Income Tax Expense

The Company's effective income tax rate in the first quarter of fiscal 2000 was 38.7%, which is approximately the same rate as the first quarter of fiscal 1999.

DISCONTINUED OPERATIONS

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 1999 working capital was $1,639,000, compared with $1,558,000 as of February 28, 1999, an increase of $81,000.

Cash and cash equivalent balances decreased from $317,000 as of February 28, 1999 to $63,000 as of May 31, 1999 as a result of cash flows used by financing activities in excess of cash flows generated by investing and operating activities. The Company's current ratio was 1.4 to 1 at May 31, 1999 in comparison with 1.3 to 1 at February 28, 1999.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of May 31, 1999 $1.9 million), and chattel mortgage notes (unpaid balance as of May 31, 1999 $4.6 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $3.0 million ($2,900,000 available as of May 31, 1999) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2000.

The Company has secured a commitment for a $1.0 million fixed asset based loan, the proceeds of which will be used primarily to improve and automate the Company's factory infrastructure.

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

The Company has developed a detailed year 2000 Conversion Project Plan ("Plan") to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan takes into consideration the following items: (i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of the Company's operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement;
(iv) testing for and validation of year 2000 compliance; and (v) determination of key vendor and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The Company is in the process of upgrading its main systems and hardware for year 2000 compliance. This critical remediation work is approximately 70% complete and is scheduled to be tested and completed by the end of July 1999. Non-critical system conversions have been identified and are scheduled for completion by October 1999. This remediation process has commenced and encompasses all areas of operations of the Company, from verification of the year 2000 compliance of email systems to telephone systems.

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

The estimated cost for implementing the Plan including all required remediation and testing activities is between $100,000 and $150,000 and is being funded through operating cash flows. The Company anticipates that approximately 15% of these costs will relate to identification and assessment efforts, approximately 55% to the replacement of noncompliant software and equipment, approximately 5% to the correction of existing systems and approximately 25% to the testing of corrections implemented under the Plan. Costs incurred in connection with the Plan are not expected to result in significant delays or revisions to any of the Company's other pending or proposed information technology programs. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. To date, the Company has incurred approximately $52,000 of expenses in connection with the Plan.

Based upon the testing and remediation completed to date, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment as so modified and converted.

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

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations, if necessary, from the balance of vendors who have yet to respond (45%). However, alternative vendors may not be available for certain services, such as electrical power, water and local telephone services. The Company's timeline is to finalize these contingency plans by October 1999.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in commodity futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. The Company also does not engage in transactions in foreign currencies or in interest rate swap transactions that could expose the Company to market risk. However, the Company is exposed to some commodity price risks.

The Company frequently enters into purchase contracts for chocolate and, to a lesser extent, certain nuts having durations ranging from six to eighteen months. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.

As of May 31, 1999, approximately $1.1 million of the Company's long-term debt was subject to a variable interest rate. The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of May 31, 1999, $100,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           HARBOR FINANCE PARTNERS, INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, V. FRANKLIN E. CRAIL, GARY S. HAUER, GERALD A. KIEN, LEE MORTENSON, EVERETT A. SISSON, FRED TRAINOR AND ROCKY MOUNTAIN CHOCOLATE FACTORY, INC., Case No. 99 CV 349. On May 26, 1999, certain shareholders filed a class action complaint against the Company, its directors and certain former directors challenging certain actions that the plaintiffs allege were taken in response to the unsolicited tender offer for the Company's outstanding common stock commenced by Whitman's Candies, Inc. on May 10, 1999. The bidder withdrew the tender offer on June 7, 1999. The plaintiffs filed an amended complaint on June 30, 1999. The plaintiffs seek injunctive relief and unspecified compensatory damages together with prejudgment interest, costs, attorneys' fees and expert witness' fees. The action was filed in the District Court for the City and County of Denver. It has been moved to La Plata County, Colorado, the county in which the Company's principal offices are located. The Company believes the lawsuit is without merit and intends to vigorously defend the action.

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           A. Exhibits

           27.1 Financial Data Schedule for the three months ended May 31, 1999.

           B. Reports on Form 8-K

           During the quarter ended May 31, 1999, the Company filed one report on Form 8-K dated May 18, 1999, announcing a distribution of preferred stock purchase rights to holders of the Company's Common Stock and the execution of a related Rights Agreement. No financial statements were filed with that report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                  (Registrant)

Date: July 14,1999     /s/                  Bryan J. Merryman
                              ------------------------------------------------
                              Bryan J. Merryman, Vice President - Finance, Chief Operating Officer, Chief Financial Officer and Director