Form 10-Q
period 1999-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 1999-10-15
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

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

On October 8, 1999 the registrant had outstanding 2,600,349 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 19.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                    Page No.
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements                                                3-9

                       Statements of Income                                             3

                       Balance Sheets                                                   4

                       Statements of Cash Flows                                         5

                       Notes to Interim Financial Statements                            6

Item 2.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              10-18

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                   18

Item 2.            Changes in Securities and Use of Proceeds                           19

Item 3.            Defaults Upon Senior Securities                                     19

Item 4.            Submission of Matters to a Vote of Security Holders                 19

Item 5.            Other Information                                                   19

Item 6.            Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                             19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                Three Months Ended August 31,         Six Months Ended August 31,
                                                    1999              1998              1999              1998
REVENUES
    Sales                                       $  5,227,319      $  5,682,996      $ 10,020,995      $ 10,491,802
    Franchise and royalty fees                       845,718           934,902         1,641,572         1,699,644
    Total revenues                                 6,073,037         6,617,898        11,662,567        12,191,446

COSTS AND EXPENSES
    Cost of sales                                  2,648,135         2,783,683         5,295,629         5,342,802
    Franchise costs                                  248,906           289,181           488,402           568,170
    Sales and marketing                              418,508           428,807           816,926           827,571
    General and administrative                       643,952           463,228         1,112,507           932,945
    Retail operating                               1,444,612         1,661,386         2,977,154         3,107,272
    Total costs and expenses                       5,404,113         5,626,285        10,690,618        10,778,760

INCOME FROM OPERATIONS                               668,924           991,613           971,949         1,412,686

OTHER INCOME (EXPENSE)
    Interest expense                                (139,025)         (176,946)         (293,715)         (355,614)
    Interest income                                   19,447            16,952            31,695            42,289
    Other, net                                      (119,578)         (159,994)         (262,020)         (313,325)

INCOME BEFORE INCOME TAXES                           549,346           831,619           709,929         1,099,361

PROVISION FOR INCOME TAXES                           212,595           321,590           274,745           425,125

NET INCOME                                      $    336,751      $    510,029      $    435,184      $    674,236

BASIC EARNINGS PER COMMON SHARE                 $        .13      $        .20      $        .17      $        .25


DILUTED EARNINGS PER COMMON SHARE               $        .13      $        .20      $        .17      $        .25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         2,600,129         2,595,981         2,599,864         2,730,459

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS             25,268            13,766            14,429            15,599

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                              2,625,397         2,609,747         2,614,293         2,746,058


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                                       August 31,       February 28,
                                                                         1999                1999
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                         $    309,071      $    317,155
    Accounts and notes receivable, less allowance for
       doubtful accounts of $154,469 and $259,408                        1,765,888         1,874,286
    Refundable income taxes                                                 43,651           383,511
    Inventories                                                          3,302,573         3,276,550
    Deferred income taxes                                                  433,229           433,229
    Other                                                                  243,668            73,827
    Total current assets                                                 6,098,080         6,358,558

PROPERTY AND EQUIPMENT, NET                                              9,423,001        10,238,671

OTHER ASSETS
    Accounts and notes receivable                                          260,826           291,648
    Goodwill, less accumulated amortization
      of $514,559 and $441,246                                           1,347,441         1,420,754
    Other                                                                  327,325           342,469
    Total other assets                                                   1,935,592         2,054,871

Total assets                                                          $ 17,456,673      $ 18,652,100

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                              $  1,823,000      $  1,831,000
    Line of credit                                                              --           900,000
    Accounts payable                                                     1,271,396         1,066,986
    Accrued salaries and wages                                             488,529           548,745
    Accrued income taxes                                                   124,021                --
    Other accrued expenses                                                 404,188           453,407
    Total current liabilities                                            4,111,134         4,800,138

LONG-TERM DEBT, LESS CURRENT MATURITIES                                  4,313,258         5,249,769

DEFERRED INCOME TAXES                                                       93,007            93,007

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock,  $.03 par value,  7,250,000 shares  authorized,
       2,600,349 and 2,599,599 issued and outstanding                       78,010            77,988
    Additional paid-in capital                                           7,040,914         7,046,032
    Retained earnings                                                    2,069,095         1,633,911
    Less notes receivable from officers and directors                     (248,745)         (248,745)
    Total stockholders' equity                                           8,939,274         8,509,186

Total liabilities and stockholders' equity                            $ 17,456,673      $ 18,652,100


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                August 31,
                                                           1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                          $   435,184      $   674,236
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Depreciation and amortization                        788,364          683,641
       (Gain) loss on sale of property and equipment         45,693          (15,696)
       Decrease in accounts and notes receivable            280,310          178,557
       Decrease in refundable income taxes                  339,860          456,460
       Increase in inventories                              (26,023)        (679,642)
       Increase in other assets                            (169,841)         (99,163)
       Increase in accounts payable                         204,410           39,920
       Increase in income taxes payable                     124,021               --
       Decrease in deferred income taxes                         --            2,837
       Decrease in accrued liabilities                     (144,517)         (33,536)
    Net cash provided by operating activities of
       continuing operations                              1,877,461        1,207,614

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                            503,640           37,500
    Purchases of property and equipment                    (500,945)        (701,952)
    Loans to officers and shareholders                           --         (248,750)
    Decrease (increase) in other assets                     (37,785)          10,887
    Net cash used in investing activities of
       continuing operations                                (35,090)        (902,315)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                             (944,511)        (893,099)
    Proceeds from line of credit                          2,280,000        4,925,000
    Payments on line of credit                           (3,180,000)      (4,175,000)
    Repurchase of stock                                      (8,644)      (1,773,266)
    Proceeds from exercise of stock options                   2,700           80,751
    Net cash used in financing activities of
       continuing operations                             (1,850,455)      (1,835,614)

NET CASH USED IN DISCONTINUED OPERATIONS                         --          (88,692)

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (8,084)      (1,619,007)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              317,155        1,795,381

CASH AND CASH EQUIVALENTS, END OF PERIOD                $   309,071      $   176,374


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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                             August 31, 1999                 February 28, 1999
  Ingredients and supplies                                   $     1,395,199                 $       1,594,579
  Finished candy                                                   1,907,374                         1,681,971
                                                             $     3,302,573                 $       3,276,550

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                  August 31, 1999     February 28, 1999
Land                              $       513,618     $         513,618
Building                                3,677,394             3,672,870
Machinery and equipment                 7,406,324             7,147,833
Furniture and fixtures                  2,123,622             2,408,807
Leasehold improvements                  1,614,006             1,876,223
Transportation equipment                  199,639               199,639
                                       15,534,603            15,818,990

Less accumulated depreciation           6,111,602             5,580,319

Property and equipment, net       $     9,423,001     $      10,238,671

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

NOTE 6 - DISCONTINUED OPERATIONS

In December 1997, the Company decided its Fuzziwig's Candy Factory Store ("Fuzziwig's") segment did not meet its long-term strategic goals, and accordingly, adopted a plan to discontinue its operations. On June 5, 1998, the Company entered into a definitive agreement to sell substantially all the assets of its Fuzziwig's segment for $1.6 million. The transaction closed on July 31, 1998.

Operating results of the discontinued operation have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the statements of income. The current assets, net noncurrent assets and net cash flows of Fuzziwig's have been segregated and reported as separate line items in the balance sheets and statements of cash flows.

Summarized financial information for the discontinued operation for the six months ended August 31, 1998 is as follows:

Sales                                                    $  1,095,431
Loss before taxes                                             (51,562)
Loss from discontinued operations, net of
  income taxes                                                (31,622)

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Six Months Ended
                                                                                       August 31,
                                                                                   1999           1998
Cash paid (received) for:
    Interest                                                                     $ 289,119      $ 370,060
    Income taxes                                                                  (189,136)       (88,029)

Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired in settlement of note receivable                        --        130,000

NOTE 8 - OPERATING SEGMENTS

Effective May 31, 1998 the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments.

The Company classifies its business interests into three reportable segments:
Franchising, Manufacturing and Retail stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 28, 1999. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended        Franchising      Manufacturing         Retail          Other              Total
August 31, 1999
Total revenues            $    845,718     $   3,089,748      $  2,835,088     $         --      $  6,770,554
Intersegment revenues               --          (697,517)               --               --          (697,517)
Revenue from external
    customers                  845,718         2,392,231         2,835,088               --         6,073,037
Segment profit (loss)          338,849           791,934           182,853         (764,290)          549,346
Total assets                   919,937         8,873,566         5,279,436        2,383,734        17,456,673
Capital expenditures             4,023           214,224             7,984          134,352           360,583
Total depreciation &
    amortization                46,941           132,218           163,101           42,899           385,159

Three Months Ended
August 31, 1998

Total revenues            $    934,902     $   3,281,301      $  3,248,254     $         --      $  7,464,457
Intersegment revenues               --          (846,559)               --               --          (846,559)
Revenue from external
    customers                  934,902         2,434,742         3,248,254               --         6,617,898
Segment profit (loss)          389,582           768,145           297,115         (623,223)          831,619
Total assets                 1,133,849         8,509,658         6,856,179        1,882,248        18,381,934
Capital expenditures             4,646           153,884            45,480           15,529           219,539
Total depreciation &
    amortization                18,990           112,026           161,520           47,907           340,443

Six Months Ended          Franchising      Manufacturing         Retail          Other              Total
August 31, 1999
Total revenues            $  1,641,572     $   5,904,597      $  5,335,261     $         --      $ 12,881,430
Intersegment revenues               --        (1,218,863)               --               --        (1,218,863)
Revenue from external
    customers                1,641,572         4,685,734         5,335,261               --        11,662,567
Segment profit (loss)          655,478         1,385,208            44,530       (1,375,287)          709,929
Total assets                   919,937         8,873,566         5,279,436        2,383,734        17,456,673
Capital expenditures            29,531           261,490            12,100          197,824           500,945
Total depreciation &
    amortization                93,673           263,302           340,587           90,802           788,364

Six Months Ended
August 31, 1998

Total revenues            $  1,699,644     $   6,397,905      $  5,592,092     $         --      $ 13,689,641
Intersegment revenues               --        (1,498,195)               --               --        (1,498,195)
Revenue from external
    customers                1,699,644         4,899,710         5,592,092               --        12,191,446
Segment profit (loss)          623,463         1,538,569           183,599       (1,246,270)        1,099,361
Total assets                 1,133,849         8,509,658         6,856,179        1,882,248        18,381,934
Capital expenditures            26,131           253,615           388,292           33,914           701,952
Total depreciation &
    amortization                47,238           232,298           304,487           99,618           683,641

NOTE 9 - POTENTIAL CHANGE OF CONTROL

The Company entered into a letter of intent dated August 5, 1999 with Whitman's Candies, Inc. ("Whitman's") relating to the proposed acquisition by Whitman's of 100% of the Company's issued and outstanding common stock for $6.25 per share. The letter of intent is non-binding and the proposed acquisition is subject to shareholder approval, the negotiation of a definitive agreement, due diligence and other customary contingencies.

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

Results of Operations

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1998

Net income was $336,751 for the three months ended August 31, 1999 or $.13 per share versus $510,029 or $.20 per share for the three months ended August 31, 1998. Earnings per share was negatively impacted approximately $.04 for the three months ended August 31, 1999 by certain non-recurring general and administrative expenses.

Revenues

                                 Three Months Ended
                                      August 31,                        %
($'s in thousands)                1999         1998       Change      Change
Factory sales                  $  2,392.2   $  2,434.7   $  (42.5)     (1.7%)
Retail Sales                      2,835.1      3,248.3     (413.2)    (12.7%)
Franchise fees                       48.8         43.8        5.0      11.4%
Royalty and Marketing fees          797.0        891.1      (94.1)    (10.6%)
  Total                        $  6,073.1   $  6,617.9   $ (544.8)     (8.2%)

Factory Sales

Factory sales decreased $43,000 or 1.7% to $2.39 million in the second quarter of fiscal 2000, compared to $2.43 million in the second quarter of fiscal 1999. This was due primarily to decreased sales to new distribution channels. Same store pounds purchased from the factory by franchised stores declined by 3.2% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The decrease in same store pounds purchased from the factory by franchised stores was offset by an increase in the average number of franchised stores operating during the second quarter of fiscal 2000 compared to the same period last fiscal year.

Retail Sales

Retail sales decreased $413,000 or 12.7% to $2.8 million in the second quarter of fiscal 2000, compared to $3.2 million in the second quarter of fiscal 1999. This decrease resulted from a decrease in the average number of stores in operation in the second quarter of fiscal 2000 (37) versus the same period last year (39) and a decrease in comparable store sales of 7.9%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $94,000 or 10.6% to $797,000 in the second quarter of fiscal 2000, compared to $891,000 in the second quarter of fiscal 1999. This decrease resulted primarily from a decrease in same store sales at franchised stores of approximately 7.2%. Franchise fee revenue in the second quarter of fiscal 2000 approximated the second quarter of fiscal 1999.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 50.7% in the second quarter of fiscal 2000 versus 49.0% in the second quarter of fiscal 1999. This increase was due primarily to decreased retail sales, which generate higher margins than factory sales, and a decrease in Company-owned store margins for the second quarter of fiscal 2000 to 59.5% from 62.1% in the second quarter of fiscal 1999. Increased factory margins partially offset decreased retail sales and decreased retail gross margins. Factory margins improved to 37.3% in the second quarter of fiscal 2000 from 36.2% in the second quarter of fiscal 1999 as a result of improved manufacturing efficiencies.

Franchise Costs

Franchise costs decreased 13.9% from $289,000 in the second quarter of fiscal 1999 to $249,000 in the second quarter of fiscal 2000. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 29.4% in the second quarter of fiscal 2000 from 30.9% in the second quarter of fiscal 1999. This decrease as a percentage of royalty, marketing and franchise fees is a result of a planned decrease in franchise support expenditures.

Sales and Marketing

Sales and Marketing expenses decreased 2.4% to $419,000 in the second quarter of fiscal 2000 from $429,000 in fiscal 1999 due to a planned decrease in sales and marketing expenditures.

General and Administrative

General and administrative expenses increased 39.0% from $463,000 in the second quarter of fiscal 1999 to $644,000 in the second quarter of fiscal 2000. The increase in general and administrative expenses is due primarily to non-recurring costs of approximately $173,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999. These non-recurring expenses reduced earnings per share by approximately $.04 in the second quarter of fiscal 2000.

Retail Operating Expenses

Retail operating expenses decreased from $1.7 million in the second quarter of fiscal 1999 to $1.4 million in the second quarter of fiscal 2000; a decrease of 13.0%. This decrease is due to a decrease in the average number of stores open during the second quarter of fiscal 2000 versus the second quarter of fiscal 1999. Retail operating expenses, as a percentage of retail sales, decreased slightly from 51.1% in the second quarter of fiscal 1999 to 51.0% in the second quarter of fiscal 2000.

Other Expense

Other expense of $120,000 incurred in the second quarter of fiscal 2000 declined 25.3% from the $160,000 incurred in the second quarter of fiscal 1999 due primarily to decreased interest expense on lower average outstanding amounts of long-term debt and lower average outstanding balances on the Company's revolving line of credit.

Income Tax Expense

The Company's effective income tax rate in the second quarter of fiscal 2000 was 38.7%, which is approximately the same rate as the second quarter of fiscal 1999.

DISCONTINUED OPERATIONS

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO THE SIX MONTHS ENDED
AUGUST 31, 1998

Net income was $435,184 for the six months ended August 31, 1999 or $.17 per share versus $674,236 or $.25 per share for the six months ended August 31, 1998. Earnings per share was negatively impacted approximately $.05 for the six months ending August 31, 1999 by certain non-recurring general and administrative expenses.

Revenues

                                  Six Months Ended
                                      August 31,                         %
($'s in thousands)                1999           1998       Change     Change
Factory sales                  $   4,685.7   $   4,899.7   $ (214.0)    (4.4%)
Retail sales                       5,335.3       5,592.1     (256.8)    (4.6%)
Franchise fees                       117.8         109.7        8.1      7.4%
Royalty and Marketing fees         1,523.8       1,589.9      (66.1)    (4.2%)
  Total                        $  11,662.6   $  12,191.4   $ (528.8)    (4.3%)

Factory Sales

Factory sales decreased $214,000 or 4.4% to $4.7 million in the first six months of fiscal 2000, compared to $4.9 million in the first six months of fiscal 1999. This was due primarily to decreased sales to new distribution channels. Decreased sales to new distribution channels was due to large initial orders from a single new customer that were shipped in the first quarter of fiscal 1999 and not duplicated in the first quarter of 2000. Same store pounds purchased from the factory by franchised stores decreased by 1.7% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The decrease in same store pounds purchased from the factory by franchised stores was offset by an increase in the average number of franchised stores operating during the first six months of fiscal 2000 compared to the same period last year.

Retail Sales

Retail sales decreased $257,000 or 4.6% to $5.3 million in the first six months of fiscal 2000, compared to $5.6 million in the first six months of fiscal 1999. This decrease resulted from a decrease in comparable store sales of 6.3% in the first six months of fiscal 2000 compared to fiscal 1999.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $66,000 or 4.2% to $1.5 million in the first six months of fiscal 2000, compared to $1.6 million in the first six months of fiscal 1999. This decrease resulted from a decrease in same store sales at franchised stores of approximately 4.3%. Franchise fee revenues in the first six months of fiscal 2000 approximated those in the first six months of fiscal 1999.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales in the first six months of fiscal 2000 was 52.8% versus 50.9% for the first six months of fiscal 1999. This increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in Company-owned store margins for the first six months of fiscal 2000 to 58.8% versus 61.0% for the first six months of fiscal 1999. Factory margins declined to 33.9% in the first six months of fiscal 2000 from 35.5% in the first six months of fiscal 1999 as a result of decreased sales of higher margin packaged product to new distribution channels in fiscal 2000 versus fiscal 1999.

Franchise Costs

Franchise costs decreased 14.0% from $568,000 in the first six months of fiscal 1999 to $488,000 in the first six months of fiscal 2000. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 29.8% in the first six months of fiscal 2000 from 33.4% in the first six months of fiscal 1999. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a planned decrease in franchise support expenditures.

Sales and Marketing

Sales and Marketing costs decreased 1.3% to $817,000 in the first six months of fiscal 2000 from $828,000 in fiscal 1999 due to a planned decrease in sales and marketing expenditures.

General and Administrative

General and administrative expenses increased 19% from $933,000 in the first six months of fiscal 1999 to $1,113,000 in the first six months of fiscal 2000. The increase in general and administrative expense is due primarily to non-recurring costs of approximately $173,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999, and approximately $37,000 related to addressing year 2000 issues. These non-recurring expenses reduced earnings per share by approximately $.05 in the first six months of fiscal 2000.

Retail Operating Expenses

Retail operating expenses declined from $3.1 million in the first six months of fiscal 1999 to $3.0 million in the first six months of fiscal 2000; a decrease of 4.2%. Retail operating expenses, as a percentage of retail sales, increased slightly from 55.6% in the first six months of fiscal 1999 to 55.8% in the first six months of fiscal 2000.

Other Expense

Other expense of $262,000 incurred in the first six months of fiscal 2000 decreased 16.4% from the $313,000 incurred in the first six months of fiscal 1999 due primarily to decreased interest expense on lower average outstanding amounts of long-term debt and lower average outstanding balances on the Company's revolving line of credit.

Income Tax Expense

The Company's effective income tax rate in the first six months of fiscal 2000 was 38.7%, which is approximately the same rate as the first six months of fiscal 1999.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1999 working capital was $1,987,000, compared with $1,558,000 as of February 28, 1999, a $429,000 increase.

Cash and cash equivalent balances decreased from $317,000 as of February 28, 1999 to $309,000 as of August 31, 1999 as a result of cash flows used by investing and financing activities in excess of cash flows generated by operating activities. The Company's current ratio was 1.5 to 1 at August 31, 1999 in comparison with 1.3 to 1 at February 28, 1999.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of August 31, 1999 $1.9 million), and chattel mortgage notes (unpaid balance as of August 31, 1999 $4.2 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $3.0 million ($3.0 million available as of August 31, 1999) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2000.

The Company has secured a $1.0 million equipment loan, the proceeds of which will be used primarily to improve and automate the Company's factory and information system infrastructure. Fundings under the facility bear interest at the bank's prime rate and are due in monthly installments for between 36 and 60 months. As of August 31, 1999 $1.0 million was available to fund equipment purchases.

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

The Company has developed a detailed year 2000 Conversion Project Plan ("Plan") to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan takes into consideration the following items: (i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of the Company's operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement;
(iv)
testing for and validation of year 2000 compliance; and (v) determination of key vendor and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The Company has also completed the process of upgrading its main systems and hardware for year 2000 compliance. Non-critical system conversions have been identified and are scheduled for completion by October 1999.

The Company's operations are also dependent on the year 2000 readiness of third parties that do business with the Company. In particular, the Company's information technology systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is also dependent on third-party suppliers of such infrastructure elements as telephone services, electric power, water, and banking facilities. The Plan includes identifying and initiating formal communications with key third parties and suppliers and with significant vendors to determine the extent to which the Company will be vulnerable to such parties' failure to resolve their own year 2000 issues. The Company has contacted its relevant third parties. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the Company's business are very difficult to assess.

The estimated cost for implementing the Plan including all required remediation and testing activities is between $100,000 and $150,000 and is being funded through operating cash flows. The Company anticipates that approximately 15% of these costs will relate to identification and assessment efforts, approximately 55% to the replacement of noncompliant software and equipment, approximately 5% to the correction of existing systems and approximately 25% to the testing of corrections implemented under the Plan. Costs incurred in connection with the Plan are not expected to result in significant delays or revisions to any of the Company's other pending or proposed information technology programs. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. To date, the Company has incurred approximately $80,000 of expenses in connection with the Plan.

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

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations, if necessary, from the balance of vendors who have yet to respond (45%). However, alternative vendors may not be available for certain services, such as electrical power, water and local telephone services. The Company's timeline is to finalize these contingency plans by November 1999.

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

SEASONALITY

The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company's products have occurred during the Christmas holiday and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings or stores closings and sales of franchises. Because of the seasonality of the Company's business and the impact of new store openings, store closings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

As of August 31, 1999, approximately $1.0 million of the Company's long-term debt was subject to a variable interest rate. The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of August 31, 1999, there was no balance outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

                  Harbor Finance Partners, Individually and On Behalf of All Others Similarly Situated, v. Franklin E. Crail, Gary S. Hauer, Gerald A. Kien, Lee Mortenson, Everett A. Sisson, Fred Trainor and Rocky Mountain Chocolate Factory, Inc., Case No. 99 CV 349. On May 26, 1999, certain shareholders filed a class action complaint against the Company, its directors and certain former directors challenging certain actions that the plaintiffs allege were taken in response to the unsolicited tender offer for the Company's outstanding common stock commenced by Whitman's Candies, Inc. on May 10, 1999. The bidder withdrew the tender offer on June 7, 1999. The plaintiffs filed an amended complaint on June 30, 1999. The plaintiffs seek injunctive relief and unspecified compensatory damages together with prejudgment interest, costs, attorneys' fees and expert witness' fees. The action was filed in the District Court for the City and County of Denver. It has been moved to La Plata County, Colorado, the county in which the Company's principal offices are located. On July 20, 1999, the Company filed a motion to dismiss the case. The motion has been fully briefed, but the court has not yet ruled. The Company believes the lawsuit is without merit and intends to vigorously defend the action.

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  The Company entered into a letter of intent dated August 5, 1999 with Whitman's Candies, Inc. ("Whitman's") relating to the proposed acquisition by Whitman's of 100% of the Company's issued and outstanding common stock for $6.25 per share. The letter of intent contemplates that the acquisition would involve the merger of a newly-formed subsidiary of Whitman's with and into the Company, as a result of which the Company's existing stockholders would receive cash for their shares and the Company would survive as a wholly-owned subsidiary of Whitman's. The letter of intent is non-binding and the proposed acquisition is subject to shareholder approval, the negotiation of a definitive agreement, due diligence and other customary contingencies.


Item 6.           Exhibits and Reports on Form 8-K
                  A. Exhibits

                  2.1 Letter of Intent dated August 5, 1999 between the registrant and Whitman's Candies, Inc.

                  27.1 Financial Data Schedule for the six months ended August 31, 1999.

                  B. Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                    (Registrant)

Date: October 14,1999         /s/  Bryan J. Merryman
                             ------------------------------------------------
                             Bryan J. Merryman, Vice President - Finance,
                             Chief Operating Officer, Chief Financial Officer and Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
2.1              Letter of Intent dated August 5, 1999 between the registrant and Whitman's Candies, Inc.

27.1             Financial Data Schedule for the six months ended August 31, 1999