Form 10-Q
period 1999-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2000-01-13
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

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
                                       ---     ---
On January 7, 2000 the registrant had outstanding 2,534,979 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 19.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                             --------
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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME


                                                                  Three Months Ended                    Nine Months Ended
                                                                      November 30,                          November 30,
                                                              1999                 1998               1999               1998
REVENUES
    Sales                                                 $  6,277,800         $  6,610,395        $ 16,298,795      $ 17,102,197
    Franchise and royalty fees                                 778,855              701,051           2,420,427         2,400,695
    Total revenues                                           7,056,655            7,311,446          18,719,222        19,502,892

COSTS AND EXPENSES
    Cost of sales (excluding depreciation and
       amortization)                                         3,352,725            3,289,660           8,425,133         8,405,525
    Franchise costs                                            236,430              304,612             697,232           848,492
    Sales and marketing                                        304,609              367,914           1,000,102         1,161,030
    General and administrative                                 418,249              404,646           1,266,591         1,238,810
    Retail operating                                         1,256,763            1,550,504           3,908,609         4,358,598
    Depreciation and amortization                              385,251              389,975           1,173,615         1,073,616
    Total costs and expenses                                 5,954,027            6,307,311          16,471,282        17,086,071

INCOME FROM OPERATIONS                                       1,102,628            1,004,135           2,247,940         2,416,821

OTHER INCOME (EXPENSE)
    Cost of unsolicited tender offer                          (255,774)                   -            (429,137)                -
    Interest expense                                          (145,251)            (173,496)           (438,966)         (529,110)
    Interest income                                              9,285               12,454              40,980            54,743
    Other, net                                                (391,740)            (161,042)           (827,123)         (474,367)

INCOME BEFORE INCOME TAXES                                     710,888              843,093           1,420,817         1,942,454

PROVISION FOR INCOME TAXES                                     275,110              326,020             549,855           751,145

NET INCOME                                                $    435,778         $    517,073        $    870,962      $  1,191,309

BASIC EARNINGS PER COMMON SHARE                           $        .17         $        .20        $        .33      $        .44

DILUTED EARNINGS PER COMMON SHARE                         $        .17         $        .20        $        .33      $        .44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   2,600,349            2,599,599           2,600,024         2,687,156

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                       35,384                9,054              21,364            13,433

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                                        2,635,733            2,608,653           2,621,388         2,700,589

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                                                       November 30,           February 28,
ASSETS                                                                                     1999                   1999
CURRENT ASSETS
    Cash and cash equivalents                                                          $    361,558           $    317,155
    Accounts and notes receivable, less allowance for
       doubtful accounts of $142,701 and $259,408                                         3,224,875              1,874,286
    Refundable income taxes                                                                  76,311                383,511
    Inventories                                                                           3,130,511              3,276,550
    Deferred income taxes                                                                   433,229                433,229
    Other                                                                                   182,155                 73,827
    Total current assets                                                                  7,408,639              6,358,558

PROPERTY AND EQUIPMENT, NET                                                               9,207,594             10,238,671

OTHER ASSETS
    Accounts and notes receivable                                                            59,722                291,648
    Goodwill, less accumulated amortization
      of $549,478 and $441,246                                                            1,312,522              1,420,754
    Other                                                                                   344,767                342,469
    Total other assets                                                                    1,717,011              2,054,871

Total assets                                                                           $ 18,333,244           $ 18,652,100

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                                $ 1,837,000           $  1,831,000
    Line of credit                                                                          279,000                900,000
    Accounts payable                                                                      1,660,352              1,066,986
    Accrued salaries and wages                                                              444,309                548,745
    Accrued income taxes                                                                    357,722                      -
    Other accrued expenses                                                                  440,141                453,407
    Total current liabilities                                                             5,018,524              4,800,138

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   3,806,662              5,249,769

DEFERRED INCOME TAXES                                                                        93,007                 93,007

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000 shares authorized, 2,600,349
       and 2,599,599 issued and outstanding                                                  78,010                 77,988
    Additional paid-in capital                                                            7,040,914              7,046,032
    Retained earnings                                                                     2,504,873              1,633,911
    Less notes receivable from officers and directors                                      (208,746)              (248,745)
    Total stockholders' equity                                                            9,415,051              8,509,186

Total liabilities and stockholders' equity                                             $ 18,333,244           $ 18,652,100




   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                                 November 30,
                                                                                         1999                   1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $   870,962            $ 1,191,309
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Depreciation and amortization                                                    1,173,615              1,073,616
       (Gain) loss on sale of property and equipment                                       43,884                (15,696)
       Increase in accounts and notes receivable                                         (977,573)            (1,005,864)
       Decrease in refundable income taxes                                                307,200                483,448
       Decrease (increase) in inventories                                                 146,039             (1,805,384)
       Increase in other assets                                                          (108,328)               (81,063)
       Increase in accounts payable                                                       593,366              1,600,319
       Increase in income taxes payable                                                   357,722                      -
       Increase in deferred income taxes                                                        -               (461,318)
       Increase (decrease) in accrued liabilities                                        (151,171)               262,453
    Net cash provided by operating activities of continuing operations                  2,255,716              1,241,820

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                          511,267                 37,500
    Purchases of property and equipment                                                  (640,164)            (1,209,762)
    Loans to officers and shareholders                                                          -               (248,750)
    Collection of loan from former officer                                                 39,999                      -
    Increase in other assets                                                              (58,364)                  (843)
    Net cash used in investing activities of continuing operations                       (147,262)            (1,421,855)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                                -              1,774,941
    Payments on long-term debt                                                         (1,437,107)            (1,689,814)
    Proceeds from line of credit                                                        3,699,000              8,025,000
    Payments on line of credit                                                         (4,320,000)            (7,025,000)
    Repurchase of stock                                                                    (8,644)            (1,773,266)
    Proceeds from exercise of stock options                                                 2,700                 79,309
    Net cash used in financing activities of
       continuing operations                                                           (2,064,051)              (608,830)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                    -                100,032

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       44,403               (688,833)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            317,155              1,795,381

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   361,558            $ 1,106,548



   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The Company is a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States, and in Guam and Canada. The Company is also a retail operator and international franchiser. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                             November 30, 1999               February 28, 1999
  Ingredients and supplies                      $ 1,483,353                     $ 1,594,579
  Finished candy                                  1,647,158                       1,681,971
                                                $ 3,130,511                     $ 3,276,550

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                   November 30, 1999       February 28, 1999
Land                                 $     513,618           $     513,618
Building                                 3,681,808               3,672,870
Machinery and equipment                  7,497,601               7,147,833
Furniture and fixtures                   2,153,980               2,408,807
Leasehold improvements                   1,620,230               1,876,223
Transportation equipment                   199,639                 199,639
                                        15,666,876              15,818,990

Less accumulated depreciation            6,459,282               5,580,319

Property and equipment, net          $   9,207,594           $  10,238,671


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

Operating results of the discontinued operation and provisions relating to assets of the discontinued operation were previously reported in the Company's February 28, 1998 financial statements.

Summarized financial information for the discontinued operation for the nine months ended November 30, 1998 is as follows:

Sales                                                            $  1,095,431
Loss before taxes                                                     (51,562)
Loss from discontinued operations, net of income taxes                (31,622)

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                               Nine Months Ended
                                                                                                  November 30,
                                                                                            1999                1998
Cash paid (received) for:
    Interest                                                                             $  433,240         $  550,015
    Income taxes                                                                           (115,067)           176,352

Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired in settlement of note receivable                                  -            130,000



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


Three Months Ended                    Franchising         Manufacturing          Retail             Other               Total
November 30, 1999
Total revenues                        $   778,856         $ 4,618,420        $ 2,536,193          $       -         $ 7,933,469
Intersegment revenues                           -            (876,814)                 -                  -            (876,814)
Revenue from external
    customers                             778,856           3,741,606          2,536,193                  -           7,056,655
Segment profit (loss)                     300,165           1,214,701             53,152           (857,130)            710,888
Total assets                              850,328           9,695,389          5,578,931          2,208,596          18,333,244
Capital expenditures                       17,014              55,377             38,069             28,759             139,219
Total depreciation &
    amortization                           46,383             131,782            159,185             47,901             385,251

Three Months Ended
November 30, 1998

Total revenues                        $   701,051         $ 4,752,789        $ 3,010,101          $       -         $ 8,463,941
Intersegment revenues                           -          (1,152,495)                 -                  -          (1,152,495)
Revenue from external
    customers                             701,051           3,600,294          3,010,101                  -           7,311,446
Segment profit (loss)                     145,719           1,292,336             22,126           (617,088)            843,093
Total assets                            1,078,872          10,731,607          7,457,766          2,531,209          21,799,454
Capital expenditures                        1,847             369,362             81,436             55,165             507,810
Total depreciation &
    amortization                           28,345             124,004            186,961             50,665             389,975



Nine Months Ended                     Franchising         Manufacturing          Retail            Other               Total
November 30, 1999

Total revenues                        $ 2,420,428         $10,523,017        $ 7,871,454        $         -         $20,814,899
Intersegment revenues                           -          (2,095,677)                 -                  -          (2,095,677)
Revenue from external
    customers                           2,420,428           8,427,340          7,871,454                  -          18,719,222
Segment profit (loss)                     955,643           2,599,909             97,682         (2,232,417)          1,420,817
Total assets                              850,328           9,695,389          5,578,931          2,208,596          18,333,244
Capital expenditures                       46,545             316,867             50,169            226,583             640,164
Total depreciation &
    amortization                          140,055             395,085            499,772            138,703           1,173,615


Nine Months Ended
November 30, 1998

Total revenues                        $ 2,400,695          $11,150,694       $ 8,602,193         $        -        $22,153,582
Intersegment revenues                           -           (2,650,690)                -                  -         (2,650,690)
Revenue from external
    customers                           2,400,695            8,500,004         8,602,193                  -         19,502,892
Segment profit (loss)                     769,182            2,830,905           205,725         (1,863,358)         1,942,454
Total assets                            1,078,872           10,731,607         7,457,766          2,531,209         21,799,454
Capital expenditures                       27,978              622,977           469,728             89,079          1,209,762
Total depreciation &
    amortization                           75,582              356,303           491,448            150,283          1,073,616


NOTE 9 - STOCK REPURCHASES

On December 22, 1999 and January 5, 2000, the Company purchased 15,000 and 50,370 shares of the Company's issued and outstanding common stock at $5.25 and $5.44 per share, respectively.

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

Results of Operations

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998

Net income was $435,778 for the three months ended November 30, 1999 or $.17 per share versus $517,073 or $.20 per share for the three months ended November 30, 1998. Earnings per share was negatively impacted approximately $.06 for the three months ended November 30, 1999 by certain non-recurring general and administrative expenses and other expenses.

Revenues

                                            Three Months Ended
                                                November 30,                            %
  ($'s in thousands)                        1999           1998         Change        Change
  Factory sales                          $ 3,741.6      $ 3,600.3        141.3          3.9%
  Retail Sales                             2,536.2        3,010.1       (473.9)       (15.7%)
  Franchise fees                             121.7           21.6        100.1        463.4%
  Royalty and Marketing fees                 657.1          679.5        (22.4)        (3.3%)
    Total                                $ 7,056.6      $ 7,311.5       (254.9)        (3.5%)

Factory Sales

Factory sales increased $141,000 or 3.9% to $3.7 million in the third quarter of fiscal 2000, compared to $3.6 million in the third quarter of fiscal 1999. This was due primarily to increased same store pounds purchased from the factory by franchised stores of 12.0% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and an increase in the total number of franchised stores in operation. The increase in revenues was partially offset by a decrease in sales to new distribution channels of 30.8% during the third quarter of fiscal 2000 compared to the same period last fiscal year. Decreased sales to new distribution channels was due to large initial orders from a single new customer that were shipped in the third quarter of fiscal 1999 and not duplicated in the third quarter of fiscal 2000.

Retail Sales

Retail sales decreased $474,000 or 15.7% to $2.5 million in the third quarter of fiscal 2000, compared to $3.0 million in the third quarter of fiscal 1999. This decrease resulted from a decrease in the average number of stores in operation in the third quarter of fiscal 2000 (35) versus the same period last year (43) and a decrease in comparable store sales of 3.7%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $22,000 or 3.3% to $657,000 in the third quarter of fiscal 2000, compared to $679,000 in the third quarter of fiscal 1999. This decrease resulted primarily from a decrease in same store sales at franchised stores of approximately 0.8%. Franchise fee revenue in the third quarter of fiscal 2000 increased $100,000 or 463.4% to $122,000 from $22,000 in the third quarter of fiscal 1999. This increase is due to an increase in the number of new franchises sold in the third quarter of fiscal 2000 versus the third quarter of fiscal 1999.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 53.4% in the third quarter of fiscal 2000 versus 49.8% in the third quarter of fiscal 1999. This increase was due primarily to decreased retail sales, which generate higher margins than factory sales, and a decrease in Company-owned store margins for the third quarter of fiscal 2000 to 59.7% from 60.2% in the third quarter of fiscal 1999. Factory margins declined to 34.7% in the third quarter of fiscal 2000 from 38.7% in the third quarter of fiscal 1999 as a result of decreased sales of higher margin packaged product to new distribution channels in fiscal 2000 versus fiscal 1999.

Franchise Costs

Franchise costs decreased 22.4% from $305,000 in the third quarter of fiscal 1999 to $236,000 in the third quarter of fiscal 2000. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.4% in the third quarter of fiscal 2000 from 43.5% in the third quarter of fiscal 1999. This decrease as a percentage of royalty, marketing and franchise fees is a result of a planned decrease in franchise support expenditures as well as higher franchise fees due to increased franchise sales in the third quarter of fiscal 2000 relative to the third quarter of fiscal 1999.

Sales and Marketing

Sales and Marketing expenses decreased 17.2% to $305,000 in the third quarter of fiscal 2000 from $368,000 in fiscal 1999 due to a planned decrease in sales and marketing expenditures.

General and Administrative

General and administrative expenses increased 3.4% from $405,000 in the third quarter of fiscal 1999 to $418,000 in the third quarter of fiscal 2000. The increase in general and administrative expenses is due to non-recurring costs of approximately $19,000 related to costs associated with mitigating potential Year 2000 issues (see Year 2000 Matters).

Retail Operating Expenses

Retail operating expenses decreased from $1.6 million in the third quarter of fiscal 1999 to $1.3 million in the third quarter of fiscal 2000; a decrease of 18.9%. This decrease is due to a decrease in the average number of stores open during the third quarter of fiscal 2000 versus the third quarter of fiscal 1999. Retail operating expenses, as a percentage of retail sales, decreased from 51.5% in the third quarter of fiscal 1999 to 49.6% in the third quarter of fiscal 2000.

Other Expense

Other expense of $392,000 incurred in the third quarter of fiscal 2000 increased 143.3% from the $161,000 incurred in the third quarter of fiscal 1999. This increase was due to non-recurring costs of approximately $256,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999. These non-recurring expenses reduced earnings per share by approximately $.06 in the third quarter of fiscal 2000. This expense was partially offset by decreased interest expense on lower average amounts outstanding of long-term debt and lower average balances outstanding on the Company's revolving line of credit.

DISCONTINUED OPERATIONS

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 1998

Net income was $870,962 for the nine months ended November 30, 1999 or $.33 per share versus $1,191,309 or $.44 per share for the nine months ended November 30, 1998. Earnings per share was negatively impacted approximately $.11 for the nine months ending November 30, 1999 by certain non-recurring general and administrative expenses and other expenses.

Revenues

                                        Nine Months Ended
                                            November 30,
  ($'s in thousands)                   1999            1998         Change       Change

  Factory sales                     $ 8,427.3       $ 8,500.0         (72.7)      (0.9%)
  Retail sales                        7,871.5         8,602.2        (730.7)      (8.5%)
  Franchise fees                        239.5           131.3         108.2       82.4%
  Royalty and Marketing fees          2,180.9         2,269.4         (88.5)      (3.9%)
    Total                            18,719.2        19,502.9        (783.7)      (4.0%)



Factory Sales

Factory sales decreased $73,000 or 0.9% to $8.4 million in the first nine months of fiscal 2000, compared to $8.5 million in the first nine months of fiscal 1999. This was due to decreased sales to new distribution channels. Decreased sales to new distribution channels was due to large initial orders from a single new customer that were shipped in the first and third quarters of fiscal 1999 and not duplicated in the first and third quarters of 2000. Same store pounds purchased from the factory by franchised stores increased by 3.5% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 partially offsetting the decreased sales to new distribution channels.

Retail Sales

Retail sales decreased $731,000 or 8.5% to $7.9 million in the first nine months of fiscal 2000, compared to $8.6 million in the first nine months of fiscal 1999. This decrease resulted from a decrease in comparable store sales of 5.6% in the first nine months of fiscal 2000 compared to fiscal 1999 as well as a decrease in the average number of Company-owned stores from approximately 39 to 37 in the comparable nine month periods.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $88,000 or 3.9% to $2.2 million in the first nine months of fiscal 2000, compared to $2.3 million in the first nine months of fiscal 1999. This decrease resulted from a decrease in same store sales at franchised stores of approximately 2.4%. Franchise fee revenues in the first nine months of fiscal 2000 increased $108,000 or 82.4% to $239,000 from $131,000 in the first nine months of fiscal 1999. This increase is due to an increase in the number of new franchises sold in the first nine months of fiscal 2000 versus the same period in fiscal 1999.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales in the first nine months of fiscal 2000 was 51.7% versus 49.1% for the first nine months of fiscal 1999. This increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in Company-owned store margins for the first nine months of fiscal 2000 to 59.1% versus 60.7% for the first nine months of fiscal 1999. Factory margins declined to 34.3% in the first nine months of fiscal 2000 from 36.9% in the first nine months of fiscal 1999 as a result of decreased sales of higher margin packaged product to new distribution channels in fiscal 2000 versus fiscal 1999.

Franchise Costs

Franchise costs decreased 17.8% from $848,000 in the first nine months of fiscal 1999 to $697,000 in the first nine months of fiscal 2000. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 28.8% in the first nine months of fiscal 2000 from 35.3% in the first nine months of fiscal 1999. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a planned decrease in franchise support expenditures as well as higher franchise fees due to increased franchise sales in the first nine months of fiscal 2000 relative to the same period in fiscal 1999.

Sales and Marketing

Sales and Marketing costs decreased 13.9% to $1.0 million in the first nine months of fiscal 2000 from $1.2 million in fiscal 1999 due to a planned decrease in sales and marketing expenditures.

General and Administrative

General and administrative expenses increased 2.2% from $1.24 million in the first nine months of fiscal 1999 to $1.27 million in the first nine months of fiscal 2000. The increase in general and administrative expense is due to non-recurring costs of approximately $56,000 related to costs associated with mitigating potential Year 2000 issues (see Year 2000 Matters).

Retail Operating Expenses

Retail operating expenses declined from $4.3 million in the first nine months of fiscal 1999 to $3.9 million in the first nine months of fiscal 2000; a decrease of 10.3%. Retail operating expenses, as a percentage of retail sales, decreased slightly from 50.7% in the first nine months of fiscal 1999 to 49.7% in the first nine months of fiscal 2000.

Depreciation and Amortization

Depreciation and amortization increased 9.3% to $1.2 million for the first nine months of fiscal 2000 from $1.1 million for the first nine months of fiscal 1999. The increase in depreciation and amortization is due primarily to increased depreciation on certain fixtures used in outside channels and increased goodwill amortization related to the acquisition of several stores from a franchisee in August of 1998.

Other Expense

Other expense of $827,000 incurred in the first nine months of fiscal 2000 increased 74.4% from the $474,000 incurred in the first nine months of fiscal 1999. This increase was due to non-recurring costs of approximately $429,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999. These non-recurring expenses reduced earnings per share by approximately $.10 in the first nine months of fiscal 2000. This expense was partially offset by decreased interest expense on lower average amounts outstanding of long-term debt and lower average balances outstanding on the Company's revolving line of credit.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 6 - DISCONTINUED OPERATIONS" of notes to interim financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1999 working capital was $2,390,000, compared with $1,558,000 as of February 28, 1999, an increase of $832,000.

Cash and cash equivalent balances increased from $317,000 as of February 28, 1999 to $362,000 as of November 30, 1999 as a result of cash flows generated by operating activities in excess of cash flows used by investing and financing activities. The Company's current ratio was 1.5 to 1 at November 30, 1999 in comparison with 1.3 to 1 at February 28, 1999.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of November 30, 1999 $1.9 million), and chattel mortgage notes (unpaid balance as of November 30, 1999 $3.7 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $3.0 million ($2.7 million available as of November 30, 1999) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2000.

The Company has secured a $1.0 million equipment loan, the proceeds of which will be used primarily to improve and automate the Company's factory and information system infrastructure. Fundings under the facility bear interest at the bank's prime rate and are due in monthly installments of between 36 and 60 months. As of November 30, 1999 $1.0 million was available to fund equipment purchases.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 2000.

YEAR 2000 MATTERS

The Company recognized that the arrival of the year 2000 posed a unique worldwide challenge to the ability of systems to recognize the date change from December 31, 1999 to January 1, 2000. The year 2000 issue could have resulted, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities. The Company assessed its computer and business processes and reprogrammed and upgraded its computer applications to provide for their continued functionality.

The Company developed and implemented a detailed year 2000 Conversion Project Plan ("Plan") to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan considered the following items:
(i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of the Company's operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement;
(iv) testing for and validation of year 2000 compliance; and (v) determination of key vendor and customers and their year 2000 compliance. The task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The Company has also completed the process of upgrading both its main and non-critical systems and hardware for year 2000 compliance.

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

The estimated cost for implementing the Plan including all required remediation and testing activities is between $100,000 and $150,000 and is being funded through operating cash flows. The Company anticipates that approximately 15% of these costs will relate to identification and assessment efforts, approximately 55% to the replacement of noncompliant software and equipment, approximately 5% to the correction of existing systems and approximately 25% to the testing of corrections implemented under the Plan. Costs incurred in connection with the Plan are not expected to result in significant delays or revisions to any of the Company's other pending or proposed information technology programs. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. As of November 30, 1999, the Company had incurred approximately $80,000 of expenses in connection with the Plan.

Based upon the testing and remediation completed prior to January 1, 2000, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, it has adequately addressed its potential year 2000 problems. The arrival of the year 2000 has not interfered with the ordinary conduct of the Company's business or caused any of its principal systems to fail. As of the date of this report, the Company is not aware that any of its systems have experienced any disruptions as a result of the arrival of the year 2000. However, the Company is continuing to monitor its systems to identify any year 2000 issues that it may not have identified previously or that have not yet become evident.

The Company is presently unable to assess the likelihood that the Company will experience operational problems due to unresolved year 2000 problems of third parties who do business with the Company. There can be no assurance that other entities have achieved timely year 2000 compliance; if they have not, year 2000 problems could have a material impact on the Company's operations.

The Company's estimates of the costs of achieving year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 remediation work, the ability to locate and correct all computer codes, the success achieved by the Company's suppliers in reaching year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties.

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company has evaluated vendor and customer compliance and developed contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations from vendors.

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

Depreciation expense is based on the historical cost to the Company of its fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years may ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

The Company frequently enters into purchase contracts for chocolate and certain nuts having durations ranging from six to eighteen months. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.

As of November 30, 1999, approximately $912,000 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $3.0 million bank line of credit under which borrowings bear interest at a variable rate. As of November 30, 1999, there was $279,000 outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Harbor Finance Partners, Individually and On Behalf of All Others Similarly Situated, v. Franklin E. Crail, Gary S. Hauer, Gerald A. Kien, Lee Mortenson, Everett A. Sisson, Fred Trainor and Rocky Mountain Chocolate Factory, Inc., Case No. 99 CV 349. On May 26, 1999, certain shareholders filed a class action complaint against the Company, its directors and certain former directors challenging certain actions that the plaintiffs allege were taken in response to the unsolicited tender offer for the Company's outstanding common stock commenced by Whitman's Candies, Inc. on May 10, 1999. The bidder withdrew the tender offer on June 7, 1999. The plaintiffs filed an amended complaint on June 30, 1999. The plaintiffs seek injunctive relief and unspecified compensatory damages together with prejudgment interest, costs, attorneys' fees and expert witness' fees. The action was filed in the District Court for the City and County of Denver. It has been moved to La Plata County, Colorado, the county in which the Company's principal offices are located. On July 20, 1999, the Company filed a motion to dismiss the case. On December 15, 1999, the court dismissed the case on the grounds that the plaintiffs' claims were derivative in nature, the plaintiffs failed to satisfy certain requirements for bringing a derivative action and the plaintiffs could not bring a direct action. The plaintiffs have until January 29, 2000 to appeal the order of dismissal. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend any claims asserted by them if the dismissal is appealed.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         As previously reported, the Company entered into a non-binding letter of intent dated August 5, 1999 with Whitman's Candies, Inc. relating to the proposed acquisition by Whitman's of 100% of the Company's issued and outstanding common stock for $6.25 per share. Based primarily on improving operating results, the Company announced on October 28, 1999 that its Board of Directors had decided not to accept Whitman's $6.25 per share offer. On November 4, 1999 Whitman's announced it was no longer interested in acquiring the Company.

Item 6.  Exhibits and Reports on Form 8-K
         A. Exhibits

         27.1 Financial Data Schedule for the nine months ended November 30,
         1999.

         B. Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                  (Registrant)

Date: January 13, 2000         /s/ Bryan J. Merryman
                                   --------------------------------------------
                                   Bryan J. Merryman, Chief Operating Officer,
                                   Chief Financial Officer and Director

                                 EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION
-------    -------------

 27.1      Financial Data Schedule