Form 10-K405
period 2000-02-29
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2000-05-30
CIK 785815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                  For the fiscal year ended February 29, 2000
                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                         Commission file number 0-14749

                     Rocky Mountain Chocolate Factory, Inc.
             (Exact name of registrant as specified in its charter)


      Colorado                                       84-0910696
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On May 23, 2000, there were 1,956,784 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq National Market System on May 23,
2000) held by non-affiliates was $5,587,206.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                   FORM 10-K


                               TABLE OF CONTENTS


                                                                                                                   Page No.
                                                                                                                   --------
                                                            PART I.
Item 1            Business                                                                                            3

Item 2            Properties                                                                                          15

Item 3            Legal Proceedings                                                                                   16

Item 4            Submission of Matters to a Vote of Security Holders                                                 16

                                                            PART II.

Item 5            Market for Registrant's Common Equity and Related Stockholder Matters                               17

Item 6            Selected Financial Data                                                                             18

Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations               19

Item 7A           Quantitative and Qualitative Disclosures About Market Risk                                          25

Item 8            Financial Statements                                                                                27

Item 9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                                      45

                                                           PART III.

Item 10           Directors and Executive Officers of the Registrant                                                  45

Item 11           Executive Compensation                                                                              45

Item 12           Security Ownership of Certain Beneficial Owners and Management                                      45

Item 13           Certain Relationships and Related Transactions                                                      45

                                                            PART IV.

Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     46

                                    PART I.

                                ITEM 1. BUSINESS
GENERAL

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the "Company") is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of April 30, 2000 there were 30 Company-owned and 196 franchised Rocky Mountain Chocolate Factory stores operating in 41 states, Canada and Guam.

Approximately 40% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

The Company believes that its principal competitive strengths lie in its name recognition, its reputation for the quality, variety and the taste of its products; the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in the manufacture of chocolate candy products and the merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure consistent customer service and execution of successful practices and techniques at its stores.

The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected products through new distribution channels. The Company is currently testing and evaluating a number of new distribution channel programs including wholesaling, fundraising, corporate sales, mail order and internet sales.

The Company's revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (45-43-43%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (42-45-44%) and (iii) the collection of initial franchise fees and royalties from franchisees (13-12-13%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2000, 1999 and 1998, respectively.

According to the National Confectionery Association, the total U.S. candy market approximated $23.5 billion of sales in 1998. According to the Department of Commerce, per capita consumption of chocolate exceeds 12 pounds per year nationally, generating annual sales of approximately $13 billion. In 1998, consumption of chocolate products increased 4.3% versus a .8% decrease in non-chocolate candies.

In December 1997, the Company decided its Fuzziwig's Candy Factory store segment did not meet its strategic long-term goals, and accordingly, adopted a plan to divest itself of these operations. The Company completed the divestiture on July 31, 1998. Fuzziwig's Candy Factory stores sold hard conventional and nostalgic candies purchased from third party suppliers.

In Fiscal 2001, the Company plans to begin phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company plans to sell to new or existing franchisees all viable Company-owned store locations with the exception of five Company-owned stores located in key markets in Colorado (the "Colorado Stores"). The Company intends to retain the Colorado Stores to test sales, marketing, design and operational initiatives.

BUSINESS STRATEGY

The Company's objective is to build on its position as a leading international franchiser and manufacturer of high quality chocolate and other confectionery products. The Company continually seeks opportunities to profitably expand its business. To accomplish this objective, the Company employs a business strategy that includes the following elements:

Product Quality and Variety

The Company maintains the unsurpassed taste and quality of its chocolate candies by using only the finest chocolate and other wholesome ingredients. The Company uses its own proprietary recipes, primarily developed by its master candy maker. A typical Rocky Mountain Chocolate Factory store offers up to 100 of the Company's chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer numerous varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes. The Company, in fiscal 1998, implemented a major program to improve factory sales through development and sale of an expanded line of new products, including its own sugar-free line and themed, branded and novelty chocolate candies.

Store Atmosphere and Ambiance

The Company seeks to establish an enjoyable and inviting atmosphere in each Rocky Mountain Chocolate Factory store. Each store prepares numerous products, including fudge, brittles and caramel apples, in the store. In-store preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. The Company's design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented throughout the system.

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is fourfold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company's in-store confectionery factory; (3) improve the presentation of the Company's Co-branded product offerings such as coffee and ice-cream and (4) improve operational efficiency through optimal store layout. The Company expects to complete the store redesign project and the testing of the new design by the end of fiscal 2001.

Site Selection

Careful selection of a site is critical to the success of a Rocky Mountain Chocolate Factory store. Many factors are considered by the Company in identifying suitable sites, including tenant mix, visibility, attractiveness, accessibility, level of foot traffic and occupancy costs. Final site selection occurs only after the Company's senior management has approved the site. The Company believes that the experience of its management team in evaluating a potential site is one of the Company's competitive strengths.

Customer Service Commitment

The Company emphasizes excellence in customer service and seeks to employ and to sell franchises to motivated and energetic people. The Company also fosters enthusiasm for its customer service philosophy and the Rocky Mountain Chocolate Factory concept through its annual franchisee convention, annual regional meetings and other frequent contacts with its franchisees.

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. System wide same store retail sales have grown for 3 of the last 5 fiscal years:

                           1996             2.9%
                           1997            (0.5%)
                           1998             7.4%
                           1999             6.7%
                           2000            (4.3%)

The Company believes that its same store sales growth was positively impacted by the sale of Beanie Babies(TM) (stuffed animals manufactured by Ty Inc.) and related products in fiscal 1998 and 1999, because many of the Company's retail stores capitalized on this extraordinary trend during this time period. In fiscal 2000, however, the demand for Beanie Babies decreased significantly, and the Company believes this decreased demand is the primary reason for negative comparable store sales in fiscal 2000. The Company expects lower demand for Beanie Babies and related products to negatively impact same store sales through the end of fiscal 2001.

The Company feels that same store retail sales growth can be accelerated though store redesign to provide a more attractive and effective retail sales environment while retaining the Rocky Mountain Chocolate Factory store ambiance and theme. The Company believes that development and sale of superior new products, such as its new line of sugar-free products, will also enhance same store retail sales growth.

In February 2000, the Company retained a nationally recognized packaging design firm to completely redesign the packaging featured in the Company's retail stores. The goal of the packaging redesign project is to develop an updated, coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. The Company expects to complete the packaging redesign project and the testing of the new designs by the end of fiscal 2001. The Company believes that a successful launch of new packaging will have a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 2000, the Company experienced a same store pounds purchased decline of 2.6%. The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made and authorized vendor products and away from factory made products. The Company is in the process of designing new packaging, adding new products and focusing its existing product lines in an effort to reverse this trend.

Enhanced Operating Efficiencies

The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system and the implementation of a flat-lined manufacturing strategy. These measures have significantly improved the Company's ability to deliver its products to its stores safely, quickly and cost-effectively. Additionally, the planned divestiture of substantially all of the Company-owned stores is expected to reduce the Company's exposure to real estate risk, improve the Company's operating margins and allow the Company to increase its focus on franchising.

EXPANSION STRATEGY

Key elements of the Company's expansion strategy include:

Unit Growth

The cornerstone of the Company's growth strategy is to aggressively pursue unit growth opportunities in locations where the Company has traditionally been successful, to pursue new and developing real estate environments which appear promising based on early sales results, and to improve and expand the retail store concept, such that previously untapped and unviable environments (such as most regional malls) generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory location.

High Traffic Environments

The Company currently establishes franchised stores in the following environments: factory outlet malls, tourist environments and regional malls. The Company, over the last several years, has had a particular focus on factory outlet mall locations. Although each of these environments has a number of attractive features, including a high level of foot traffic, the factory outlet mall environment has historically offered the best combination of tenant mix, customer spending characteristics and favorable occupancy costs. The Company has established a business relationship with the major developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing real estate environments.

Name Recognition and New Market Penetration

The Company believes the visibility of its stores and the high foot traffic at its factory outlet mall and tourist locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western United States and the Rocky Mountains, but recent growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased the Company's name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through new channels, such as major national retail chains, also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through new distribution channels its name recognition will improve and benefit its entire store system.

STORE CONCEPT

The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large marble tables, and are often invited to sample the store's products. The Company believes that an average of approximately 40% of the revenues of Company-owned and franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.

Rocky Mountain Chocolate Factory stores have a distinctive country Victorian decor, which further enhances their friendly and enjoyable atmosphere. Each store includes finely-crafted wood cabinetry, copper and brass accents, etched mirrors and large marble tables on which fudge and other products are made. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, the Company's design staff provides working drawings and specifications and approves the construction plans for each new store. The Company also controls the signage and building materials that may be used in the stores.

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

The Company uses only the finest chocolates, nut meats and other wholesome ingredients in its candies. In February 1995, the Company's Valentine's Day gift-boxed chocolates were awarded Money Magazine's top rating and were described as having "superior flavor" which is "intense" and "natural." The Company continually strives to offer new confectionery products in order to maintain the excitement and appeal of its products.

Chocolate candies manufactured by the Company are sold at prices ranging from $12.90 to $14.90 per pound, with an average price of $13.50 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all of its products.

The Company develops special packaging for the Christmas, Valentine's Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year. The Company's packaging for its Rocky Mountain Mints in 1995 received the Award of Excellence from the National Paperbox Association.

OPERATING ENVIRONMENT

The Company currently establishes Rocky Mountain Chocolate Factory stores in three primary environments: factory outlet malls, tourist areas and regional malls. Each of these environments has a number of attractive features, including high levels of foot traffic.

Factory Outlet Malls

There are approximately 414 factory outlet malls in the United States, and as of February 29, 2000, there were Rocky Mountain Chocolate Factory stores in approximately 100 of these malls in over 35 states. The Company has established business relationships with the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company's stores, management believes the Company's relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas

As of February 29, 2000, there were approximately 50 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company's visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 2,500 regional malls in the United States, and as of February 29, 2000, there were Rocky Mountain Chocolate Factory stores in approximately 20 of these malls, including locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and more competing food and beverage concepts.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada.

FRANCHISING PROGRAM

General

The Company's franchising philosophy is one of service and commitment to its franchise system, and it continuously seeks to improve its franchise support services. The Company's concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 1995, Rocky Mountain Chocolate Factory was rated seventh in Success Magazine's "Franchise Gold 100" most desirable franchises. As of April 30, 2000, there were 196 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of April 30, 2000, operated 28 stores under the agreement.

In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. The first store under this agreement opened in May 2000.

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

COMPANY STORE PROGRAM

As of April 30, 2000, there were 30 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "Franchising Program-Quality Standards and Control."

MANUFACTURING OPERATIONS

General

The Company manufactures its chocolate candies at its factory in Durango, Colorado. All products are produced consistent with the Company's philosophy of using only the finest, highest quality ingredients with no artificial preservatives to achieve its marketing motto of "the Peak of Perfection in Handmade Chocolates(R)."

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

Ingredients

The principal ingredients used by the Company are chocolate, nuts, sugar, corn syrup, cream and butter. The factory receives shipments of ingredients daily. To ensure the consistency of its products, the Company buys ingredients from a limited number of reliable suppliers. In order to assure a continuous supply of chocolate and certain nuts, the Company frequently enters into purchase contracts of between six to eighteen months for these products. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall. The Company has one or more alternative sources for all essential ingredients and therefore believes that the loss of any supplier would not have a material adverse effect on the Company and its results of operations. The Company currently also purchases small amounts of finished candy from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores.

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

The Company aggressively seeks low cost, high return publicity opportunities through participation in local and regional events, sponsorships and charitable causes. The Company has not historically and does not intend to engage in national advertising in the near future.

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

The Company believes that its principal competitive strengths lie in its name recognition and its reputation for the quality, value, variety and taste of its products and the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure execution of successful practices and techniques at its store locations. In addition, by controlling the manufacturing of its own chocolate products, the Company can better maintain its high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.

TRADE NAME AND TRADEMARKS

The trade name "Rocky Mountain Chocolate Factory(R)," the phrases, "The Peak of Perfection in Handmade Chocolates(R)", "America's Chocolatier(R)", "World's Chocolatier(TM)" as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are proprietary rights of the Company. All of the foregoing are believed to be of material importance to the Company's business. The registration for the trademark "Rocky Mountain Chocolate Factory" has been granted in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark in certain foreign countries.

The Company has not attempted to obtain patent protection for the proprietary recipes developed by the Company's master candy-maker and is relying upon its ability to maintain the confidentiality of those recipes.

EMPLOYEES

At February 29, 2000, the Company employed approximately 330 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages at May 15, 2000 are as follows:

NAME                                  AGE                               POSITION
Franklin E. Crail.............        58    Chairman of the Board, President and Director
Bryan J. Merryman.............        39    Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Edward L. Dudley..............        36    Vice President - Sales and Marketing
Clifton W. Folsom.............        46    Vice President - Franchise Development
Jay B. Haws...................        49    Vice President - Creative Services
Virginia M. Perez.............        62    Corporate Secretary

Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. Since the incorporation of the Company in November 1982, he has served as its President and a Director. He was elected Chairman of the Board in March 1986. Prior to founding the Company, Mr. Crail was co-founder and president of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry.

Mr. Merryman joined the Company in December 1997 as Vice President - Finance and Chief Financial Officer. Since April 1999 Mr. Merryman has also served the Company as the Chief Operating Officer and as a Director, and since January 2000 as its Treasurer. Prior to joining the Company, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm) from January 1997 to December 1997. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of aftermarket auto parts from July 1996 to November 1997 and was employed for more than eleven years by Deloitte and Touche LLP, most recently as a senior manager.

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

Mr. Folsom has served as Vice President of Franchise Development of the Company since June 1989. He joined the Company in May 1983 as Director of Franchise Sales and Support, and was promoted in March 1985 to Vice President of Franchise Sales, a position he held until he began serving in his current capacity in June 1989. From March 1978 until joining the Company, Mr. Folsom was employed as a sales representative by Sears Roebuck & Company.

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

                               ITEM 2. PROPERTIES

The Company's manufacturing operations and corporate headquarters are located at its 58,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2000, the Company's factory produced approximately 2.0 million pounds of chocolate candies, down from 2.2 million pounds in fiscal 1999. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of April 30, 2000, 29 of the 30 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At April 30, 2000, the Company was the primary lessee at 45 of its 196 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of the Company's rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.

                           ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company's business or financial condition.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of the Shareholders of the Company was held in Irving, Texas at 10:00 a.m., local time, on February 29, 2000.

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

Out of a total of 2,534,979 shares of the Company's common stock outstanding and entitled to vote, 2,072,271 shares were present in person or by proxy, representing approximately 82 percent of the outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle as directors of the Company. No nominee received less than 98% of the shares voted. The second matter voted on by the stockholders was a resolution to consider and vote upon a proposal to approve the Company's 2000 Stock Option Plan for Non-employee Directors. The resolution was adopted with the holders of 1,905,428 shares voting in favor of the resolution and 164,776 voting against the resolution. Holders of 2,067 abstained from voting on the resolution.

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION
The Company's Common Stock trades on the National Market System of The Nasdaq Stock Market under the trading symbol "RMCF".

On May 18, 1998 the Company purchased 336,000 shares of its common stock at $5.15 per share in a private transaction.

On various dates commencing on December 22, 1999 through February 7, 2000, the Company purchased 203,500 shares of the Company's issued and outstanding common stock at prices ranging from $5.25 to $5.56.

On March 21, 2000, the Company commenced a tender offer to acquire shares of its common stock. Pursuant to the tender offer, which was completed on May 1, 2000, the Company acquired 447,595 shares of its issued and outstanding common stock at $6.25 per share.

The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low bid information for the Common Stock as quoted on Nasdaq for each quarter of fiscal years 2000 and 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.



FISCAL YEAR ENDED FEBRUARY 29, 2000                                        HIGH                              LOW
First Quarter                                                          $    6.688                       $    3.000

Second Quarter                                                              6.375                            5.250

Third Quarter                                                               6.125                            3.625

Fourth Quarter                                                              5.875                            4.000

FISCAL YEAR ENDED FEBRUARY 28, 1999                                        HIGH                              LOW
First Quarter                                                        $      7.750                     $      4.750

Second Quarter                                                              7.125                            4.250

Third Quarter                                                               6.500                            4.000

Fourth Quarter                                                              5.625                            3.938

On May 23, 2000 the closing bid price for the Common Stock as reported on the Nasdaq Stock Market was $4.875.

(b)  HOLDERS
On May 23, 2000 there were approximately 440 record holders of the Company's Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

(c)  DIVIDENDS
The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends for the foreseeable future. Any future earnings will be retained for use in the Company's business.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 1996 through 2000, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



 (Amounts in thousands, except per share data)


                                                                                   YEARS ENDED FEBRUARY 28 or 29,
SELECTED STATEMENT OF OPERATIONS DATA
                                                                    1996          1997          1998          1999         2000
    Total revenues                                               $ 18,552      $ 22,281      $ 23,764      $ 26,233     $ 24,647
    Operating income (loss)                                         2,157        (1,026)        2,599         1,319        2,662
    Income (loss) from continuing
      operations                                                    1,207        (1,010)        1,260           421        1,057
    Income (loss) from discontinued
      operations (net of income taxes)                                  1          (356)       (1,020)           --           --
    Net income (loss)                                            $  1,208      $ (1,366)     $    240      $    421     $  1,057

BASIC EARNINGS (LOSS) PER COMMON SHARE
    Continuing Operations                                        $    .43      $   (.35)     $    .43      $    .16     $    .41
    Discontinued Operations                                            --          (.12)         (.35)           --           --
    Net Income (loss)                                            $    .43      $   (.47)     $    .08      $    .16     $    .41

DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Continuing Operations                                        $    .42      $   (.35)     $    .43      $    .16     $    .41
    Discontinued Operations                                            --          (.12)         (.35)           --           --
    Net Income (loss)                                            $    .42      $   (.47)     $    .08      $    .16     $    .41
    Weighted average common shares
      outstanding                                                   2,797         2,908         2,913         2,665        2,581
    Weighted average common shares
      outstanding, assuming dilution                                2,887         2,908         2,930         2,677        2,597

SELECTED BALANCE SHEET DATA
    Working capital                                              $  2,043      $  2,664      $  3,949      $  1,558     $  1,589
    Total assets                                                   16,308        18,666        19,868        18,652       16,440
    Long-term debt                                                  2,184         5,737         5,993         5,250        3,774
    Stockholders' equity                                           11,117         9,779        10,019         8,509        8,433

SUPPLEMENTAL INFORMATION
    Earnings Before
      Interest, Taxes,
      Depreciation and
      Amortization (EBITDA)                                      $  2,945      $  2,195      $  3,934      $  2,951    $   4,225

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company's control including the receptivity of its franchise system of its product introductions and promotional programs.

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

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

Results Summary

The Company posted record earnings per share, as adjusted to exclude the costs of Whitman's Candies, Inc. unsolicited tender offer, in fiscal 2000. Earnings per share, as adjusted, increased 219% from $.16 in fiscal 1999 to $.51 in fiscal 2000. Earnings per share increased 156% from $.16 in fiscal 1999 to $.41 in fiscal 2000. Revenues decreased 6.0% from fiscal 1999 to fiscal 2000. Operating income increased 102% from $1.3 million in fiscal 1999 to $2.7 million in fiscal 2000. Net income, as adjusted to exclude the costs associated with Whitman's tender offer, increased 212% from $421,000 in fiscal 1999 to $1.3 million in fiscal 2000. Net income increased 151% from $421,000 in fiscal 1999 to $1.1 million in fiscal 2000.


Revenues

 ($'s in thousands)                               2000                 1999                Change                 % Change
 Factory Sales                                  $11,036.9           $11,433.3            $  (396.4)                (3.5)%
 Retail Sales                                    10,315.5            11,759.7             (1,444.2)               (12.3)%
 Royalty and Marketing Fees                       2,963.0             2,919.6                 43.4                  1.5%
 Franchise Fees                                     331.4               119.9                211.5                176.4%
 Total                                          $24,646.8           $26,232.5            $(1,585.7)                (6.0)%

Factory Sales

Factory sales decreased 3.5%, or $396,000, to $11.0 million in fiscal 2000 from $11.4 million in fiscal 1999. This decrease was due to the Company shifting its strategic focus from growing sales through new distribution channels to concentrating on its core competency, franchising the Rocky Mountain Chocolate Factory retail store concept. New distribution channel sales amounted to approximately $1.4 million in fiscal 1999 and decreased 45% to approximately $800,000 in fiscal 2000.

Core factory sales (i.e. excluding new distribution channels) grew at approximately 2.6% in fiscal 2000 compared to fiscal 1999. The increase in core factory sales was driven primarily by an increase in the number of retail franchise units operating in fiscal 2000 compared to fiscal 1999. Same store factory pounds purchased from the factory by franchised stores were flat in fiscal 2000 versus fiscal 1999. Same store pounds purchased is a comparison of pounds purchased from the factory by franchised stores open for 12 months in each fiscal year.

Retail Sales

Retail sales decreased $1.4 million, or 12.3%, to $10.3 million in fiscal 2000, compared to $11.8 million in fiscal 1999. This decrease resulted primarily from a decrease in the number of Company-owned stores from 42 as of February 28, 1999 to 34 as of February 29, 2000 and a 5.4% decrease in same store sales.

In fiscal 2001, the Company plans to begin phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company plans to sell to new or existing franchisees all viable Company-owned store locations with the exception of five Company-owned stores located in key markets in Colorado. The Colorado Stores are excluded because these stores will be used to test sales, marketing, design and operational initiatives.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $43,000, or 1.5%, to $2.96 million in fiscal 2000, compared to $2.92 million in fiscal 1999. This increase resulted from an increase in the number of units in operation from 157 in fiscal 1999 to 166 in fiscal 2000 partially offset by a decrease in same store sales of 2.8%. Franchise fee revenues increased $212,000 in fiscal 2000 compared to fiscal 1999 due to an increase in the number of new franchises sold.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 52.6% in fiscal 2000 versus 54.8% in fiscal 1999. This improvement resulted from increased factory margins. Factory margins increased to 36.8% in fiscal 2000 from 30.7% in fiscal 1999. This improvement was due in part to certain changes to the Company's manufacturing processes and cost structure. Retail store margins decreased in fiscal 2000 to 58.7% versus 59.3% in fiscal 1999.

Franchise Costs

Franchise costs decreased $124,000, or 11.3%, in fiscal 2000 compared to fiscal 1999 due to decreased support costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 29.7% in fiscal 2000 from 36.2% in fiscal 1999 due to decreased support costs and a 176% increase in franchise fee revenue.

Sales & Marketing

Sales and Marketing costs decreased 18.6% to $1.3 million in fiscal 2000 from $1.6 million in fiscal 1999. This decrease is due to the de-emphasizing of new channel sales efforts and an overall planned decrease in sales and marketing costs.

General and Administrative

General and administrative expenses decreased 3.3% to $1.76 million in fiscal 2000 from $1.82 million in fiscal 1999, primarily as a result of decreased bad debt expense related to new distribution channel customers. As a percentage of total revenues, general and administrative expense increased to 7.1% in fiscal 2000 from 6.9% in fiscal 1999.

Retail Operating Expenses

Retail operating expenses decreased to $5.1 million in fiscal 2000 from $6.0 million in fiscal 1999; a decrease of 15.0%. This decrease resulted primarily from a decrease in the number of Company-owned stores from 42 at February 28, 1999 to 34 at February 29, 2000. Retail operating expenses, as a percentage of retail sales, improved to 49.5% in fiscal 2000 compared to 51.1% in fiscal 1999 as a result of the implementation of certain cost control measures.

Depreciation and Amortization

Depreciation and amortization increased 3.6% to $1.56 million in fiscal 2000 from $1.51 million in fiscal 1999. The increase in depreciation and amortization is due primarily to increased depreciation on certain fixtures used in outside channels and increased goodwill amortization related to the acquisition of several stores from a franchisee in August of 1998, partially offset by lower depreciation expense as a result of fewer Company-owned stores.

Other Expense

Other expense of $939,000 incurred in fiscal 2000 increased 48.7% from the $631,000 incurred in fiscal 1999. This increase was due to non-recurring costs of approximately $420,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999. These non-recurring expenses reduced earnings per share by approximately $.10 in fiscal 2000. This expense was partially offset by decreased interest expense on lower average amounts of outstanding long-term debt and lower average balances outstanding on the Company's revolving line of credit.

Income Tax Expense

The Company's effective income tax rate in fiscal 2000 and fiscal 1999 was 38.7%.

Discontinued Operations

In December 1997, the Company decided its Fuzziwig's Candy Factory Store segment did not meet its long-term strategic goals, and accordingly, made the decision to dispose of these operations. See "NOTE 11 - DISCONTINUED OPERATIONS" of notes to financial statements.

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


Revenues
 ($'s in thousands)                              1999               1998              Change           % Change
 Factory Sales                                 $ 11,433.3         $ 10,198.6        $  1,234.7           12.1%
 Retail Sales                                    11,759.7           10,460.5           1,299.2           12.4%
 Royalty and Marketing Fees                       2,919.6            2,747.6             172.0            6.3%
 Franchise Fees                                     119.9              357.3            (237.4)         (66.4)%
 Total                                         $ 26,232.5         $ 23,764.0        $  2,468.5           10.4%

Factory Sales

Factory sales increased $1.2 million, or 12.1%, to $11.4 million in fiscal 1999, compared to $10.2 million in 1998. This increase was due primarily to wholesale sales of product to distribution channels outside of the Company's retail store system. Same store pounds purchased from the factory by franchised stores declined 2.9% in fiscal 1999 versus fiscal 1998 partially offsetting the increase in wholesale sales. The Company believes the decline in same store pounds purchased from the factory resulted primarily from increased retail sales of store-made product and product purchased from authorized vendors relative to factory-made products. Same store pounds purchased is a comparison of pounds purchased from the factory by franchised stores open for 12 months in each fiscal year.

Retail Sales

Retail sales increased $1.3 million, or 12.4%, to $11.8 million in fiscal 1999, compared to $10.5 million in fiscal 1998. This increase resulted primarily from an increase in the number of Company-owned stores from 37 as of February 28, 1998 to 42 as of February 28, 1999 and a 2.4% increase in same store sales.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $172,000, or 6.3%, to $2.9 million in fiscal 1999, compared to $2.7 million in fiscal 1998. This increase resulted from an increase in same store sales at franchised stores of 7.7%. Franchise fee revenues decreased $237,000 in fiscal 1999 compared to fiscal 1998 due to a decrease in the number of new franchises sold.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 54.8% in fiscal 1999 versus 51.0% in fiscal 1998. This deterioration resulted from decreased factory and Company-owned store margins. Factory margins decreased to 30.7% in fiscal 1999 from 36.7% in fiscal 1998. Company-owned store margins for fiscal 1999 decreased to 59.3% from 61.0% in fiscal 1998. Factors contributing to the decrease in factory margins include: (1) incremental costs associated with the start-up (due to labor shortages and facility space constraints) and ultimate closure (due to less than anticipated demand) of a remote packaging facility; (2) production inefficiencies caused by facility space constraints and the lack of a sufficient seasonal workforce; (3) higher than expected third party shipping costs; (4) provisions for returns and allowances relating to products sold to outside distribution channels and (5) a non-recurring charge to factory cost of sales of approximately $398,000 representing write-down provisions for spoiled, excess and obsolete inventory resulting primarily from product over-production. The reduction in Company-owned store margins was due primarily to a product mix shift from store made product to product produced by the factory.

Franchise Costs

Franchise costs increased $41,000, or 3.9%, in fiscal 1999 compared to fiscal 1998 due to increased support costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 36.2% in fiscal 1999 from 34.1% in fiscal 1998 due to increased support costs and a 66.4% decrease in franchise fee revenue.

Sales & Marketing

Sales and Marketing costs increased 32.2% to $1.6 million in fiscal 1999 from $1.2 million in fiscal 1998. This increase is due to: (1) expansion of the Company's sales and marketing group to support a larger base of franchised and Company-owned stores; (2) expansion of promotional programs and marketing materials available to franchised and Company-owned stores; (3) establishment of a sales force focused on new distribution opportunities; (4) enhanced customer service and new product marketing programs and (5) costs associated with certain new distribution channel customers.

General and Administrative

General and administrative expenses increased 7.7% from $1.7 million in fiscal 1998 to $1.8 million in fiscal 1999, primarily as a result of increased bad debt expense related to new distribution channel customers. As a percentage of total revenues, general and administrative expense declined from 7.1% in fiscal 1998 to 6.9% in fiscal 1999.

Retail Operating Expenses

Retail operating expenses increased from $5.3 million in fiscal 1998 to $6.0 million in fiscal 1999; an increase of 13.4%. This increase resulted primarily from an increase in the number of Company-owned stores from 37 at February 28, 1998 to 42 at February 28, 1999. Retail operating expenses, as a percentage of retail sales, remained relatively constant at 51.1% in fiscal 1998 compared to 50.7% in fiscal 1999.

Provision for Store Closures, Impairment Loss and Loss on Write-down of Assets

In the fourth quarter of fiscal 1999, a non-recurring charge of approximately $124,000 was recorded representing the loss expected to result from the closure of two Company-owned stores.

Depreciation and Amortization

Depreciation and Amortization increased 12.9% to $1.5 million in fiscal 1999 from $1.3 million in fiscal 1998. The increase is due primarily to depreciation on certain fixtures used in outside channels and depreciation related to an increase in the number of Company-owned retail stores.

Other Expense

Other expense of $631,000 incurred in fiscal 1999 increased 14.8% from the $550,000 incurred in fiscal 1998. This increase resulted from decreased interest income on excess cash balances in fiscal 1999 and increased interest expense related to borrowings on the Company's line of credit facility.

Income Tax Expense

The Company's effective income tax rate in fiscal 1999 was 38.7% in comparison with 38.5% in 1998.

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

The operating results of Fuzziwig's, including disposition costs, and operating losses during the phase-out period totaling $1.5 million have been segregated from continuing operations and reported as separate line items net of applicable income taxes in the statements of income for all applicable periods reported.

Loss from discontinued operations was $.35 per diluted share in fiscal 1998 versus nil in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2000, working capital was $1.59 million, approximately the same as February 28, 1999.

Cash and cash equivalent balances decreased from $317,000 as of February 28, 1999 to $128,000 as of February 29, 2000 as a result of cash flows used in investing and financing activities in excess of cash flows generated by operating activities. The Company's current ratio was 1.4 to 1 at February 29, 2000 in comparison with 1.3 to 1 at February 28, 1999.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of February 29, 2000, $1.9 million), and chattel mortgage notes (unpaid balance as of February 29, 2000, $3.8 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion.

The Company has a $3.0 million credit line, of which $2.9 million was available, secured by substantially all of the Company's assets except retail store assets and is subject to renewal in July, 2000.

For fiscal 2001, the Company anticipates making capital expenditures of approximately $750,000, which will be used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations and available bank lines of credit will be sufficient to fund capital expenditures and working capital requirements for fiscal 2001.

YEAR 2000 MATTERS

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed remediation and testing of its technology systems. As a result of those planning and implementation efforts, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems as of May 15, 2000 and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $50,000 during fiscal 2000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.

As of February 29, 2000, $761,000 of the Company's long-term debt was subject to a variable interest rate. Assuming that this principal amount did not change during fiscal 2001, other than as a result of scheduled principal reductions, and assuming that the average effective interest rate in effect on this debt for 2001 increased by one percent as compared to the average effective interest rate in effect during 2000, the Company would incur an additional $5,300 in interest expense in 2001, as compared to 2000, and would experience a corresponding reduction in cash flow. A decrease in the average interest rate in effect on this debt during 2001 would result in a corresponding decrease in interest expense and an increase in cash flow.

The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of February 29, 2000, $75,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

                          ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                Page

  Report of Independent Certified Public Accountants                                                             28

  Statements of Income                                                                                           29

  Balance Sheets                                                                                                 31

  Statements of Changes in Stockholders Equity                                                                   32

  Statements of Cash Flows                                                                                       33

  Notes to Financial Statements                                                                                  34

Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.


We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 29, 2000 and February 28, 1999, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Dallas, Texas
May 5, 2000

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                            FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                           2000              1999              1998
REVENUES
   Sales                               $ 21,352,411      $ 23,193,011      $ 20,659,076
   Franchise and royalty fees             3,294,403         3,039,517         3,104,906
   Total revenues                        24,646,814        26,232,528        23,763,982

COSTS AND EXPENSES
   Cost of sales                         11,235,252        12,706,474        10,534,195
   Franchise costs                          977,087         1,101,092         1,060,072
   Sales & marketing                      1,337,818         1,644,320         1,244,266
   General and administrative             1,761,779         1,821,582         1,692,054
   Retail operating                       5,109,772         6,008,416         5,298,919
   Provision for store closures                  --           123,903                --
   Depreciation and amortization          1,562,632         1,508,111         1,335,715
   Total costs and expenses              21,984,340        24,913,898        21,165,221

OPERATING INCOME                          2,662,474         1,318,630         2,598,761

OTHER INCOME (EXPENSE)
   Interest expense                        (573,379)         (698,557)         (664,852)
   Cost of unsolicited tender
    offer                                  (419,954)               --                --
   Interest income                           54,454            67,080           114,732
   Other, net                              (938,879)         (631,477)         (550,120)

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                    1,723,595           687,153         2,048,641

INCOME TAX EXPENSE                          667,030           265,725           788,640

INCOME FROM CONTINUING OPERATIONS         1,056,565           421,428         1,260,001

DISCONTINUED OPERATIONS
   Loss from discontinued
    operations (net of income
    taxes)                                       --                --           (90,849)
   Provision for estimated loss on
    disposition, including
    provision for operating losses
    during phase out period of
    $153,250 (net of income taxes)               --                --          (929,234)

   Total                                         --                --        (1,020,083)

NET INCOME                             $  1,056,565      $    421,428      $    239,918


                                   (CONTINUED)


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                        STATEMENTS OF INCOME (CONTINUED)


                                            FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                           2000              1999              1998
BASIC EARNINGS (LOSS) PER COMMON
   SHARE
   Continuing Operations              $         .41     $         .16     $         .43
   Discontinued Operations                       --                --              (.35)
   Net Income                         $         .41     $         .16     $         .08

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE
   Continuing Operations              $         .41     $         .16     $         .43
   Discontinued Operations                       --                --              (.35)
   Net Income                         $         .41     $         .16     $         .08

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                            2,580,604         2,665,567         2,912,387
DILUTIVE EFFECT OF EMPLOYEE
   STOCK OPTIONS                             16,441            11,776            17,158
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, ASSUMING DILUTION         2,597,045         2,677,343         2,929,545


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                              AS OF FEBRUARY 28 or 29,
                                                               2000              1999
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $    128,192      $    317,155
   Accounts and notes receivable, less allowance for
     doubtful accounts of $139,912 and $259,408               2,194,325         1,874,286
   Refundable income taxes                                       76,689           383,511
   Inventories                                                3,084,392         3,276,550
   Deferred income taxes                                        188,999           433,229
   Other                                                         87,785            73,827
   Total current assets                                       5,760,382         6,358,558

PROPERTY AND EQUIPMENT, NET                                   8,976,014        10,238,671

OTHER ASSETS
   Accounts and notes receivable                                 55,343           291,648
   Goodwill, less accumulated amortization of $584,397
     and $441,246                                             1,277,603         1,420,754
   Other                                                        370,514           342,469
   Total other assets                                         1,703,460         2,054,871

   Total assets                                            $ 16,439,856      $ 18,652,100

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                    $  1,930,700      $  1,831,000
   Line of credit                                                75,000           900,000
   Accounts payable                                           1,055,910         1,066,986
   Accrued salaries and wages                                   653,209           548,745
   Other accrued expenses                                       456,300           453,407
   Total current liabilities                                  4,171,119         4,800,138

LONG-TERM DEBT, LESS CURRENT MATURITIES                       3,773,851         5,249,769

DEFERRED INCOME TAXES                                            61,797            93,007

COMMITMENTS AND CONTINGENCIES                                        --                --

STOCKHOLDERS' EQUITY
   Common stock, $.03 par value; 7,250,000 shares
     authorized; 2,386,879 and 2,599,599 shares issued
     and outstanding                                             71,606            77,988
   Additional paid-in capital                                 5,879,753         7,046,032
   Retained earnings                                          2,690,476         1,633,911
   Less notes receivable from officers and directors           (208,746)         (248,745)
   Total stockholders' equity                                 8,433,089         8,509,186

   Total liabilities and stockholders' equity              $ 16,439,856      $ 18,652,100


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                               2000            1999              1998
COMMON STOCK
   Balance at beginning of year            $    77,988      $    87,373      $    87,369
   Repurchase and retirement of common
     stock                                      (6,404)         (10,080)              --
   Issuance of common stock                          4                5                4
   Exercise of stock options                        18              690               --
   Balance at end of year                       71,606           77,988           87,373

NOTES RECEIVABLE FROM OFFICERS AND
DIRECTORS
   Balance at beginning of year               (248,745)              --               --
   Issuance of notes                                --         (248,745)              --
   Redemption of Notes                          39,999               --               --
   Balance at end of year                     (208,746)        (248,745)              --

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year              7,046,032        8,719,604        8,719,008
   Repurchase and retirement of common
     stock                                  (1,169,805)      (1,754,331)              --
   Issuance of common stock                        844              699              596
   Exercise of stock options                     2,682           80,060               --
   Balance at end of year                    5,879,753        7,046,032        8,719,604

RETAINED EARNINGS
   Balance at beginning of year              1,633,911        1,212,483          972,565
   Net income                                1,056,565          421,428          239,918
   Balance at end of year                    2,690,476        1,633,911        1,212,483

TOTAL STOCKHOLDERS' EQUITY                 $ 8,433,089      $ 8,509,186      $10,019,460

COMMON SHARES
   Balance at beginning of year              2,599,599        2,912,449        2,912,299
   Repurchase and retirement of common
     stock                                    (213,470)        (336,000)              --
   Issuance of common stock                        150              150              150
   Exercise of stock options                       600           23,000               --
   Balance at end of year                    2,386,879        2,599,599        2,912,449


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                                    2000             1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 1,056,565      $   421,428      $   239,918
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
   Loss from discontinued operations                     --               --           90,849
   Provision for estimated loss on
     disposition of business segment                     --               --          929,234
   Depreciation and amortization                  1,562,632        1,508,111        1,335,715
   Asset impairment and store closure
     losses                                              --          123,903               --
   (Gain) Loss on sale of assets                     77,148          (11,420)         (76,474)
   Changes in operating assets and
     liabilities:
   Accounts and notes receivable                     57,356          237,806         (158,353)
   Refundable income taxes                          306,822           99,937         (250,159)
   Inventories                                      192,158         (708,584)        (485,400)
   Other assets                                     (13,958)          29,368           74,872
   Accounts payable                                 (11,076)        (229,783)         497,098
   Income taxes payable                             120,463               --               --
   Deferred income taxes                            213,020         (461,318)         767,666
   Accrued liabilities                              (48,112)        (223,533)        (286,081)
   Deferred income                                       --               --          (93,000)
   Net cash provided by operating
     activities of continuing operations          3,513,018          785,915        2,585,885

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                     503,644           39,300            8,602
   Sale (purchase) of other assets                     (785)          58,054         (233,380)
   Purchase of property and equipment              (870,112)      (1,383,718)      (1,984,940)
   Net cash used in investing activities           (367,253)      (1,286,364)      (2,209,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line of credit                    (825,000)         900,000               --
   Proceeds from long-term debt                     509,081        2,022,456        1,522,043
   Payments on long-term debt                    (1,885,299)      (2,067,860)        (981,063)
   Loans to officers and directors                       --         (248,745)              --
   Collection of loan from former officer            39,999               --               --
   Proceeds from issuance of common stock                --               --              600
   Proceeds from exercise of stock options            2,700           80,750               --
   Repurchase and redemption of common
     stock                                       (1,176,209)      (1,764,410)              --
   Net cash provided by (used in) financing
     activities                                  (3,334,728)      (1,077,809)         541,580


   NET CASH PROVIDED BY DISCONTINUED
     OPERATIONS                                          --          100,032           85,028

   NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                   (188,963)      (1,478,226)       1,002,775

   CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                        317,155        1,795,381          792,606

   CASH AND CASH EQUIVALENTS AT END OF YEAR     $   128,192      $   317,155      $ 1,795,381


        The accompanying notes are an integral part of these statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States and in Guam, Canada and United Arab Emirates. The Company is also a retail operator and international franchiser. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

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

Vulnerability Due to Certain Concentrations

The Company's stores are concentrated (46%) in the factory outlet mall environment. At April 30, 2000, 25 Company-owned stores and 79 franchise stores of 226 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment and to changes in the level of construction of additional, new factory outlet mall locations.

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

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year of 2,580,604, 2,665,567 and 2,912,387 for the fiscal years ended February 28 (29), 2000, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. Incremental shares assumed issued on the exercise of common stock options during the fiscal years ended February 28 (29), 2000, 1999 and 1998 were 16,441, 11,776 and 17,158.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term investments in money market funds, other liquid assets, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

Reclassifications

Certain reclassifications have been made to prior years' financial statements in order to conform with the presentation of the February 29, 2000 financial statements.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28 or 29:

                                2000           1999
Ingredients and supplies     $1,490,813     $1,594,579
Finished candy                1,593,579      1,681,971
                             $3,084,392     $3,276,550

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

                                     2000             1999
Land                              $   513,618     $   513,618
Building                            3,681,808       3,672,870
Machinery and equipment             7,590,205       7,147,833
Furniture and fixtures              2,127,282       2,408,807
Leasehold improvements              1,611,785       1,876,223
Transportation equipment              199,639         199,639
                                   15,724,337      15,818,990

Less accumulated depreciation       6,748,323       5,580,319

Property and equipment, net       $ 8,976,014     $10,238,671

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 29, 2000 the Company had a $3,000,000 line of credit from a bank, collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventory. Interest on borrowings is at prime (8.75% at February 29, 2000). Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. The credit line is subject to renewal in July, 2000.

Long-Term Debt

Long-term debt consists of the following at February 28 or 29:

                                                              2000          1999
Chattel mortgage note payable in monthly installments
of $10,500 through March 2001 including interest at
8.25% per annum, collateralized by machinery,
equipment, furniture and fixtures                         $   98,171     $  210,731

Real estate mortgage note payable in monthly
installments of $17,490 through April, 2016 including
interest at 8.25% per annum, collateralized by land
and factory building. Interest adjusted to prime in
May, 2001 and every five years thereafter until
maturity in April 2016                                     1,875,134      1,925,405

Chattel mortgage note payable in monthly installments
of $12,359 through April, 2002 including interest at
8.25% per annum, collateralized by equipment                 293,330        412,064

Chattel mortgage note payable in monthly installments
of $24,613 through April, 2003 including interest at
8.94% per annum, collateralized by machinery,
equipment, furniture and fixtures                            834,243      1,052,241

Chattel mortgage note payable in monthly installments
of $5,472 through January, 2002 including interest at
10.36% per annum, collateralized by machinery,
equipment, furniture and fixtures                            113,707        164,686

Chattel mortgage note payable in monthly installments
of $27,632 through April, 2001 including interest at
7.9% per annum, collateralized by machinery,
equipment, furniture and fixtures                            368,398        658,322

Chattel mortgage note payable in monthly installments
of $10,177 through October, 2001 including interest at
10.35% per annum, collateralized by
machinery, equipment, furniture and fixtures                 186,204        283,500

Chattel mortgage notes payable in monthly principal
installments of $37,881 through April, 2002 plus
interest at LIBOR plus 2.85% (8.74% at February 29,
2000), collateralized by equipment, furniture and
fixtures                                                     760,803      1,215,375

Chattel mortgage note payable in monthly installments
of $7,828 through November, 2001 including interest at
7.95% per annum, collateralized by equipment,
furniture and fixtures                                       153,000        231,361

Chattel mortgage note payable in monthly installments
of $454 through October, 2003 including interest at
7.91% per annum, collateralized by equipment                  17,304         21,219

Chattel mortgage note payable in quarterly
installments of $90,000 through October, 2000,
$57,150 through January, 2002, and a final
installment of $38,100 in April, 2002, including
interest at 6.73% per annum collateralized by
equipment, furniture and fixtures                            495,176        905,865


Chattel mortgage note payable in monthly installments
of $8,002 through February, 2003 including interest
at 8.75% per annum, collateralized by computer
equipment                                                    252,573             --

Chattel mortgage note payable in monthly installments
of $5,294 through February, 2005 including interest
at 8.75% per annum, collateralized by machinery and
equipment                                                    256,508             --
                                                          $5,704,551     $7,080,769
Less current maturities                                    1,930,700      1,831,000
                                                          $3,773,851     $5,249,769

Maturities of long-term debt are as follows for the years ending February 28 or 29:

2001           $1,930,700
2002            1,348,064
2003              567,116
2004              183,364
2005              140,242
Thereafter      1,535,065
               $5,704,551

NOTE 5 - OPERATING LEASES

The Company conducts its retail operations in facilities leased under five to ten year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the year ending February 28 or 29:

2001           $  760,075
2002              485,694
2003              323,455
2004              181,284
2005              119,748
Thereafter         70,925
               $1,941,181

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

2001           $1,186,307
2002              789,389
2003              532,935
2004              343,080
2005              274,484
Thereafter        312,371
               $3,438,566

The following is a schedule of lease expense for all operating leases for the three years ended February 28 or 29:

                              2000            1999              1998
Minimum rentals           $ 2,237,464      $ 2,316,508      $ 2,454,744
Less sublease rentals      (1,336,496)      (1,239,663)      (1,294,202)
Contingent rentals             49,426           35,150          100,771
                          $   950,394      $ 1,111,995      $ 1,261,313

NOTE 6 - INCOME TAXES

Income tax expense (benefit) relating to continuing operations is comprised of the following for the years ending February 28 or 29:

                      2000          1999           1998
Current
  Federal          $ 374,704     $ 240,834      $  18,520
  State               79,306        25,183          2,454
Total Current        454,010       266,017         20,974

Deferred
  Federal            175,810          (264)       677,849
  State               37,210           (28)        89,817
Total Deferred       213,020          (292)       767,666
Total              $ 667,030     $ 265,725      $ 788,640

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 29 or 28:

                                               2000      1999      1998
Statutory rate                                 34.0%     34.0%     34.0%
Goodwill amortization                            .5%      1.2%       .4%
State income taxes, net of federal benefit
                                                3.0%      2.4%      3.1%
Other                                           1.2%      1.1%      1.0%
Effective Rate                                 38.7%     38.7%     38.5%

The components of deferred income taxes at February 29 or 28 are as follows:

Deferred Tax Assets                            2000              1999
  Allowance for doubtful accounts         $    54,146      $   100,313
  Inventories                                   4,010           28,742
  Accrued compensation                         73,201           67,279
  Contribution carryover                           --           37,249
  Loss provisions                             583,729          597,422
  Tax credit carryforward                       7,433          150,402
  Deferred lease rentals                       13,786           18,333
  Other                                        29,471            7,781
                                              765,776        1,007,521
Deferred Tax Liability - Depreciation        (638,574)        (667,299)
Net deferred tax asset                    $   127,202      $   340,222

NOTE 7 - STOCK REPURCHASE

Between December 22, 1999 and February 7, 2000, the Company repurchased 213,470 Company shares on the open market at an average price of $5.48 per share.

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

On March 21, 2000, the Company commenced a tender offer to acquire shares of its common stock. Pursuant to the tender offer, which was completed on May 1, 2000, the Company acquired 447,595 shares of its issued and outstanding common stock at $6.25 per share.

NOTE 8 - STOCK OPTION PLANS

Under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan"), options to purchase 215,000 shares of the Company's common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Options representing the right to purchase 54,000 shares of the Company's common stock remained outstanding under the 1985 Plan at February 29, 2000.

Under the 1995 Stock Option Plan (the "1995 Plan"), the Nonqualified Stock Option Plan for Nonemployee Directors (the "Director's Plan")and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the "2000 Director's Plan"), options to purchase up to 250,000, 90,000 and 60,000 shares, respectively, of the Company's common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan and the Director's Plan. Options granted may not have a term exceeding five years under the 2000 Director's Plan. Options representing the right to purchase 172,000, 30,000 and 40,000 shares of the Company's common stock were outstanding under the 1995 Plan, the Director's Plan, and the 2000 Director's Plan, respectively, at February 29, 2000.

Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised, in May 2000 through December 2009.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
123). In accordance with those provisions, the Company applies APB opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted income per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28 or 29(in 000's except per share amounts):

                                           2000          1999          1998
Net Income - as reported                 $   1,057     $     421     $     240
Net Income - pro forma                         862           362           177
Basic Income per Share-as reported             .41           .16           .08
Diluted Income per Share-as reported           .41           .16           .08
Basic Income per Share-pro forma               .33           .14           .06
Diluted Income per Share-pro forma             .33           .14           .06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

                                            2000    1999    1998
Expected dividend yield                       0%      0%      0%
Expected stock price volatility              65%     65%     65%
Risk-free interest rate                     6.5%    6.0%    6.0%
Expected life of options                  5 years 7 years 7 years

Additional information with respect to options outstanding under the Plans at February 29, 2000, and changes for the three years then ended was as follows:

                                                 2000
                                                      Weighted Average
                                         Shares        Exercise Price
Outstanding at beginning of year         241,000          $   7.91
Granted                                  115,000              5.12
Exercised                                   (600)             4.50
Forfeited                                (59,400)             8.66

Outstanding at end of year               296,000          $   6.68

Options exercisable at February 29,
2000                                     174,200          $   7.62

                                                 1999
                                                       Weighted Average
                                         Shares         Exercise Price
Outstanding at beginning of year         290,000          $   7.81
Exercised                                (23,000)             3.51
Forfeited                                (26,000)            10.63

Outstanding at end of year               241,000          $   7.91

Options exercisable at February 28,
1999                                     141,800          $   9.18

                                                 1998
                                                       Weighted Average
                                         Shares         Exercise Price
Outstanding at beginning of year         272,000          $   9.01
Granted                                   55,000              4.55
Forfeited                                (37,000)            11.80

Outstanding at end of year               290,000          $   7.81

Options exercisable at February 28,
1998                                     151,000          $   9.22

Weighted average fair value per share
of options granted during 2000 and
1998 were $2.89 and $3.44,
respectively. There were no options
granted during 1999

Information about stock options outstanding at February 29, 2000 is summarized as follows:

                                                         Options Outstanding
                                               Weighted average
                                  Number           remaining       Weighted average
Range of exercise prices        outstanding    contractual life     exercise price
$3.125 to 4.50                    75,000           5.37 years          $   4.15
$5.12 to 5.875                   140,000           7.51 years              5.27
$7.50 to 18.00                    81,000           5.14 years             11.47

                                 296,000

                                       Options Exercisable
                                    Number        Weighted average
Range of exercise prices          Exercisable      exercise price
$3.125 to 4.50                      46,000          $    3.98
$5.12 to 5.875                      62,000               5.35
$7.50 to 18.00                      66,200              12.28

                                    174,200

NOTE 9 - LOSS PROVISIONS

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

Inventory Obsolescence

In February 1999, a loss provision was made in the amount of $398,000 to reduce certain inventories to the lower of cost or market. This charge is included in cost of sales in the accompanying statement of income.

NOTE 10 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments:
Franchising, Retail stores and Manufacturing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

                           Franchising   Manufacturing        Retail           Other            Total
FY 2000
Total revenues              3,294,403      13,716,134       10,315,509              --       27,326,046
Intersegment revenues              --      (2,679,232)              --              --       (2,679,232)
Revenue from external
    customers               3,294,403      11,036,902       10,315,509              --       24,646,814
Segment profit (loss)       1,319,459       3,221,857           69,733      (2,887,454)       1,723,595
Total assets                  773,664       8,850,408        5,004,654       1,811,130       16,439,856
Capital expenditures           51,173         416,398           93,515         309,026          870,112
Total depreciation &
    amortization              172,969         519,938          682,929         186,796        1,562,632

FY 1999
Total revenues              3,039,517      14,737,115       11,759,655              --       29,536,287
Intersegment revenues              --      (3,303,759)              --              --       (3,303,759)
Revenue from external
    customers               3,039,517      11,433,356       11,759,655              --       26,232,528
Segment profit (loss)         806,106       2,990,147           48,936      (3,158,036)         687,153
Total assets                  889,713       8,947,006        6,507,865       2,307,516       18,652,100
Capital expenditures           38,666         720,670          529,172          95,210        1,383,718
Total depreciation &
    amortization              178,575         447,140          666,056         216,340        1,508,111

FY 1998
Total revenues              3,104,906      13,276,949       10,460,518              --       26,842,373
Intersegment revenues              --      (3,078,391)              --              --       (3,078,391)
Revenue from external
    customers               3,104,906      10,198,558       10,460,518              --       23,763,982
Segment profit (loss)       1,148,989       3,074,658          252,642      (2,427,648)       2,048,641
Total assets                1,217,689       8,388,569        4,864,567       5,397,067       19,867,892
Capital expenditures           38,749         565,711          857,974         522,506        1,984,940
Total depreciation &
    amortization               83,100         426,770          631,121         194,724        1,335,715

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

The estimated loss on disposition of Fuzziwig's of approximately $929,000 (inclusive of estimated losses during the phase out period of $250,000), net of applicable income tax benefit of $587,000, has been recorded in the accompanying statement of income for the year ending February 28, 1998.

Operating results of the discontinued operation have been reclassified from amounts previously reported and have been reported separately in the statements of income.

Summarized financial information for the discontinued operation for the years ended February 28 or 29 follow:

                                                 2000             1999           1998
Revenues                                      $        --     $ 1,095,431     $ 2,928,403

Loss from the discontinued operation, net
of income tax benefit of $57,235                       --              --         (90,849)

Provision for loss on disposal, net of
income tax benefit of $586,766                         --              --        (929,234)

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

                                              2000          1999          1998
Interest paid                              $ 572,636     $ 703,953     $ 658,700
Income taxes paid (received)                  26,725       165,788       (30,619)

Non-Cash Financing Activities:

Company financed sales of retail store
     assets                                $      --     $      --     $ 715,931

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to 15% of compensation. The Company makes a matching contribution, which vests ratably over a 5 year period, and is 50% of the employee's contribution up to a maximum of 1.5% of the employee's compensation. During the years ended February 28 or 29, 2000, 1999, and 1998, the Company contribution was approximately $0, $36,000 and $33,000, respectively, to the plan.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to the executive officers of the Company is set forth in the section entitled "Executive Officers" in Part I of this report.

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on July 14, 2000 (the "Proxy Statement").

                         ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV.

                    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements
                                                                    Page
Report of Independent Certified Public Accountants                   28

Statements of Income                                                 29

Balance Sheets                                                       31

Statements of Changes in Stockholders' Equity                        32

Statements of Cash Flows                                             33

Notes to Financial Statements                                        34

     2.   Financial Statement Schedules

                                                                    Page

Report of Independent Certified Public Accountants on Schedules      46

SCHEDULE II - Valuation and Qualifying Accounts                      46


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
    Rocky Mountain Chocolate Factory, Inc.

In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated May 5, 2000, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended February 29, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
May 5, 2000

SCHEDULE II - Valuation and Qualifying Accounts

                                     Balance at        Additions
                                    Beginning of       Charged to                      Balance at End
                                       Period         Costs & Exp.     Deductions        of Period
Year Ended February 29, 2000
Accounts Receivable Allowance          259,408           11,589          131,085          139,912

Year Ended February 28, 1999
Accounts Receivable Allowance          214,152          120,000           74,744          259,408

Year Ended February 28, 1998
Accounts Receivable Allowance          202,029           49,525           37,402          214,152

3.   Exhibits

Exhibit                                                                             Incorporated by
Number                     Description                                               Reference to

3.1       Articles of Incorporation of the Registrant, as           Exhibit 3.1 to Current Report on Form 8-K of the
          amended                                                   Registrant filed on August 1, 1988.

3.2       By-laws of the Registrant, as amended on November         Exhibit 3.2 to the Annual Report on Form 10-K of the
          25, 1997                                                  Registrant for the fiscal year ended February 28, 1998.

4.1       Specimen Common Stock Certificate                         Exhibit 4.1 to Current Report on Form 8-K of the
                                                                    Registrant filed on August 1, 1988.

4.2       Term Loan and Credit Agreement dated April 5, 1996        Exhibit 4.18 to the Annual Report on Form 10-K of the
          in the amount of $2,000,000 between Norwest Banks         Registrant for the fiscal year ended February 29, 1996.
          and the Registrant

4.3       Amendments dated February 5, 1997, May 2, 1997,           Exhibit 4.12 to the Annual Report on Form 10-K of the
          and May 22, 1997 to Term Loan and Credit Agreement        Registrant for the fiscal year ended February 28, 1997.
          dated April 5, 1996 in the amount of $2,000,000
          between Norwest Banks and the Registrant

4.4       Amendments dated December 23, 1997, March 9, 1998         Exhibit 4.4 to the Annual Report on Form 10-K of the
          & May 6, 1998 to Term Loan and Credit Agreement           Registrant for the fiscal year ended February 28, 1998.
          dated April 5, 1996 in the amount of $2,000,000
          between Norwest Banks and the Registrant

4.5 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1      Form of Stock Option Agreement for Incentive Stock        Exhibit 10.3 to the Annual Report on Form 10-K of the
          Option Plan of the Registrant*                            Registrant for the fiscal year ended February 28, 1986.

10.2      Incentive Stock Option Plan of the Registrant as          Exhibit 10.2 to the Annual Report on Form 10-K of the
          amended July 27, 1990*                                    Registrant for the fiscal year ended February 28, 1991.

Exhibit                                                                             Incorporated by
Number                     Description                                               Reference to

10.3      Form of Employment Agreement between the                  Exhibit 99.2 to Schedule on Form 14D9 of the
          Registrant and its officers*                              Registrant filed on May 21, 1999.

10.4      Current form of franchise agreement used by the           Exhibit 10.4 to the Annual Report on Form 10-K of the
          Registrant                                                Registrant for the fiscal year ended February 28, 1999.

10.5      Form of Real Estate Lease between the Registrant          Exhibit 10.7 to Registration Statement on Form S-18
          as Lessee and franchisee as Sublessee                     (Registration No. 33-2016-D).

10.6      Form of Nonqualified Stock Option Agreement for           Exhibit 10.8 to the Annual Report on Form 10-K of the
          Nonemployee Directors of the Registrant*                  Registrant for the fiscal year ended February 28, 1991.

10.7      Nonqualified Stock Option Plan for Nonemployee            Exhibit 10.9 to the Annual Report on Form 10-K of the
          Directors dated March 20, 1990*                           Registrant for the fiscal year ended February 28, 1991.

10.8      1995 Stock Option Plan of the Registrant*                 Exhibit 10.9 to Registration Statement on Form S-1
                                                                    (Registration No. 33-62149) filed August 25, 1995.

10.9      Forms of Incentive Stock Option Agreement for 1995        Exhibit 10.10 to Registration Statement on Form S-1
          Stock Option Plan*                                        (Registration No. 33-62149) filed on August 25, 1995.

10.10     Forms of Nonqualified Stock Option Agreement for          Exhibit 10.11 to Registration Statement on Form S-1
          1995 Stock Option Plan*                                   (Registration No. 33-62149) filed on August 25, 1995.

10.11     Form of Indemnification Agreement Registrant and          Exhibit 10.12 to the Annual Report on  between the
          its directors                                             Form 10-K of the Registrant for the fiscal year ended
                                                                    February 28, 1998.

10.12     Form of Indemnification Agreement between the             Exhibit 10.13 to the Annual Report on Form 10-K of the
          Registrant and its officers                               Registrant for the fiscal year ended February 28, 1998.

10.13     Form of Promissory Note and Stock Pledge Agreement        Exhibit 10.14 to the Annual Report on Form 10-K of the
          between the Registrant and certain of its officers        Registrant for the fiscal year ended February 28, 1998.
          and directors

Exhibit                                                                             Incorporated by
Number                     Description                                               Reference to

10.14     Asset Purchase Agreement dated June 5, 1998               Exhibit 10.15 to the Annual Report on Form 10-K of the
          between the Registrant as seller and Resort               Registrant for the fiscal year ended February 28, 1998.
          Confections, Inc. et al., as purchasers

11.1      Statement re: computation of per share earnings           Filed herewith.

23.1      Consent of Independent Public Accountants                 Filed herewith.

27.1      Fiscal 2000 Financial Data Schedule                       Filed herewith.

* Management contract or compensatory plan

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKY MOUNTAIN CHOCOLATE
                                         FACTORY, INC.

                                             /s/ Bryan J. Merryman
                                             ----------------------------------
                                             BRYAN J. MERRYMAN
                                             Chief Operating Officer, Chief
                                             Financial Officer, Treasurer and
                                             Director

Date: May 26, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 26, 2000                       /s/ Franklin E. Crail
                                         ---------------------------------------
                                         FRANKLIN E. CRAIL
                                         Chairman of the Board of
                                         Directors, President, and
                                         Director
                                         (principal executive officer)

Date: May 26, 2000                       /s/ Bryan J. Merryman
                                         ---------------------------------------
                                         BRYAN J. MERRYMAN
                                         Chief Operating Officer, Chief
                                         Financial Officer, Treasurer and
                                         Director
                                         (principal financial and
                                         accounting officer)

Date: May 26, 2000                       /s/ Gerald A. Kien
                                         ---------------------------------------
                                         GERALD A. KIEN, Director

Date: May 26, 2000                       /s/ Lee N. Mortenson
                                         ---------------------------------------
                                         LEE N. MORTENSON, Director

Date: May 26, 2000                       /s/ Fred M. Trainor
                                         ---------------------------------------
                                         FRED M. TRAINOR, Director

Date: May 26, 2000                       /s/ Clyde Wm. Engle
                                         ---------------------------------------
                                         CLYDE Wm. ENGLE, DIRECTOR

                                  EXHIBIT INDEX


Exhibit                                                                             Incorporated by
Number                     Description                                               Reference to

3.1       Articles of Incorporation of the Registrant, as           Exhibit 3.1 to Current Report on Form 8-K of the
          amended                                                   Registrant filed on August 1, 1988.

3.2       By-laws of the Registrant, as amended on November         Exhibit 3.2 to the Annual Report on Form 10-K of the
          25, 1997                                                  Registrant for the fiscal year ended February 28, 1998.

4.1       Specimen Common Stock Certificate                         Exhibit 4.1 to Current Report on Form 8-K of the
                                                                    Registrant filed on August 1, 1988.

4.2       Term Loan and Credit Agreement dated April 5, 1996        Exhibit 4.18 to the Annual Report on Form 10-K of the
          in the amount of $2,000,000 between Norwest Banks         Registrant for the fiscal year ended February 29, 1996.
          and the Registrant

4.3       Amendments dated February 5, 1997, May 2, 1997,           Exhibit 4.12 to the Annual Report on Form 10-K of the
          and May 22, 1997 to Term Loan and Credit Agreement        Registrant for the fiscal year ended February 28, 1997.
          dated April 5, 1996 in the amount of $2,000,000
          between Norwest Banks and the Registrant

4.4       Amendments dated December 23, 1997, March 9, 1998         Exhibit 4.4 to the Annual Report on Form 10-K of the
          & May 6, 1998 to Term Loan and Credit Agreement           Registrant for the fiscal year ended February 28, 1998.
          dated April 5, 1996 in the amount of $2,000,000
          between Norwest Banks and the Registrant

4.5 Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company have not been filed. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1      Form of Stock Option Agreement for Incentive Stock        Exhibit 10.3 to the Annual Report on Form 10-K of the
          Option Plan of the Registrant*                            Registrant for the fiscal year ended February 28, 1986.

10.2      Incentive Stock Option Plan of the Registrant as          Exhibit 10.2 to the Annual Report on Form 10-K of the
          amended July 27, 1990*                                    Registrant for the fiscal year ended February 28, 1991.

Exhibit                                                                             Incorporated by
Number                     Description                                               Reference to

10.3      Form of Employment Agreement between the                  Exhibit 99.2 to Schedule on Form 14D9 of the
          Registrant and its officers*                              Registrant filed on May 21, 1999.

10.4      Current form of franchise agreement used by the           Exhibit 10.4 to the Annual Report on Form 10-K of the
          Registrant                                                Registrant for the fiscal year ended February 28, 1999.

10.5      Form of Real Estate Lease between the Registrant          Exhibit 10.7 to Registration Statement on Form S-18
          as Lessee and franchisee as Sublessee                     (Registration No. 33-2016-D).

10.6      Form of Nonqualified Stock Option Agreement for           Exhibit 10.8 to the Annual Report on Form 10-K of the
          Nonemployee Directors of the Registrant*                  Registrant for the fiscal year ended February 28, 1991.

10.7      Nonqualified Stock Option Plan for Nonemployee            Exhibit 10.9 to the Annual Report on Form 10-K of the
          Directors dated March 20, 1990*                           Registrant for the fiscal year ended February 28, 1991.

10.8      1995 Stock Option Plan of the Registrant*                 Exhibit 10.9 to Registration Statement on Form S-1
                                                                    (Registration No. 33-62149) filed August 25, 1995.

10.9      Forms of Incentive Stock Option Agreement for 1995        Exhibit 10.10 to Registration Statement on Form S-1
          Stock Option Plan*                                        (Registration No. 33-62149) filed on August 25, 1995.

10.10     Forms of Nonqualified Stock Option Agreement for          Exhibit 10.11 to Registration Statement on Form S-1
          1995 Stock Option Plan*                                   (Registration No. 33-62149) filed on August 25, 1995.

10.11     Form of Indemnification Agreement Registrant and          Exhibit 10.12 to the Annual Report on  between the
          its directors                                             Form 10-K of the Registrant for the fiscal year ended
                                                                    February 28, 1998.

10.12     Form of Indemnification Agreement between the             Exhibit 10.13 to the Annual Report on Form 10-K of the
          Registrant and its officers                               Registrant for the fiscal year ended February 28, 1998.

10.13     Form of Promissory Note and Stock Pledge Agreement        Exhibit 10.14 to the Annual Report on Form 10-K of the
          between the Registrant and certain of its officers        Registrant for the fiscal year ended February 28, 1998.
          and directors

Exhibit                                                                             Incorporated by
Number                     Description                                               Reference to

10.14     Asset Purchase Agreement dated June 5, 1998               Exhibit 10.15 to the Annual Report on Form 10-K of the
          between the Registrant as seller and Resort               Registrant for the fiscal year ended February 28, 1998.
          Confections, Inc. et al., as purchasers

11.1      Statement re: computation of per share earnings           Filed herewith.

23.1      Consent of Independent Public Accountants                 Filed herewith.

27.1      Fiscal 2000 Financial Data Schedule                       Filed herewith.