Form 10-Q
period 2000-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2000-07-12
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the transition period from ________to________

                         Commission file number 0-14749


                     Rocky Mountain Chocolate Factory, Inc.
             (Exact name of registrant as specified in its charter)

                                    Colorado
                            (State of incorporation)

                                   84-0910696
                      (I.R.S. Employer Identification No.)

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

On July 6, 2000 the registrant had outstanding 1,956,784 shares of its common stock, $.03 par value.

                    The exhibit index is located on page 14.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                          Page No.
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements                                                                                   3-5

                         Statements of Income                                                                                3

                         Balance Sheets                                                                                      4

                         Statements of Cash Flows                                                                            5

                         Notes to Interim Financial Statements                                                              6-8

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations                  9-12

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                              12

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                       13

Item 2.              Changes in Securities and Use of Proceeds                                                               13

Item 3.              Defaults Upon Senior Securities                                                                         13

Item 4.              Submission of Matters to a Vote of Security Holders                                                     13

Item 5.              Other Information                                                                                       13

Item 6.              Exhibits and Reports on Form 8-K                                                                        13

SIGNATURES                                                                                                                   13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                                                 Three Months Ended May 31,
                                                                                2000                    1999
REVENUES
    Sales                                                                   $ 4,429,953             $ 4,793,676
    Franchise and royalty fees                                                  807,720                 795,854
    Total revenues                                                            5,237,673               5,589,530

COSTS AND EXPENSES
    Cost of sales                                                             2,260,787               2,536,494
    Franchise costs                                                             259,789                 225,696
    Sales and marketing                                                         287,740                 337,786
    General and administrative                                                  452,767                 416,798
    Retail operating                                                          1,153,265               1,359,670
    Depreciation and amortization                                               327,266                 403,205
    Total costs and expenses                                                  4,741,614               5,279,649

INCOME FROM OPERATIONS                                                          496,059                 309,881

OTHER INCOME (EXPENSE)
    Cost of unsolicited tender offer                                                  -                  (6,856)
    Interest expense                                                           (148,859)               (154,690)
    Interest income                                                               9,969                  12,248
    Other, net                                                                 (138,890)               (149,298)

INCOME BEFORE INCOME TAXES                                                      357,169                 160,583

PROVISION FOR INCOME TAXES                                                      138,225                  62,150

NET INCOME                                                                  $   218,944             $    98,433

BASIC AND DILUTED EARNINGS PER COMMON SHARE                                      $ .10                   $ .04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,243,913               2,599,599
DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                                        13,837                   3,590
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION                 2,257,750               2,603,189

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS


                                                                                 May 31,              February 29,
ASSETS                                                                            2000                   2000
CURRENT ASSETS
    Cash and cash equivalents                                                  $   215,825            $   128,192
    Accounts and notes receivable, less allowance for
      doubtful accounts of $139,912                                              2,217,454              2,194,325
    Refundable income taxes                                                         63,041                 76,689
    Inventories                                                                  3,219,385              3,084,392
    Deferred income taxes                                                          188,999                188,999
    Other                                                                          206,865                 87,785
    Total current assets                                                         6,111,569              5,760,382

PROPERTY AND EQUIPMENT, NET                                                      8,251,209              8,976,014

OTHER ASSETS
    Accounts and notes receivable                                                   97,485                 55,343
    Goodwill, less accumulated amortization of $623,073 and
      $584,397                                                                   1,238,927              1,277,603
    Other                                                                          498,274                370,514
    Total other assets                                                           1,834,686              1,703,460

Total assets                                                                   $16,197,464            $16,439,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                       $ 1,905,655            $ 1,930,700
    Line of credit                                                               1,875,000                 75,000
    Accounts payable                                                             1,040,969              1,055,910
    Accrued salaries and wages                                                     582,271                653,209
    Other accrued expenses                                                         544,458                456,300
    Total current liabilities                                                    5,948,353              4,171,119

LONG-TERM DEBT, LESS CURRENT MATURITIES                                          4,313,399              3,773,851

DEFERRED INCOME TAXES                                                               61,797                 61,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000 shares
      authorized, 1,956,784 and 2,599,599 issued and
      outstanding                                                                   58,704                 71,606
    Additional paid-in capital                                                   3,114,537              5,879,753
    Retained earnings                                                            2,909,420              2,690,476
    Less notes receivable from employees and directors                            (208,746)              (208,746)
    Total stockholders' equity                                                   5,873,915              8,433,089

Total liabilities and stockholders' equity                                     $16,197,464            $16,439,856

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                         May 31,
                                                                                 2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $   218,944            $    98,433
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                              327,266                403,205
       (Gain) loss on sale of property and equipment                                   90                 (8,367)
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                              (65,271)               298,619
       Refundable income taxes                                                     13,648                 60,397
       Inventories                                                               (134,993)               447,176
       Other assets                                                              (119,080)               (94,459)
       Accounts payable                                                           (14,941)              (133,119)
       Accrued liabilities                                                        (38,780)               (81,039)
    Net cash provided by operating activities                                     186,883                990,846

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                  676,850                231,500
    Purchases of property and equipment                                          (223,835)              (140,362)
    (Increase) decrease in other assets                                           (57,400)                 3,631
    Net cash provided by investing activities                                     395,615                 94,769

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                1,093,240                      -
    Payments on long-term debt                                                   (578,737)              (530,916)
    Proceeds from line of credit                                                3,670,000              1,225,000
    Payments on line of credit                                                 (1,870,000)            (2,025,000)
    Repurchase of stock                                                        (2,840,618)                (8,644)
    Proceeds from exercise of stock options                                        31,250                      -
    Net cash used in financing activities                                        (494,865)            (1,339,560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               87,633               (253,945)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    128,192                317,155

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   215,825            $    63,210

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The Company is a retail operator and international franchiser. The Company is also a manufacturer of an extensive line of premium chocolate candy for sale to its franchised and Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States and in Guam, Canada and the United Arab Emirates. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                May 31, 2000                  February 29, 2000
  Ingredients and supplies                      $  1,351,943                    $  1,490,813
  Finished candy                                   1,867,442                       1,593,579
                                                $  3,219,385                    $  3,084,392

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                                                     May 31, 2000                  February 29, 2000
Land                                                                                  $   513,618                      $   513,618
Building                                                                                3,695,271                        3,681,808
Machinery and equipment                                                                 7,269,496                        7,590,205
Furniture and fixtures                                                                  1,902,580                        2,127,282
Leasehold improvements                                                                  1,463,105                        1,611,785
Transportation equipment                                                                  205,539                          199,639
                                                                                       15,049,609                       15,724,337

Less accumulated depreciation                                                           6,798,400                        6,748,323

Property and equipment, net                                                           $ 8,251,209                      $ 8,976,014

NOTE 5 - STOCKHOLDERS' EQUITY

On March 21, 2000, the Company commenced a tender offer to acquire shares of its common stock. Pursuant to the tender offer, which was completed on May 1, 2000, the Company acquired 447,595 shares of its issued and outstanding common stock at a purchase price of $6.25 per share.

Between December 22, 1999 and February 7, 2000, the Company repurchased 213,470 shares of its issued and outstanding common stock on the open market at an average price of $5.48 per share.

On May 15, 1998, certain of the Company's directors and executive officers purchased 104,000 shares of the Company's issued and outstanding common stock at $5.15 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 40,000 of the 104,000 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and are due May 15, 2003.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Three Months Ended
                                                                                          May 31,
                                                                               2000                    1999
  Interest paid                                                             $   136,436            $   159,501
  Income taxes paid                                                              88,141                  1,753

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments:
Franchising, Retail stores and Manufacturing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 29, 2000. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended                      Franchising        Manufacturing          Retail              Other              Total
May 31, 2000
Total revenues                            807,720           2,947,759            1,999,027                  -          5,754,506
Intersegment revenues                           -            (516,833)                   -                  -           (516,833)
Revenue from external
 customers                                807,720           2,430,926            1,999,027                  -          5,237,673
Segment profit (loss)                     341,616             826,061             (169,349)          (641,159)           357,169
Total assets                              834,235           9,161,686            4,083,310          2,118,233         16,197,464
Capital expenditures                        5,373              82,014              114,622             21,826            223,835
Total depreciation &
 amortization                              24,214             118,110              135,441             49,501            327,266

Three Months Ended
May 31, 1999

Total revenues                            795,854           2,814,849            2,500,173                  -          6,110,876
Intersegment revenues                           -            (521,346)                   -                  -           (521,346)
Revenue from external
 customers                                795,854           2,293,503            2,500,173                  -          5,589,530
Segment profit (loss)                     316,628             593,275             (138,323)          (610,997)           160,583
Total assets                              871,502           8,310,487            5,696,892          2,317,934         17,196,815
Capital expenditures                       25,508              47,266                4,116             63,472            140,362
Total depreciation &
 amortization                              46,732             131,084              177,486             47,903            403,205

NOTE 8 - STORE SALES

In connection with the Company's plans to begin phasing out its Company-owned stores, the Company completed the sale of three Company-owned stores for sales proceeds of approximately $675,000 and gain of approximately $437,000. Additionally, the Company recorded a write-down of the carrying value of certain long-lived assets at Company-owned stores of approximately $441,000.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors not within the Company's control including the receptivity of its franchise system and of customers in potential new distribution channels to its product introductions and promotional programs.

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

Results of Operations

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THE THREE MONTHS ENDED
MAY 31, 1999

Net income was $218,900 for the three months ended May 31, 2000, or $.10 per share, versus $98,400, or $.04 per share, for the three months ended May 31, 1999.

Revenues

                                                            Three Months Ended
                                                                  May 31,                                                  %
  ($'s in thousands)                                      2000                1999                 Change                Change
  Factory sales                                         $ 2,431.0            $ 2,293.5               137.5                 6.0%
  Retail sales                                            1,999.0              2,500.2              (501.2)              (20.0%)
  Franchise fees                                             90.4                 69.0                21.4                31.0%
  Royalty and Marketing fees                                717.3                726.8                (9.5)               (1.3%)
    Total                                                 5,237.7            $ 5,589.5              (351.8)               (6.3%)

Factory Sales

Factory sales increased $137,500, or 6.0%, to $2.4 million in the first quarter of fiscal 2001, compared to $2.3 million in the first quarter of fiscal 2000. This was due primarily to increased sales to franchisees. Sales to franchisees grew due to an increase in the number of franchisees in the first quarter of fiscal 2001 relative to the first quarter of fiscal 2000. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 1.2% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

Retail Sales

Retail sales decreased $501,000, or 20%, to $2.0 million in the first quarter of fiscal 2001, compared to $2.5 million in the first quarter of fiscal 2000. This decrease resulted from a decrease in the average number of stores in operation in the first quarter of fiscal 2001 (32) versus the same period last year (40) and a decrease in comparable store sales of 8.1%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $10,000, or 1.3%, to $717,000 in the first quarter of fiscal 2001, compared to $727,000 in the first quarter of fiscal 2000. This decrease resulted from a decrease in same store sales at franchised stores of approximately 6.5%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales. Franchise fee revenues increased in the first quarter of fiscal 2001 due to an increase in the number of franchises sold versus the first quarter of fiscal 2000.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 51.0% in the first quarter of fiscal 2001 from 52.9% in the first quarter of fiscal 2000. This improvement resulted from increased factory margins. Factory margins increased to 41.7% in the first quarter of fiscal 2001 from 35.3% in the first quarter of fiscal 2000. This improvement was due to certain changes to the Company's manufacturing processes and cost structure. Company-owned store margins for the first quarter of 2001 were consistent with the first quarter of fiscal 2000.

Franchise Costs

Franchise costs increased 15.1% from $226,000 in the first quarter of fiscal 2000 to $260,000 in the first quarter of fiscal 2001. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.1% in the first quarter of fiscal 2001 from 28.4% in the first quarter of fiscal 2000. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise support costs and, to a lesser extent, a 1.3% decrease in income from franchise fees and royalty and marketing fees.

Sales and Marketing

Sales and Marketing decreased 14.8% to $288,000 in the first quarter of fiscal 2001 from $338,000 in the first quarter of fiscal 2000. This decrease is due to more focused new channel sales efforts and an overall planned decrease in sales and marketing costs.

General and Administrative

General and administrative expenses increased 8.6% to $453,000 in the first quarter of fiscal 2001 from $417,000 in the first quarter of fiscal 2000. As a percentage of total revenues, general and administrative expenses increased to 8.6% in fiscal 2001 compared to 7.5% in fiscal 2000. This increase, as a percentage of total revenues, resulted from increased general and administrative costs and a 6.3% decrease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased from $1.36 million in the first quarter of fiscal 2000 to $1.15 million in the first quarter of fiscal 2001, representing a decrease of 15.2%. This decrease was due primarily to a decrease in the average number of stores open during the first quarter of fiscal 2001 (32) versus the first quarter of fiscal 2000 (40). Retail operating expenses, as a percentage of retail sales, increased from 54.4% in the first quarter of fiscal 2000 to 57.7% in the first quarter of fiscal 2001 due to the decrease in same store sales of 8.1%.

Depreciation and Amortization

Depreciation and amortization decreased 18.8% to $327,000 in the first quarter of fiscal 2001 from $403,000 in the first quarter of fiscal 2000. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores and fewer fixtures used in outside channels.

Other Expense

Other expense of $139,000 incurred in the first quarter of fiscal 2001 represents 7.0% decline from the $149,000 incurred in the first quarter of fiscal 2000 due primarily to non-recurring costs of approximately $7,000 in fiscal 2000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999 and lower interest expense on lower average outstanding amounts of long-term debt.

Income Tax Expense

The Company's effective income tax rate in the first quarter of fiscal 2001 was 38.7%, which is approximately the same rate as the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2000 working capital was $163,000, compared with $1.59 million as of February 29, 2000, a decrease of $1.43 million. The decrease in working capital was due to increased short-term borrowings, the proceeds of which were used to purchase shares of the Company's common stock.

Cash and cash equivalent balances increased from $128,000 as of February 29, 2000 to $216,000 as of May 31, 2000 as a result of cash flows generated by investing and operating activities in excess of cash flows used by financing activities. The Company's current ratio was 1.03 to 1 at May 31, 2000 in comparison with 1.38 to 1 at February 29, 2000.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of May 31, 2000 of $1.9 million), and chattel mortgage notes (unpaid balance as of May 31, 2000 of $4.3 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $3.0 million ($1.1 million available as of May 31, 2000) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2001.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 2001.

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

IMPACT OF INFLATION

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require the Company to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company's future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

As of May 31, 2000, approximately $562,000 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2000, $1.9 million was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  A. Exhibits

                  27.1 Financial Data Schedule for the three months ended
                       May 31, 2000.

                  B. Reports on Form 8-K
                     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                            (Registrant)

Date: July 12, 2000             /s/       Bryan J. Merryman
                                ------------------------------------------------
                                Bryan J. Merryman, Chief Operating Officer,
                                Chief Financial Officer, Treasurer and Director

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27.1      Financial Data Schedule for the three months ended May 31, 2000.