Form 10-Q
period 2000-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2000-10-13
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

On October 6, 2000 the registrant had outstanding 1,956,784 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 16.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                                                              3

               Statements of Income                                                                            3

               Balance Sheets                                                                                  4

               Statements of Cash Flows                                                                        5

               Notes to Interim Financial Statements                                                           6

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                          10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                       15

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                16

Item 2.      Changes in Securities and Use of Proceeds                                                        16

Item 3.      Defaults Upon Senior Securities                                                                  16

Item 4.      Submission of Matters to a Vote of Security Holders                                              16

Item 5.      Other Information                                                                                16

Item 6.      Exhibits and Reports on Form 8-K                                                                 16

SIGNATURE                                                                                                     16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                 Three Months Ended August 31,        Six Months Ended August 31,
                                                    2000              1999              2000              1999
REVENUES
    Sales                                       $  4,656,501      $  5,227,319      $  9,086,454      $ 10,020,995
    Franchise and royalty fees                       928,585           845,718         1,736,305         1,641,572
    Total revenues                                 5,585,086         6,073,037        10,822,759        11,662,567

COSTS AND EXPENSES
    Cost of sales                                  2,261,957         2,535,914         4,522,744         5,072,408
    Franchise costs                                  268,476           235,106           527,975           460,802
    Sales and marketing                              281,472           355,400           569,212           693,186
    General and administrative                       404,785           431,544           857,752           848,342
    Retail operating                               1,048,434         1,245,642         2,201,699         2,608,460
    Depreciation and amortization                    312,293           385,159           639,559           788,364
    Loss on sale of assets                             2,971            48,841             3,061            45,693
    Total costs and expenses                       4,580,388         5,237,606         9,322,002        10,517,255

INCOME FROM OPERATIONS                             1,004,698           835,431         1,500,757         1,145,312

OTHER INCOME (EXPENSE)
    Cost of unsolicited tender offer                      --          (166,507)               --          (173,363)
    Interest expense                                (195,359)         (139,025)         (344,218)         (293,715)
    Interest income                                   14,377            19,447            24,346            31,695
    Other, net                                      (180,982)         (286,085)         (319,872)         (435,383)

INCOME BEFORE INCOME TAXES                           823,716           549,346         1,180,885           709,929

PROVISION FOR INCOME TAXES                           318,780           212,595           457,005           274,745

NET INCOME                                      $    504,936      $    336,751      $    723,880      $    435,184

BASIC AND DILUTED EARNINGS PER COMMON SHARE     $        .26      $        .13      $        .34      $        .17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         1,956,784         2,600,129         2,100,349         2,599,864

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS              5,571            25,268             9,704            14,429

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                              1,962,355         2,625,397         2,110,053         2,614,293







   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS


                                                                  August 31,      February 29,
                                                                     2000             2000
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                   $    128,828      $    128,192
    Accounts and notes receivable, less allowance for
      doubtful  accounts of $201,912 and $139,912                  2,096,332         2,194,325
    Refundable income taxes                                           36,129            76,689
    Inventories                                                    3,281,651         3,084,392
    Deferred income taxes                                            438,999           188,999
    Other                                                            282,765            87,785
    Total current assets                                           6,264,704         5,760,382

PROPERTY AND EQUIPMENT, NET                                        7,707,504         8,976,014

OTHER ASSETS
    Accounts and notes receivable                                    656,121            55,343
    Goodwill, less accumulated amortization of $661,750 and
      $584,397                                                     1,200,250         1,277,603
    Other                                                            646,099           370,514
    Total other assets                                             2,502,470         1,703,460

Total assets                                                    $ 16,474,678      $ 16,439,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                        $  1,758,000      $  1,930,700
    Line of credit                                                 2,000,000            75,000
    Accounts payable                                                 842,615         1,055,910
    Accrued salaries and wages                                       781,755           653,209
    Other accrued expenses                                           452,418           456,300
    Total current liabilities                                      5,834,788         4,171,119

LONG-TERM DEBT, LESS CURRENT MATURITIES                            3,971,957         3,773,851

DEFERRED GAIN ON SALE OF ASSETS                                      234,091                --

DEFERRED INCOME TAXES                                                 61,797            61,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000 shares
      authorized, 1,956,784 and 2,599,599 issued and
      outstanding                                                     58,704            71,606
    Additional paid-in capital                                     3,107,731         5,879,753
    Retained earnings                                              3,414,356         2,690,476
    Less notes receivable from employees and directors              (208,746)         (208,746)
    Total stockholders' equity                                     6,372,045         8,433,089

Total liabilities and stockholders' equity                      $ 16,474,678      $ 16,439,856



   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                Six Months Ended
                                                                   August 31,
                                                              2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $   723,880      $   435,184
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                         639,559          788,364
       Loss on sale of property and equipment                  3,061           45,693
    Changes in operating assets and liabilities:
       Accounts and notes receivable                          54,215          280,310
       Refundable income taxes                                40,560          339,860
       Inventories                                          (197,259)         (26,023)
       Deferred tax assets                                  (250,000)              --
       Other assets                                         (194,980)        (169,841)
       Accounts payable                                     (213,295)         204,410
       Accrued liabilities                                    66,870          (20,496)
    Net cash provided by operating activities                672,611        1,877,461

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                             775,170          503,640
    Purchases of property and equipment                     (370,210)        (500,945)
    Increase in other assets                                (211,167)         (37,785)
    Net cash provided by investing activities                193,793          (35,090)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                           1,093,240               --
    Payments on long-term debt                            (1,067,834)        (944,511)
    Proceeds from line of credit                           4,820,000        2,280,000
    Payments on line of credit                            (2,895,000)      (3,180,000)
    Repurchase of stock                                   (2,847,424)          (8,644)
    Proceeds from exercise of stock options                   31,250            2,700
    Net cash used in financing activities                   (865,768)      (1,850,455)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             636           (8,084)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               128,192          317,155

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   128,828      $   309,071






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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                            August 31, 2000   February 29, 2000
  Ingredients and supplies     $1,403,064        $1,490,813
  Finished candy                1,878,587         1,593,579
                               $3,281,651        $3,084,392

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                   August 31, 2000   February 29, 2000
Land                                 $   513,618        $   513,618
Building                               3,708,027          3,681,808
Machinery and equipment                7,101,015          7,590,205
Furniture and fixtures                 1,646,529          2,127,282
Leasehold improvements                 1,247,882          1,611,785
Transportation equipment                 205,539            199,639
                                      14,422,610         15,724,337

Less accumulated depreciation          6,715,106          6,748,323

Property and equipment, net          $ 7,707,504        $ 8,976,014

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

On May 15, 1998, certain of the Company's directors and executive officers purchased 104,000 shares of the Company's issued and outstanding common stock at $5.15 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 40,000 of the 104,000 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and are due and payable on May 15, 2003.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Six Months Ended
                                                                      August 31,
                                                                 2000            1999
Cash paid during the period for:
  Interest                                                     $351,364        $159,501
  Income taxes                                                 $339,947        $  1,753
Supplemental disclosure of non-cash
  investing activity:
    Notes receivable in partial payment
      for asset sales                                          $557,000        $     --

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


Three Months Ended            Franchising        Manufacturing           Retail                 Other               Total
August 31, 2000
Total revenues                    928,585           3,345,863            2,076,288                   --         $  6,350,736

Intersegment revenues                  --            (765,650)                  --                   --             (765,650)
Revenue from external
 customers                        928,585           2,580,213            2,076,288                   --            5,585,086
Segment profit (loss)             440,388             977,435               43,460             (637,567)             823,716
Total assets                    1,493,806           8,820,066            3,570,249            2,590,557           16,474,678
Capital expenditures               23,072              34,943               37,312               51,048              146,375
Total depreciation &
 amortization                      25,385             118,173              118,434               50,301              312,293

Three Months Ended
August 31, 1999

Total revenues                    845,718           3,089,748            2,835,088                   --         $  6,770,554
Intersegment revenues                  --            (697,517)                  --                   --             (697,517)
Revenue from external
 customers                        845,718           2,392,231            2,835,088                   --            6,073,037
Segment profit (loss)             338,849             791,934              182,853             (764,290)             549,346
Total assets                      919,937           8,873,566            5,279,436            2,383,734           17,456,673
Capital expenditures                4,023             214,224                7,984              134,352              360,583
Total depreciation &
 amortization                      46,941             132,218              163,101               42,899              385,159


Six Months Ended              Franchising        Manufacturing            Retail               Other                 Total
August 31, 2000
Total revenues                  1,736,305           6,293,622            4,075,315                   --         $ 12,105,242
Intersegment revenues                  --          (1,282,483)                  --                   --           (1,282,483)
Revenue from external
 customers                      1,736,305           5,011,139            4,075,315                   --           10,822,759
Segment profit (loss)             782,004           1,803,496             (125,889)        (1,278,726))            1,180,885
Total assets                    1,493,806           8,820,066            3,570,249            2,590,557           16,474,678
Capital expenditures               28,445             116,957              151,934               72,874              370,210
Total depreciation &
 amortization                      49,599             236,283              253,875               99,802              639,559

Six Months Ended
August 31, 1999

Total revenues                  1,641,572           5,904,597            5,335,261                   --           12,881,430
Intersegment revenues                  --          (1,218,863)                  --                   --           (1,218,863)
Revenue from external
 customers                      1,641,572           4,685,734            5,335,261                   --           11,662,567
Segment profit (loss)             655,478           1,385,208               44,530           (1,375,287)             709,929
Total assets                      919,937           8,873,566            5,279,436            2,383,734           17,456,673
Capital expenditures               29,531             261,490               12,100              197,824              500,945
Total depreciation &
 amortization                      93,673             263,302              340,587               90,802              788,364

NOTE 8 - STORE SALES

In connection with the Company's plans to phase out its Company-owned stores, the Company sold eight Company-owned stores resulting in sales proceeds consisting of cash and notes receivable of approximately $1.2 million and recognized and deferred gains of approximately $407,000 and $234,000, respectively. Additionally, the Company recorded a write-down of the carrying value of certain Company-owned store assets of approximately $407,000.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors not within the Company's control, including the receptivity of its franchise system and of customers in potential new distribution channels to its product introductions and promotional programs.

Therefore, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

Results of Operations

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1999

Net income was $504,900 for the three months ended August 31, 2000, or $.26 per share, versus $336,800, or $.13 per share, for the three months ended August 31, 1999. Earnings per share was negatively impacted approximately $.04 for the three months ended August 31, 1999 by costs associated with Whitman's Candies, Inc.'s unsolicited tender offer.

Revenues

                                      Three Months Ended
                                          August 31,                               %
($'s in thousands)                   2000           1999         Change         Change
Factory sales                       $2,580.2       $2,392.2       $ 188.0          7.9%
Retail sales                         2,076.3        2,835.1        (758.8)       (26.8%)
Franchise fees                         107.5           48.8          58.7        120.3%
Royalty and Marketing fees             821.1          797.0          24.1          3.0%
  Total                             $5,585.1       $6,073.1       $(488.0)        (8.0%)

Factory Sales

Factory sales increased $188,000, or 7.9%, to $2.6 million in the second quarter of fiscal 2001, compared to $2.4 million in the second quarter of fiscal 2000. The increase in factory sales was due primarily to an increase in the number of franchised stores in operation in the second quarter of fiscal 2001 versus the second quarter of fiscal 2000. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 3.5% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

Retail Sales

Retail sales decreased $758,800 or 26.8%, to $2.1 million in the second quarter of fiscal 2001, compared to $2.8 million in the second quarter of fiscal 2000. This decrease resulted from a decrease in the average number of Company-owned stores in operation in the second quarter of fiscal 2001 (28) versus the same period last year (39) and a decrease in comparable store sales of 7.3%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $24,100, or 3.0%, to $821,100 in the second quarter of fiscal 2001, compared to $797,000 in the second quarter of fiscal 2000. This increase resulted from an increase in the average number of franchised stores in operation in the second quarter of fiscal 2001 versus the same period last year offset by a decrease in same store sales at franchised stores of approximately 5.9%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales. Franchise fee revenues increased in the second quarter of fiscal 2001 due to an increase in the number of franchises sold versus the second quarter of fiscal 2000.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 48.6% in the second quarter of fiscal 2001 from 48.5% in the second quarter of fiscal 2000. This increase was due primarily to decreased retail sales, which generate higher margins than factory sales. Factory margins increased to 44.7% in the second quarter of fiscal 2001 from 42.0% in the second quarter of fiscal 2000. This improvement was due to certain changes to the Company's manufacturing processes and cost structure. Company-owned store margins for the second quarter of 2001 were consistent with the second quarter of fiscal 2000.

Franchise Costs

Franchise costs increased 14.2% from $235,100 in the second quarter of fiscal 2000 to $268,500 in the second quarter of fiscal 2001. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.9% in the second quarter of fiscal 2001 from 27.8% in the second quarter of fiscal 2000. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise support costs.

Sales and Marketing

Sales and Marketing expenses decreased 20.8% to $281,500 in the second quarter of fiscal 2001 from $355,400 in the second quarter of fiscal 2000. This decrease is due to more focused new channel sales efforts and a planned decrease in sales and marketing costs.

General and Administrative

General and administrative expenses decreased 6.2% to $404,800 in the second quarter of fiscal 2001 from $431,500 in the second quarter of fiscal 2000. As a percentage of total revenues, general and administrative expenses increased to 7.2% in fiscal 2001 compared to 7.1% in fiscal 2000.

Retail Operating Expenses

Retail operating expenses decreased 15.8% from $1.2 million in the second quarter of fiscal 2000 to $1.0 million in the second quarter of fiscal 2001. This decrease was due primarily to a decrease in the average number of stores open during the second quarter of fiscal 2001 (28) versus the second quarter of fiscal 2000 (39). Retail operating expenses, as a percentage of retail sales, increased from 43.9% in the second quarter of fiscal 2000 to 50.5% in the second quarter of fiscal 2001 due to a decrease in same store sales of 7.3%.

Depreciation and Amortization

Depreciation and amortization decreased 18.9% to $312,300 in the second quarter of fiscal 2001 from $385,200 in the second quarter of fiscal 2000. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores and fewer fixtures used in outside channels.

Other Expense

Other expense of $184,000 incurred in the second quarter of fiscal 2001 decreased 45.1% from the $334,900 incurred in the second quarter of fiscal 2000 due primarily to non-recurring costs of approximately $166,500 in fiscal 2000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999, partially offset by increased interest expense on higher average outstanding amounts of short-term debt.

Income Tax Expense

The Company's effective income tax rate in the second quarter of fiscal 2001 was 38.7%, which is approximately the same rate as the second quarter of fiscal 2000.

SIX MONTHS ENDED AUGUST 31, 2000 COMPARED TO THE SIX MONTHS ENDED
AUGUST 31, 1999

Net income was $723,900 for the six months ended August 31, 2000, or $.34 per share, versus $435,200, or $.17 per share, for the six months ended August 31, 1999. Earnings per share was negatively impacted approximately $.04 for the six months ended August 31, 1999 by costs associated with Whitman's Candies, Inc.'s unsolicited tender offer.

Revenues

                                        Six Months Ended
                                           August 31,                                 %
($'s in thousands)                    2000            1999          Change         Change
Factory sales                      $ 5,011.2       $ 4,685.7      $   325.5          6.9%
Retail sales                         4,075.3         5,335.3       (1,260.0)       (23.6%)
Franchise fees                         197.9           117.8           80.1         68.0%
Royalty and Marketing fees           1,538.4         1,523.8           14.6          1.0%
  Total                            $10,822.8       $11,662.6      $  (839.8)        (7.2%)

Factory Sales

Factory sales increased $325,500, or 6.9%, to $5.0 million in the first six months of fiscal 2001, compared to $4.7 million in the first six months of fiscal 2000. The increase in factory sales was due primarily to an increase in the number of franchised stores in operation in the first six months of fiscal 2001 versus the first six months of fiscal 2000. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 2.5% in the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

Retail Sales

Retail sales decreased $1.3 million, or 23.6%, to $4.1 million in the first six months of fiscal 2001, compared to $5.3 million in the first six months of fiscal 2000. This decrease resulted from a decrease in the average number of stores in operation in the first six months of fiscal 2001 (30) versus the same period last year (38) and a decrease in comparable store sales of 7.6%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $14,000, or 1.0% to $1.538 million in the first six months of fiscal 2001, compared to $1.524 million in the first six months of fiscal 2000 due to an increase in the average number of franchised stores in operation in the first six months of fiscal 2001 versus the same period last year offset by a decrease in same store sales at franchised stores of approximately 6.1%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales. Franchise fee revenues increased in the second quarter of fiscal 2001 due to an increase in the number of franchises sold versus the second quarter of fiscal 2000.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 49.8% in the first six months of fiscal 2001 from 50.6% in the first six months of fiscal 2000. This improvement resulted from increased factory margins. Factory margins increased to 43.3% in the first six months of fiscal 2001 from 38.7% in the first six months of fiscal 2000 due to certain changes to the Company's manufacturing processes and cost structure. Company-owned store margins for the first six months of 2001 were consistent with the first six months of fiscal 2000.

Franchise Costs

Franchise costs increased 14.6% from $460,800 in the first six months of fiscal 2000 to $528,000 in the first six months of fiscal 2001. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 30.4% in the first six months of fiscal 2001 from 28.1% in the first six months of fiscal 2000. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise support costs partially offset by a 5.8% increase in income from franchise fees and royalty and marketing fees.

Sales and Marketing

Sales and Marketing expenses decreased 17.9% to $569,200 in the first six months of fiscal 2001 from $693,200 in the first six months of fiscal 2000. This decrease is due to more focused new channel sales efforts and a planned decrease in sales and marketing costs.

General and Administrative

General and administrative expenses increased 1.1% to $857,800 in the first six months of fiscal 2001 from $848,300 in the first six months of fiscal 2000. As a percentage of total revenues, general and administrative expenses increased to 7.9% in fiscal 2001 compared to 7.3% in fiscal 2000. This increase, as a percentage of total revenues, resulted from increased general and administrative costs and a 7.2% decrease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased from $2.6 million in the first six months of fiscal 2000 to $2.2 million in the first six months of fiscal 2001, representing a decrease of 15.6%. This decrease was due primarily to a decrease in the average number of stores open during the first six months of fiscal 2001 (30) versus the first six months of fiscal 2000 (38). Retail operating expenses, as a percentage of retail sales, increased from 48.9% in the first six months of fiscal 2000 to 54.0% in the first six months of fiscal 2001 due to the decrease in same store sales of 7.6%.

Depreciation and Amortization

Depreciation and amortization decreased 18.9% to $639,600 in the first six months of fiscal 2001 from $788,400 in the first six months of fiscal 2000. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores and fewer fixtures used in outside channels.

Other Expense

Other expense of $323,000 incurred in the first six months of fiscal 2001 decreased 32.9% from the $481,000 incurred in the first six months of fiscal 2000 due primarily to non-recurring costs of approximately $173,000 in fiscal 2000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999, partially offset by increased interest expense on higher average outstanding amounts of short-term debt.

Income Tax Expense

The Company's effective income tax rate in the first six months of fiscal 2001 was 38.7%, which is approximately the same rate as the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2000, working capital was $430,000, compared with $1.59 million as of February 29, 2000, a decrease of $1.16 million. The decrease in working capital was due to increased short-term borrowings, the proceeds of which were used to purchase shares of the Company's common stock.

Cash and cash equivalent balances increased from $128,000 as of February 29, 2000 to $129,000 as of August 31, 2000 as a result of cash flows generated by investing and operating activities in excess of cash flows used by financing activities. The Company's current ratio was 1.03 to 1 at August 31, 2000 in comparison with 1.38 to 1 at February 29, 2000.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of August 31, 2000 of $1.8 million), and chattel mortgage notes (unpaid balance as of August 31, 2000 of $3.9 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $3.0 million ($1.0 million available as of August 31, 2000) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2001.

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

As of August 31, 2000, approximately $448,000 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2000, $2.0 million was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         A. Exhibits

         27.1  Financial Data Schedule for the six months ended August 31, 2000.

         B. Reports on Form 8-K
            None



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                  (Registrant)

Date: October 13, 2000        /s/   Bryan J. Merryman
                              -----------------------------------------------
                              Bryan J. Merryman, Chief Operating Officer,
                              Chief Financial Officer, Treasurer and Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 27.1       Financial Data Schedule for the six months ended August 31, 2000.