Form 10-Q
period 2000-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2001-01-09
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                For the quarterly period ended November 30, 2000

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

On January 5, 2001 the registrant had outstanding 1,961,284 shares of its common stock, $.03 par value.



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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                Three Months Ended               Nine Months Ended
                                                   November 30,                     November 30,
                                               2000            1999            2000            1999
REVENUES
    Sales                                  $  5,490,053    $  6,277,800    $ 14,576,507    $ 16,298,795
    Franchise and royalty fees                  849,749         778,855       2,586,054       2,420,427
    Total revenues                            6,339,802       7,056,655      17,162,561      18,719,222

COSTS AND EXPENSES
    Cost of sales                             3,128,222       3,352,725       7,650,966       8,425,133
    Franchise costs                             320,872         237,320         848,847         698,122
    Sales and marketing                         286,022         303,915         855,234         997,101
    General and administrative                  395,742         416,440       1,256,555       1,310,475
    Retail operating                            861,773       1,258,376       3,063,472       3,866,836
    Depreciation and amortization               302,060         385,251         941,619       1,173,615
    Total costs and expenses                  5,294,691       5,954,027      14,616,693      16,471,282

INCOME FROM OPERATIONS                        1,045,111       1,102,628       2,545,868       2,247,940

OTHER INCOME (EXPENSE)
    Cost of unsolicited tender
      offer                                          --        (255,774)             --        (429,137)
    Interest expense                           (177,845)       (145,251)       (522,063)       (438,966)
    Interest income                              36,682           9,285          61,028          40,980
    Other, net                                 (141,163)       (391,740)       (461,035)       (827,123)

INCOME BEFORE INCOME TAXES                      903,948         710,888       2,084,833       1,420,817

PROVISION FOR INCOME TAXES                      349,825         275,110         806,830         549,855

NET INCOME                                 $    554,123    $    435,778    $  1,278,003    $    870,962

BASIC EARNINGS PER COMMON
 SHARE                                     $        .28    $        .17    $        .62    $        .33

DILUTED EARNINGS PER COMMON
 SHARE                                     $        .28    $        .17    $        .62    $        .33

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                  1,956,833       2,600,349       2,052,858       2,600,024
DILUTIVE EFFECT OF EMPLOYEE
 STOCK OPTIONS                                       --          35,384           6,493          21,364
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, ASSUMING
 DILUTION                                     1,956,833       2,635,733       2,059,351       2,621,388



   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                                            November 30,    February 29,
ASSETS                                                                          2000            2000
CURRENT ASSETS
    Cash and cash equivalents                                               $     72,117    $    128,192
    Accounts and notes receivable, less allowance for
       doubtful accounts of $153,647 and $139,912                              3,033,355       2,194,325
    Refundable income taxes                                                           --          76,689
    Inventories                                                                2,806,648       3,084,392
    Deferred income taxes                                                        438,999         188,999
    Other                                                                        293,290          87,785
    Total current assets                                                       6,644,409       5,760,382

PROPERTY AND EQUIPMENT, NET                                                    7,246,919       8,976,014

OTHER ASSETS
    Accounts and notes receivable                                              1,055,211          55,343
    Goodwill, less accumulated amortization
      of $700,427 and $584,397                                                 1,161,573       1,277,603
    Other                                                                        619,750         370,514
    Total other assets                                                         2,836,534       1,703,460

Total assets                                                                $ 16,727,862    $ 16,439,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                    $  1,663,000    $  1,930,700
    Line of credit                                                             2,200,000          75,000
    Accounts payable                                                             916,756       1,055,910
    Accrued salaries and wages                                                   594,088         653,209
    Other accrued expenses                                                       569,873         456,300
    Total current liabilities                                                  5,943,717       4,171,119

LONG-TERM DEBT, LESS CURRENT MATURITIES                                        3,525,986       3,773,851

DEFERRED GAIN ON SALE OF ASSETS                                                  251,444              --

DEFERRED INCOME TAXES                                                             61,797          61,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000 shares
       authorized, 1,961,284 and 2,599,599 issued and
       outstanding                                                                58,839          71,606
    Additional paid-in capital                                                 3,126,346       5,879,753
    Retained earnings                                                          3,968,479       2,690,476
    Less notes receivable from officers and directors                           (208,746)       (208,746)
    Total stockholders' equity                                                 6,944,918       8,433,089

Total liabilities and stockholders' equity                                  $ 16,727,862    $ 16,439,856

   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                           November 30,
                                                                        2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $ 1,278,003    $   870,962
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                    941,619      1,173,615
       Loss on sale of property and equipment                             1,797         43,884
    Changes in operating assets and liabilities:
       Increase in accounts and notes receivable                     (1,064,405)      (977,573)
       Decrease in refundable income taxes                               76,689        307,200
       Decrease in inventories                                          277,744        146,039
       Increase in other assets                                        (205,505)      (108,328)
       (Decrease) increase in accounts payable                         (139,154)       593,366
       Increase in deferred income taxes                               (250,000)            --
       Increase in accrued liabilities                                      896        206,551
    Net cash provided by operating activities                           917,684      2,255,716

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                        787,370        511,267
    Purchases of property and equipment                                (387,330)      (640,164)
    Collection of loan from former officer                                   --         39,999
    Increase in other assets                                           (167,060)       (58,364)
    Net cash provided by (used in) investing activities                 232,980       (147,262)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                      1,093,240             --
    Payments on long-term debt                                       (1,608,805)    (1,437,107)
    Proceeds from line of credit                                      6,435,000      3,699,000
    Payments on line of credit                                       (4,310,000)    (4,320,000)
    Repurchase of stock                                              (2,847,424)        (8,644)
    Proceeds from exercise of stock options                              31,250          2,700
    Net cash used in financing activities                            (1,206,739)    (2,064,051)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (56,075)        44,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          128,192        317,155

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    72,117    $   361,558



   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The Company is a retail operator and international franchiser. The Company is also a manufacturer of an extensive line of premium chocolate candy for sale to franchised and Company-owned Rocky Mountain Chocolate Factory stores located throughout the United States, and in Guam, Canada and the United Arab Emirates. The majority of the Company's revenues are generated from wholesale and retail sales of candy. The balance of the Company's revenues are generated from royalties and marketing fees, based on a franchisee's monthly gross sales, and from franchise fees, which consist of fees earned from the sale of franchises.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                             November 30, 2000       February 29, 2000
  Ingredients and supplies                     $   1,341,220           $   1,490,813
  Finished candy                                   1,465,428               1,593,579
                                               $   2,806,648           $   3,084,392

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                  November 30, 2000                February 29, 2000
Land                                                                                 $    513,618                    $     513,618
Building                                                                                3,708,027                        3,681,808
Machinery and equipment                                                                 6,993,175                        7,590,205
Furniture and fixtures                                                                  1,448,074                        2,127,282
Leasehold improvements                                                                  1,095,405                        1,611,785
Transportation equipment                                                                  205,539                          199,639
                                                                                       13,963,838                       15,724,337

Less accumulated depreciation                                                           6,716,919                        6,748,323

Property and equipment, net                                                         $   7,246,919                    $   8,976,014

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

On May 15, 1998, certain of the Company's directors and executive officers purchased 104,000 shares of the Company's issued and outstanding common stock at $5.15 per share from LaSalle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 40,000 of the 104,000 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and are due and payable on May 15, 2003.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Nine Months Ended
                                                                                      November 30,
                                                                                2000                  1999
Cash paid (received) for:
    Interest                                                                 $   526,260           $   433,240
    Income taxes                                                                 575,499              (115,067)
Supplemental schedule of non-cash investing and financing activities:
Notes receivable in partial payment of asset sales                               774,493                    --

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

Three Months Ended                Franchising    Manufacturing      Retail          Other           Total
November 30, 2000
Total revenues                    $    849,749   $  4,631,711    $  1,546,398    $         --    $  7,027,858
Intersegment revenues                       --       (688,056)             --              --        (688,056)
Revenue from external
    customers                          849,749      3,943,655       1,546,398              --       6,339,802
Segment profit (loss)                  307,176      1,273,703         (84,860)       (592,071)        903,948
Total assets                         1,704,559      9,351,333       3,266,703       2,405,267      16,727,862
Capital expenditures                     3,206          1,792          10,277           1,845          17,120
Total depreciation &
    amortization                        30,439        121,335          96,385          53,901         302,060

Three Months Ended
November 30, 1999

Total revenues                    $    778,856   $  4,618,420    $  2,536,193    $         --    $  7,933,469
Intersegment revenues                       --       (876,814)             --              --        (876,814)
Revenue from external
    customers
                                       778,856      3,741,606       2,536,193              --       7,056,655
Segment profit loss)                   300,165      1,214,701          53,152        (857,130)        710,888
Total assets                           850,328      9,695,389       5,578,931       2,208,596      18,333,244
Capital expenditures                    17,014         55,377          38,069          28,759         139,219
Total depreciation &
    amortization                        46,383        131,782         159,185          47,901         385,251


Nine Months Ended                 Franchising    Manufacturing      Retail          Other            Total
November 30, 2000
Total revenues                    $  2,586,054   $ 10,925,333    $  5,621,713    $         --    $ 19,133,100
Intersegment revenues                       --     (1,970,539)             --              --      (1,970,539)
Revenue from external
    customers                        2,586,054      8,954,794       5,621,713              --      17,162,561
Segment profit loss)                 1,089,180      3,077,199        (210,749)     (1,870,797)      2,084,833
Total assets                         1,704,559      9,351,333       3,266,703       2,405,267      16,727,862
Capital expenditures                    31,651        118,749         162,211          74,719         387,330
Total depreciation &
    amortization                        80,038        357,618         350,260         153,703         941,619


Nine Months Ended
November 30, 1999

Total revenues                    $  2,420,428   $ 10,523,017    $  7,871,454    $         --    $ 20,814,899
Intersegment revenues                       --     (2,095,677)             --              --      (2,095,677)
Revenue from external
    customers                        2,420,428      8,427,340       7,871,454              --      18,719,222
Segment profit loss)                   955,643      2,599,909          97,682      (2,232,417)      1,420,817
Total assets                           850,328      9,695,389       5,578,931       2,208,596      18,333,244
Capital expenditures                    46,545        316,867          50,169         226,583         640,164
Total depreciation &
    amortization                       140,055        395,085         499,772         138,703       1,173,615

NOTE 8 - STORE SALES

In connection with the Company's plans to phase out its Company-owned stores, the Company sold twelve Company-owned stores resulting in sales proceeds consisting of cash and notes receivable of approximately $1.4 million and recognized and deferred gains of approximately $437,000 and $251,000, respectively. Additionally, the Company recorded a write-down of the carrying value of certain Company-owned store assets of approximately $441,000.

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

The Company's ability to successfully expand its Rocky Mountain Chocolate Factory franchise system depends on many factors not within the Company's control, including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors not within the Company's control, including the receptivity of its franchise system and of customers in potential new distribution channels to its product introductions and promotional programs.

Therefore, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words and phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

Results of Operations

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999

Net income was $554,123 for the three months ended November 30, 2000, or $.28 per share, versus $435,778, or $.17 per share, for the three months ended November 30, 1999. Costs associated with Whitman Candies, Inc.'s unsolicited tender offer negatively impacted earnings per share by approximately $.06 for the three months ended November 30, 1999.

Revenues

                                        Three Months Ended
                                           November 30,                                                %
  ($'s in thousands)                 2000                 1999                Change                 Change
  Factory sales                    $  3,943.6           $  3,741.6          $    202.0                  5.4%
  Retail Sales                        1,546.4              2,536.2              (989.8)               (39.0%)
  Franchise fees                         92.7                121.7               (29.0)               (23.8%)
  Royalty and Marketing fees            757.1                657.1               100.0                 15.2%
    Total                          $  6,339.8           $  7,056.6          $   (716.8)               (10.2%)

Factory Sales

Factory sales increased $202,000, or 5.4%, to $3.9 million in the third quarter of fiscal 2001, compared to $3.7 million in the third quarter of fiscal 2000. This increase in factory sales was due primarily to an increase in the number of franchised stores in operation in the third quarter of fiscal 2001 versus the third quarter of fiscal 2000. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 5.2% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

Retail Sales

Retail sales decreased $990,000, or 39.0%, to $1.5 million in the third quarter of fiscal 2001, from $2.5 million in the third quarter of fiscal 2000. This decrease resulted from a reduction in the average number of stores in operation in the third quarter of fiscal 2001 (22) versus the same period last year (35) and a decrease in comparable store sales of 5.7%.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $100,000, or 15.2%, to $760,000 in the third quarter of fiscal 2001, compared to $660,000 in the third quarter of fiscal 2000. This increase resulted from growth in the average number of franchised stores in operation in the third quarter of fiscal 2001 versus the same period last year, offset in part by a decrease in same store sales at franchised stores of approximately 3.4%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales. Franchise fee revenues decreased in the third quarter of fiscal 2001 due to a decrease in the number of franchises sold versus the third quarter of fiscal 2000.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 57.0% in the third quarter of fiscal 2001 versus 53.4% in the third quarter of fiscal 2000. This increase was due primarily to decreased retail sales, which generate higher margins than factory sales. Factory margins declined to 37.1% in the third quarter of fiscal 2001 from 37.7% in the third quarter of fiscal 2000 as a result of increased sales of packaged product in fiscal 2001 versus fiscal 2000.

Franchise Costs

Franchise costs increased 35.2% from $237,000 in the third quarter of fiscal 2000 to $321,000 in the third quarter of fiscal 2001. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 37.8% in the third quarter of fiscal 2001 from 30.5% in the third quarter of fiscal 2000. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise support expenditures.

Sales and Marketing

Sales and Marketing expenses decreased 5.9% to $286,000 in the third quarter of fiscal 2001 from $304,000 in fiscal 2000 due to more focused new channel sales efforts and a planned decrease in sales and marketing expenditures.

General and Administrative

General and administrative expenses decreased 5.0% from $416,000 in the third quarter of fiscal 2000 to $396,000 in the third quarter of fiscal 2001. As a percentage of total revenue, general and administrative expenses increased to 6.2% in fiscal 2001 compared to 5.9% in fiscal 2000 primarily as a result of the Company's efforts to phase out it's Company-owned store program.

Retail Operating Expenses

Retail operating expenses decreased from $1.3 million in the third quarter of fiscal 2000 to $862,000 in the third quarter of fiscal 2001, representing a decrease of 31.5%. This decrease is due to a decline in the average number of stores open during the third quarter of fiscal 2001 versus the third quarter of fiscal 2000. Retail operating expenses, as a percentage of retail sales, increased from 49.6% in the third quarter of fiscal 2000 to 55.7% in the third quarter of fiscal 2000 due to the decrease in same store sales of 5.7%.

Depreciation and Amortization

Depreciation and amortization decreased 21.6% to $302,000 in the third quarter of fiscal 2001 from $385,000 in the third quarter of fiscal 2000. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores and fewer fixtures used in outside channels.

Other Expense

Other expense of $141,000 incurred in the third quarter of fiscal 2001 decreased 64.0% from the $392,000 incurred in the third quarter of fiscal 2000 due primarily to non-recurring costs of approximately $256,000 in fiscal 2000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999, partially offset by increased interest expense on higher average amounts outstanding of short-term debt.

Income Tax Expense

The Company's effective income tax rate in the third quarter of fiscal 2001 was 38.7%, which is approximately the same as the effective rate in the third quarter of fiscal 2000.

NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 1999

Net income was $1,278,003 for the nine months ended November 30, 2000 or $.62 per share versus $870,962 or $.33 per share for the nine months ended November 30, 1999. Costs associated with Whitman Candies, Inc.'s unsolicited tender offer negatively impacted earning per share by approximately $.10 for the nine months ending November 30, 1999.

Revenues

                                                             Nine Months Ended
                                                               November 30,                                                %
  ($'s in thousands)                                     2000                 1999                Change                 Change
  Factory sales                                        $  8,954.8           $  8,427.3          $    527.5                  6.3%
  Retail sales                                            5,621.7              7,871.5            (2,249.8)               (28.6%)
  Franchise fees                                            290.6                239.5                51.1                 21.3%
  Royalty and Marketing fees                              2,295.5              2,180.9               114.6                  5.3%
    Total                                              $ 17,162.6           $ 18,719.2          $ (1,556.6)                (8.3%)

Factory Sales

Factory sales increased $527,000, or 6.3%, to $8.9 million in the first nine months of fiscal 2001, compared to $8.4 million in the first nine months of fiscal 2000. The increase in factory sales was due primarily to an increase in the number of franchised stores in operation in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 4.8% in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000.

Retail Sales

Retail sales decreased $2.2 million, or 28.6%, to $5.6 million in the first nine months of fiscal 2001, compared to $7.9 million in the first nine months of fiscal 2000. This decrease resulted from a decline in the average number of stores in operation in the first nine months of fiscal 2001 (28) versus the same period last year (37) and a decrease in comparable store sales of 5.8%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $115,000, or 5.3%, to $2.3 million in the first nine months of fiscal 2001, compared to $2.2 million in the first nine months of fiscal 2000. This increase is due to an increase in the average number of franchised stores in operation in the first nine months of fiscal 2001 versus the same period last year offset by a decrease in same store sales at franchised stores of approximately 3.7%. Slower sales of Beanie Babies and related products in the children's/novelty section of the retail stores contributed significantly to the decrease in comparable store sales. Franchise fee revenues increased in the first nine months of fiscal 2001 due to an increase in the number of franchises sold versus the first nine months of fiscal 2000.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales in the first nine months of fiscal 2001 was 52.5% versus 51.7% for the first nine months of fiscal 2000. This increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in Company-owned store margins for the first nine months of fiscal 2001 to 58.6% versus 59.1% for the first nine months of fiscal 2000. Factory margins increased to 40.5% in the first nine months of fiscal 2001 from 38.3% in the first nine months of fiscal 2000 due to certain changes to the Company's manufacturing processes and cost structure.

Franchise Costs

Franchise costs increased 21.6% from $698,000 in the first nine months of fiscal 2000 to $849,000 in the first nine months of fiscal 2001. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.8% in the first nine months of fiscal 2001 from 28.8% in the first nine months of fiscal 2000. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise support costs partially offset by a 6.8% increase in income from franchise fees and royalty and marketing fees.

Sales and Marketing

Sales and Marketing costs decreased 14.2% to $855,000 in the first nine months of fiscal 2001 from $997,000 million in fiscal 2000. This decrease is due to more focused new channel sales efforts and a planned decrease in sales and marketing costs.

General and Administrative

General and administrative expenses decreased 4.1% to $1.26 million in the first nine months of fiscal 2001 from $1.31 million in the first nine months of fiscal 2000. As a percentage of total revenues, general and administrative expenses increased to 7.3% in fiscal 2001 compared to 7.0% in fiscal 2000 primarily as a result of the Company's efforts to phase out it's Company-owned store program.

Retail Operating Expenses

Retail operating expenses decreased from $3.9 million in the first nine months of fiscal 2000 to $3.1 million in the first nine months of fiscal 2001, representing a decrease of 20.8%. This decrease was due primarily to a decline in the average number of stores open during the first nine months of fiscal 2001
(28) versus the first nine months of fiscal 2000 (37). Retail operating expenses, as a percentage of retail sales, increased from 49.1% in the first nine months of fiscal 2000 to 54.5% in the first nine months of fiscal 2001 due to the decrease in same store sales of 5.8%.

Depreciation and Amortization

Depreciation and amortization decreased 19.8% to $942,000 for the first nine months of fiscal 2001 from $1.2 million for the first nine months of fiscal 2000. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores and fewer fixtures used in outside channels.

Other Expense

Other expense of $461,000 incurred in the first nine months of fiscal 2001 decreased 44.3% from the $827,000 incurred in the first nine months of fiscal 2000 due primarily to non-recurring costs of approximately $429,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999, partially offset by increased interest expense on higher average outstanding amounts of short-term debt.

Income Tax Expense

The Company's effective income tax rate in the first nine months of fiscal 2001 was 38.7%, which is approximately the same as the effective rate in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2000 working capital was $701,000, compared with $1.59 million as of February 29, 2000, a decrease of $889,000. The decrease in working capital was due to increased short-term borrowings, the proceeds of which were used to purchase shares of the Company's common stock.

Cash and cash equivalent balances decreased from $128,000 as of February 29, 2000 to $72,000 as of November 30, 2000 as a result of cash flows used by financing activities in excess of cash provided by operating and investing activities. The Company's current ratio was 1.12 to 1 at November 30, 2000 in comparison with 1.38 to 1 at February 29, 2000.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of November 30, 2000 $1.8 million), and chattel mortgage notes (unpaid balance as of November 30, 2000 $3.4 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $3.0 million ($800,000 available as of November 30, 2000) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2001.

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

As of November 30, 2000, approximately $335,000 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $3.0 million bank line of credit under which borrowings bear interest at a variable rate. As of November 30, 2000, there was $2.2 million outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            A. Exhibits

            None

            B. Reports on Form 8-K

            Subsequent to the end of the quarter but prior to the filing of this report, the Company filed one report on Form 8-K dated December 29, 2000, announcing that it had received a Nasdaq notice regarding its listing and the Company's appeal of the Nasdaq notice. No financial statements were filed with that report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                      (Registrant)

Date: January 9, 2001     /s/              Bryan J. Merryman
                              --------------------------------------------------
                               Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director