Form 10-K405
period 2001-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2001-05-22
CIK 785815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 (Mark One)

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----    ACT OF 1934

                   For the fiscal year ended February 28, 2001
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On May 15, 2001, there were 1,857,568 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq National Market System on May 15, 2001 held by non-affiliates was $7,082,374.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III)

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                                                         Page No.
                                                      PART I.
Item 1   Business                                                                                            3

Item 2   Properties                                                                                          15

Item 3   Legal Proceedings                                                                                   15

Item 4   Submission of Matters to a Vote of Security Holders                                                 15

                                                      PART II.

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters                               16

Item 6   Selected Financial Data                                                                             17

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations               18

Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                          24

Item 8   Financial Statements                                                                                25

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                43

                                                     PART III.

Item 10  Directors and Executive Officers of the Registrant                                                  43

Item 11  Executive Compensation                                                                              43

Item 12  Security Ownership of Certain Beneficial Owners and Management                                      43

Item 13  Certain Relationships and Related Transactions                                                      43

                                                      PART IV.

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     44

                                     PART I.

                                ITEM 1. BUSINESS
GENERAL

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the "Company") is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of April 30, 2001 there were 8 Company-owned and 213 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Guam and the United Arab Emirates.

Approximately 40% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

The Company believes that its principal competitive strengths lie in its brand name recognition, its reputation for the quality, variety and the taste of its products; the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in the manufacture of chocolate candy products and the merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure consistent customer service and execution of successful practices and techniques at its stores.

The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected products through new distribution channels. The Company is currently testing and evaluating a number of new distribution channel programs including wholesaling, fundraising, corporate sales, mail order and internet sales.

The Company's revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (53-45-43%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (31-42-44%) and (iii) the collection of initial franchise fees and royalties from franchisees (16-13-13%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2001, 2000 and 1999, respectively.

According to the National Confectionery Association, the total U.S. candy market approximated $23.3 billion of sales in 1999. According to the Department of Commerce, per capita consumption of chocolate exceeds 12 pounds per year nationally, generating annual sales of approximately $13 billion. In 1999, consumption of chocolate products increased 0.8% versus a 5.5% decrease in non-chocolate candies.

In December 1997, the Company decided its Fuzziwig's Candy Factory store segment did not meet its strategic long-term goals, and accordingly, adopted a plan to divest itself of these operations. The Company completed the divestiture on July 31, 1998. Fuzziwig's Candy Factory stores sold hard conventional and nostalgic candies purchased from third party suppliers.

In Fiscal 2001, the Company began phasing out its Rocky Mountain Chocolate Factory Company-owned store program. In fiscal 2002, the Company has sold to new or existing franchisees all Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado (the "Colorado Stores"). The Company intends to retain the Colorado Stores to test sales, marketing, design and operational initiatives.

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

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is fourfold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company's in-store confectionery factory; (3) improve the presentation of the Company's Co-branded product offerings such as coffee and ice-cream and (4) improve operational efficiency through optimal store layout. The Company expects to complete the store redesign project and the testing of the new design in fiscal 2002.

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

Customer Service Commitment

The Company emphasizes excellence in customer service and seeks to employ and to sell franchises to motivated and energetic people. The Company also fosters enthusiasm for its customer service philosophy and the Rocky Mountain Chocolate Factory concept through its bi-annual franchisee convention, annual regional meetings and other frequent contacts with its franchisees.

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. System wide same store retail sales are as follows:



              1997       (0.5%)
              1998        7.4%
              1999        6.7%
              2000       (4.3%)
              2001       (3.9%)

The Company believes that its same store sales growth was positively impacted by the sale of Beanie Babies(TM) (stuffed animals manufactured by Ty Inc.) and related products in fiscal 1998 and 1999, because many of the Company's retail stores capitalized on this extraordinary trend during this time period. In fiscal 2000 and 2001, however, the demand for Beanie Babies decreased significantly, and the Company believes this decreased demand is the primary reason for negative comparable store sales in fiscal 2000 and 2001. The Company expects this trend to reverse in fiscal 2002.

The Company feels that same store retail sales growth can be accelerated though store redesign to provide a more attractive and effective retail sales environment while retaining the Rocky Mountain Chocolate Factory store ambiance and theme.

In February 2000, the Company retained a nationally recognized packaging design firm to completely redesign the packaging featured in the Company's retail stores. The goal of the packaging redesign project is to develop an updated, coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. The Company expects to complete the packaging redesign project and the testing of the new designs during 2002. The Company believes that a successful launch of new packaging will have a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 2001, the Company experienced a same store pounds purchased decline of 1.1%. The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made and authorized vendor products and away from factory made products. The Company is in the process of designing new packaging, adding new products and focusing its existing product lines in an effort to reverse this trend.

Enhanced Operating Efficiencies

The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system and the implementation of alternative manufacturing strategies. These measures have significantly improved the Company's ability to deliver its products to its stores safely, quickly and cost-effectively. Additionally, the divestiture of substantially all of the Company-owned stores is expected to reduce the Company's exposure to real estate risk, improve the Company's operating margins and allow the Company to increase its focus on franchising.

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

High Traffic Environments

The Company currently establishes franchised stores in the following environments: factory outlet malls, tourist environments and regional malls. The Company, over the last several years, has had a particular focus on factory outlet mall locations. Although each of these environments has a number of attractive features, including a high level of foot traffic, the factory outlet mall environment has historically offered the best combination of tenant mix, customer spending characteristics and favorable occupancy costs. The Company has established a business relationship with most of the major developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing real estate environments.

Name Recognition and New Market Penetration

The Company believes the visibility of its stores and the high foot traffic at its factory outlet mall and tourist locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western United States and the Rocky Mountains, but recent growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased the Company's name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through new channels also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through new distribution channels its name recognition will improve and benefit its entire store system.

STORE CONCEPT

The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large marble tables, and are often invited to sample the store's products. The Company believes that an average of approximately 40% of the revenues of franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.

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

PRODUCTS AND PACKAGING

The Company typically produces approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company's master candy maker. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company continues to engage in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, the Company may make as many as 100 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that approximately 50% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company's factory, 40% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 10% by products, such as ice cream, coffee and other sundries, purchased from approved suppliers.

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

Factory Outlet Malls

There are approximately 280 factory outlet malls in the United States, and as of February 28, 2001, there were Rocky Mountain Chocolate Factory stores in approximately 100 of these malls in over 35 states. The Company has established business relationships with most of the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company's stores, management believes the Company's relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas

As of February 28, 2001, there were approximately 50 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company's visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 1,800 regional malls in the United States, and as of February 28, 2001, there were Rocky Mountain Chocolate Factory stores in approximately 20 of these malls, including locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and more competing food and beverage concepts.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada.

FRANCHISING PROGRAM

General

The Company's franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company's concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 2001, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of April 30, 2001, there were 213 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of April 30, 2001, operated 27 stores under the agreement.

In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of April 30, 2001, operated 1 store under this agreement.

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

The term of each Rocky Mountain Chocolate Factory franchise agreement is ten years, and franchisees have the right to renew for one additional ten-year term.

Franchise Financing

The Company does not provide prospective franchisees with financing for their stores, but has developed relationships with several sources of franchisee financing to whom it will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required the Company's assistance.

COMPANY STORE PROGRAM

As of May 1, 2001, there were 4 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques.

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

The Company seeks to ensure the freshness of products sold in Rocky Mountain Chocolate Factory stores with frequent shipments. Most Rocky Mountain Chocolate Factory stores do not have significant space for the storage of inventory, and the Company encourages franchisees and store managers to order only the quantities that they can reasonably expect to sell within approximately two to four weeks. For these reasons, the Company generally does not have a significant backlog of orders.

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

TRADE NAME AND TRADEMARKS

The trade name "Rocky Mountain Chocolate Factory(R)," the phrases, "The Peak of Perfection in Handmade Chocolates(R)", "America's Chocolatier(R)", "World's Chocolatier(TM)" as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are proprietary rights of the Company. All of the foregoing are believed to be of material importance to the Company's business. The registration for the trademark "Rocky Mountain Chocolate Factory" has been granted in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark and/or obtained in certain foreign countries.

The Company has not attempted to obtain patent protection for the proprietary recipes developed by the Company's master candy-maker and is relying upon its ability to maintain the confidentiality of those recipes.

EMPLOYEES

At February 28, 2001, the Company employed approximately 230 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages at May 15, 2001 are as follows:



NAME                                         AGE                    POSITION
Franklin E. Crail ......................      59      Chairman of the Board, President and
                                                        Director
Bryan J. Merryman ......................      40      Chief Operating Officer, Chief Financial
                                                        Officer, Treasurer and Director
Edward L. Dudley .......................      37      Vice President - Sales and Marketing
Jay B. Haws ............................      51      Vice President - Creative Services
Virginia M. Perez ......................      63      Corporate Secretary

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

Mr. Haws joined the Company in August 1991 as Vice President of Creative Services. Since 1981, Mr. Haws had been closely associated with the Company both as a franchisee and marketing/graphic design consultant. From 1986 to 1991 he operated two Rocky Mountain Chocolate Factory franchises located in San Francisco, California. From 1983 to 1989 he served as Vice President of Marketing for Image Group, Inc., a marketing communications firm based in Northern California. Concurrently, Mr. Haws was co-owner of two other Rocky Mountain Chocolate Factory franchises located in Sacramento, and Walnut Creek California. From 1973 to 1983 he was principal of Jay Haws and Associates, an advertising and graphic design agency. Mr. Haws holds a B.A. in graphics design and communication from California State University.

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

                               ITEM 2. PROPERTIES

The Company's manufacturing operations and corporate headquarters are located at its 58,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2001, the Company's factory produced approximately 2.03 million pounds of chocolate candies, a 1.0% increase over the approximately 2.01 million pounds produced in fiscal 2000. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of April 30, 2001, all of the 8 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At April 30, 2001, the Company was the primary lessee at 46 of its 213 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of the Company's rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company's business or financial condition.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado 10:00 a.m., local time, on July 14, 2000.

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

Out of a total of 1,956,784 shares of the Company's common stock outstanding and entitled to vote, 1,639,546 shares were present in person or by proxy, representing approximately 83.6 percent of the outstanding shares. The matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of Franklin E. Crail, Bryan J. Merryman, Gerald
A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle as directors of the Company. No nominee received less than 83% of the shares voted.

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

On January 19, 2001 and January 26, 2001 the Company purchased 38,000 and 8,000 shares, respectively, of the Company's issued and outstanding common stock at $5.0625 per share.

The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low bid information for the Common Stock as quoted on Nasdaq for each quarter of fiscal years 2001 and 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


FISCAL YEAR ENDED FEBRUARY 28, 2001                            HIGH         LOW
First Quarter                                                 $5.750      $3.375
Second Quarter                                                 5.125       3.813
Third Quarter                                                  4.063       3.125
Fourth Quarter                                                 5.250       3.125

FISCAL YEAR ENDED FEBRUARY 29, 2000                            HIGH         LOW
First Quarter                                                 $6.688      $3.000
Second Quarter                                                 6.375       5.250
Third Quarter                                                  6.125       3.625
Fourth Quarter                                                 5.875       4.000

On May 15, 2001 the closing bid price for the Common Stock as reported on the Nasdaq Stock Market was $6.55.

(b)  HOLDERS

On May 15, 2001 there were approximately 440 record holders of the Company's Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

(c)  DIVIDENDS

The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends for the foreseeable future. Any future earnings will be retained for use in the Company's business.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 1997 through 2001, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (Amounts in thousands, except per share data)




                         YEARS ENDED FEBRUARY 28 or 29,


SELECTED STATEMENT OF
    OPERATIONS DATA                            1997           1998           1999          2000          2001
    Total revenues                          $ 22,281       $ 23,764       $ 26,233      $ 24,647      $ 22,572
    Operating income (loss)                   (1,026)         2,599          1,319         2,662         3,105
    Income (loss) from continuing
      operations                              (1,010)         1,260            421         1,057         1,556
    Income (loss) from discontinued
      operations (net of income taxes)          (356)        (1,020)            --            --            --
    Net income (loss)                       $ (1,366)      $    240       $    421      $  1,057      $  1,556

BASIC EARNINGS (LOSS) PER
    COMMON SHARE
    Continuing Operations                   $   (.35)      $    .43       $    .16      $    .41      $    .77
    Discontinued Operations                     (.12)          (.35)            --            --            --
    Net Income (loss)                       $   (.47)      $    .08       $    .16      $    .41      $    .77

DILUTED EARNINGS (LOSS) PER
    COMMON SHARE
    Continuing Operations                   $   (.35)      $    .43       $    .16      $    .41      $    .77
    Discontinued Operations                     (.12)          (.35)            --            --            --
    Net Income (loss)                       $   (.47)      $    .08       $    .16      $    .41      $    .77
    Weighted average common shares
      outstanding                              2,908          2,913          2,665         2,581         2,026
    Weighted average common shares
      outstanding, assuming dilution           2,908          2,930          2,677         2,597         2,031

SELECTED BALANCE SHEET DATA
    Working capital                         $  2,664       $  3,949       $  1,558      $  1,589      $  1,249
    Total assets                              18,666         19,868         18,652        16,440        15,042
    Long-term debt                             5,737          5,993          5,250         3,774         3,297
    Stockholders' equity                       9,779         10,019          8,509         8,433         7,062

SUPPLEMENTAL INFORMATION
    Earnings Before Interest, Taxes,
       Depreciation and Amortization
       (EBITDA)                             $  2,195       $  3,934       $  2,951      $  4,225      $  4,255

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

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

Results Summary

The Company posted record earnings per share in fiscal 2001. Earnings per share increased 88% from $.41 in fiscal 2000 to $.77 in fiscal 2001. Costs associated with Whitman Candies, Inc.'s unsolicited tender offer negatively impacted earnings per share by approximately $.10 in fiscal 2000. Revenues decreased 8.4% from fiscal 2000 to fiscal 2001. Operating income increased 16.6% from $2.7 million in fiscal 2000 to $3.1 million in fiscal 2001. Net income increased 47.3% from $1.1 million in fiscal 2000 to $1.6 million in fiscal 2001. Net income, as adjusted to exclude the costs associated with Whitman's tender offer, increased 18.4% from $1.3 million in fiscal 2000 to $1.6 million in fiscal 2001.

Revenues



($'s in thousands)                 2001           2000          Change            % Change
Factory Sales                   $11,933.5      $11,036.9      $   896.6             8.1%
Retail Sales                      7,049.4       10,315.5       (3,266.1)          (31.7%)
Royalty and Marketing Fees        3,141.9        2,963.0          178.9             6.0%
Franchise Fees                      447.0          331.4          115.6            34.9%
Total                           $22,571.8      $24,646.8      $(2,075.0)           (8.4%)

Factory Sales

Factory sales increased 8.1%, or $897,000, to $11.9 million in fiscal 2001 from $11.0 million in fiscal 2000. This increase was due primarily to an increase in the number of franchised stores in operation during fiscal 2001 versus fiscal 2000. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 2.0% in fiscal 2001 versus fiscal 2000.

Retail Sales

Retail sales decreased $3.3 million, or 31.7%, to $7.0 million in fiscal 2001 compared to $10.3 million in fiscal 2000. This decrease resulted primarily from a decrease in the number of Company-owned stores from 34 as of February 29, 2000 to 14 as of February 28, 2001 and a 4.3% decrease in same store sales.

In fiscal 2002, the Company plans to complete phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company plans to sell to new or existing franchisees all viable Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado. The Colorado Stores are excluded because these stores will be used to test sales, marketing, design and operational initiatives.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $179,000 or 6.0%, to $3.14 million in fiscal 2001, compared to $2.96 million in fiscal 2000. This increase resulted from an increase in the number of units in operation from 166 in fiscal 2000 to 180 in fiscal 2001 partially offset by a decrease in same store sales of 3.9%. Franchise fee revenues increased $116,000 in fiscal 2001 compared to fiscal 2000 due to an increase in the number of new franchises sold.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 53.7% in fiscal 2001 versus 52.6% in fiscal 2000. This increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in Company-owned store margins from 58.7% in fiscal 2000 to 58.0% in fiscal 2001. Factory margins increased to 39.4% in fiscal 2001 from 36.8% in fiscal 2000. This improvement was due in part to certain changes to the Company's manufacturing processes and cost structure.

Franchise Costs

Franchise costs increased $146,000, or 15.0%, in fiscal 2001 compared to fiscal 2000. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 31.3% in fiscal 2001 from 29.7% in fiscal 2000. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise support costs partially offset by a 8.9% increase in income from franchise fees and royalty and marketing fees.

Sales & Marketing

Sales and Marketing costs decreased 12.5% to $1.2 million in fiscal 2001 from $1.3 million in fiscal 2000. This decrease is due to the de-emphasizing of new channel sales efforts and an overall planned decrease in sales and marketing costs.

General and Administrative

General and administrative expenses increased 18.7% to $2.1 million in fiscal 2001 from $1.8 million in fiscal 2000, primarily as a result of increased bad debt expense. As a percentage of total revenues, general and administrative expense increased to 9.1% in fiscal 2001 from 7.1% in fiscal 2000.

Retail Operating Expenses

Retail operating expenses decreased to $3.7 million in fiscal 2001 from $5.1 million in fiscal 2000; a decrease of 26.8%. This decrease resulted primarily from a decrease in the number of Company-owned stores from 34 at February 29, 2000 to 14 at February 28, 2001. Retail operating expenses, as a percentage of retail sales, increased to 53.1% in fiscal 2001 compared to 49.5% in fiscal 2000 due to the decrease in same store sales of 4.3%.

Depreciation and Amortization

Depreciation and amortization decreased 26.4% to $1.15 million in fiscal 2001 from $1.56 million in fiscal 2000. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores and fewer fixtures used in outside channels.

Other Expense

Other expense of $566,000 incurred in fiscal 2001 decreased 39.7% from the $939,000 incurred in fiscal 2000. This decrease was due primarily to non-recurring costs of approximately $420,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999. These non-recurring expenses reduced earnings per share by approximately $.10 in fiscal 2000. This decline was partially offset by increased interest expense on higher average amounts of outstanding short-term debt.

Income Tax Expense

The Company's effective income tax rate in fiscal 2001 and fiscal 2000 was 38.7%.

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

Revenues


($'s in thousands)                 2000          1999           Change           % Change
Factory Sales                   $11,036.9      $11,433.3      $  (396.4)           (3.5%)
Retail Sales                     10,315.5       11,759.7       (1,444.2)          (12.3%)
Royalty and Marketing Fees        2,963.0        2,919.6           43.4             1.5%
Franchise Fees                      331.4          119.9          211.5           176.4%
Total                           $24,646.8      $26,232.5      $(1,585.7)           (6.0%)

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

Retail Sales

Retail sales decreased approximately $1.4 million, or 12.3%, to $10.3 million in fiscal 2000, compared to $11.8 million in fiscal 1999. This decrease resulted primarily from a decrease in the number of Company-owned stores from 42 as of February 28, 1999 to 34 as of February 29, 2000 and a 5.4% decrease in same store sales.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2001, working capital was $1.2 million compared with $1.6 million as of February 29, 2000, a $400,000 decrease. The decrease in working capital was due primarily to increased short-term borrowings, the proceeds of which were used to purchase shares of the Company's common stock.

Cash and cash equivalent balances decreased from $128,000 as of February 29, 2000 to $87,000 as of February 28, 2001 as a result of cash flows used in financing activities in excess of cash flows generated by operating and investing activities. The Company's current ratio was 1.29 to 1 at February 28, 2001 in comparison with 1.38 to 1 at February 29, 2000.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of February 28, 2001, $1.8 million), and chattel mortgage notes (unpaid balance as of February 28, 2001, $3.0 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $3.0 million credit line, of which $2.45 million was available, secured by substantially all of the Company's assets except retail store assets and is subject to renewal in July, 2001.

During fiscal 2001, the Company financed the sale of eight Company-owned stores for a single franchisee in the amount of approximately $870,000.

For fiscal 2002, the Company anticipates making capital expenditures of approximately $675,000, which will be used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations and available bank lines of credit will be sufficient to fund capital expenditures and working capital requirements for fiscal 2002.


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

As of February 28, 2001, $223,000 of the Company's long-term debt was subject to a variable interest rate. Assuming that this principal amount did not change during fiscal 2002, other than as a result of scheduled principal reductions, and assuming that the average effective interest rate in effect on this debt for 2002 increased by one percent as compared to the average effective interest rate in effect during 2001, the Company would incur an additional $1,200 in interest expense in 2002, as compared to 2001, and would experience a corresponding reduction in cash flow. A decrease in the average interest rate in effect on this debt during 2002 would result in a corresponding decrease in interest expense and an increase in cash flow.

The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of February 28, 2001, $550,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

                          ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
Report of Independent Certified Public Accountants                          26

Statements of Income                                                        27

Balance Sheets                                                              28

Statements of Changes in Stockholders Equity                                29

Statements of Cash Flows                                                    30

Notes to Financial Statements                                               31

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.


We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2001 and February 29, 2000, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Dallas, Texas
April 27, 2001

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME



                                                FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                              2001               2000               1999
REVENUES
   Sales                                 $ 18,982,948       $ 21,352,411       $ 23,193,011
   Franchise and royalty fees               3,588,889          3,294,403          3,039,517
   Total revenues                          22,571,837         24,646,814         26,232,528

COSTS AND EXPENSES
   Cost of sales                           10,190,091         11,235,252         12,706,474
   Franchise costs                          1,123,506            977,087          1,101,092
   Sales & marketing                        1,170,636          1,337,818          1,644,320
   General and administrative               2,090,579          1,761,779          1,821,582
   Retail operating                         3,742,140          5,109,772          6,008,416
   Provision for store closures                    --                 --            123,903
   Depreciation and amortization            1,149,590          1,562,632          1,508,111
   Total costs and expenses                19,466,542         21,984,340         24,913,898

OPERATING INCOME                            3,105,295          2,662,474          1,318,630

OTHER INCOME (EXPENSE)
   Interest expense                          (660,620)          (573,379)          (698,557)
   Cost of unsolicited tender offer                --           (419,954)                --
   Interest income                             94,298             54,454             67,080
   Other, net                                (566,322)          (938,879)          (631,477)

INCOME FROM OPERATIONS BEFORE
   INCOME TAXES                             2,538,973          1,723,595            687,153


INCOME TAX EXPENSE                            982,585            667,030            265,725

NET INCOME                               $  1,556,388       $  1,056,565       $    421,428

BASIC EARNINGS PER
  COMMON SHARE                           $        .77       $        .41       $        .16

DILUTED EARNINGS PER
  COMMON SHARE                           $        .77       $        .41       $        .16

WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING                               2,026,075          2,580,604          2,665,567
DILUTIVE EFFECT OF EMPLOYEE
  STOCK OPTIONS                                 5,418             16,441             11,776
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, ASSUMING DILUTION           2,031,493          2,597,045          2,677,343


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS


                                                                 AS OF FEBRUARY 28 or 29,
                                                                2001               2000
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                $     87,301       $    128,192
   Accounts receivable, less allowance for doubtful
     accounts of $59,342 and $139,912                          2,161,457          1,931,187
   Notes receivable                                              135,768            263,138
   Refundable income taxes                                        37,574             76,689
   Inventories                                                 2,800,128          3,084,392
   Deferred income taxes                                         113,906            188,999
   Other                                                         270,714             87,785
   Total current assets                                        5,606,848          5,760,382

PROPERTY AND EQUIPMENT, NET                                    6,820,377          8,976,014

OTHER ASSETS
   Notes receivable, less allowance for doubtful notes
     of $143,202 and $0                                        1,212,572             55,343
   Goodwill, less accumulated amortization of $614,603
     and $584,397                                                915,397          1,277,603
   Other                                                         486,869            370,514
   Total other assets                                          2,614,838          1,703,460

   Total assets                                             $ 15,042,063       $ 16,439,856


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Current maturities of long-term debt                     $  1,556,800       $  1,930,700
   Line of credit                                                550,000             75,000
   Accounts payable                                            1,065,210          1,055,910
   Accrued salaries and wages                                  1,006,630            653,209
   Other accrued expenses                                        179,425            456,300
   Total current liabilities                                   4,358,065          4,171,119

LONG-TERM DEBT, LESS CURRENT MATURITIES                        3,297,340          3,773,851

DEFERRED GAIN ON SALE OF ASSETS                                  192,246                 --

DEFERRED INCOME TAXES                                            131,985             61,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.03 par value; 7,250,000 shares
     authorized; 1,923,284 and 2,386,879 shares issued
     and outstanding                                              57,698             71,606
   Additional paid-in capital                                  2,926,612          5,879,753
   Retained earnings                                           4,246,864          2,690,476
   Less notes receivable from officers and directors            (168,747)          (208,746)
   Total stockholders' equity                                  7,062,427          8,433,089

   Total liabilities and stockholders' equity               $ 15,042,063       $ 16,439,856


        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                              FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                                                          2001                 2000                 1999
COMMON STOCK

   Balance at beginning of year                                        $   71,606           $   77,988           $   87,373
   Repurchase and retirement of common stock                              (14,808)              (6,404)             (10,080)
   Issuance of common stock                                                   360                    4                    5
   Exercise of stock options                                                  540                   18                  690
   Balance at end of year                                                  57,698               71,606               77,988

NOTES RECEIVABLE FROM OFFICERS AND
DIRECTORS
   Balance at beginning of year                                          (208,746)            (248,745)                   -
   Issuance of note                                                             -                    -             (248,745)
   Reduction of notes                                                      39,999               39,999                    -
   Balance at end of year                                                (168,747)            (208,746)            (248,745)

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                                         5,879,753            7,046,032            8,719,604
   Repurchase and retirement of common
     stock                                                             (3,065,491)          (1,169,805)          (1,754,331)
   Issuance of common stock                                                49,640                  844                  699
   Exercise of stock options                                               62,710                2,682               80,060
   Balance at end of year                                               2,926,612            5,879,753            7,046,032

RETAINED EARNINGS
   Balance at beginning of year                                         2,690,476            1,633,911            1,212,483
   Net income                                                           1,556,388            1,056,565              421,428
   Balance at end of year                                               4,246,864            2,690,476            1,633,911

TOTAL STOCKHOLDERS' EQUITY                                             $7,062,427           $8,433,089           $8,509,186

COMMON SHARES
   Balance at beginning of year                                         2,386,879            2,599,599            2,912,449
   Repurchase and retirement of common
     stock                                                               (493,595)            (213,470)            (336,000)
   Issuance of common stock                                                12,000                  150                  150
   Exercise of stock options                                               18,000                  600               23,000
   Balance at end of year                                               1,923,284            2,386,879            2,599,599



        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS



                                                             FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                                            2001              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 1,556,388       $ 1,056,565       $   421,428
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                          1,149,590         1,562,632         1,508,111
   Provision for doubtful accounts                          125,202            11,589           120,000
   Asset impairment and store closure
     losses                                                      --                --           123,903
   (Gain) Loss on sale of assets                            (29,875)           77,148           (11,420)
   Changes in operating assets and
     liabilities:
   Accounts and notes receivable                           (485,353)           45,767           117,806
   Refundable income taxes                                   39,115           306,822            99,937
   Inventories                                              284,264           192,158          (708,584)
   Other assets                                            (182,929)          (13,958)           29,368
   Accounts payable                                           9,300           (11,076)         (229,783)
   Income taxes payable                                    (120,463)          120,463                --
   Deferred income taxes                                    145,281           213,020          (461,318)
   Accrued liabilities                                       (8,649)          (48,112)         (223,533)
   Net cash provided by operating
     activities of continuing operations                  2,481,871         3,513,018           785,915

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                           1,495,670           503,644            39,300
   Sale (purchase) of other assets                         (199,523)             (785)           58,054
   Purchase of property and equipment                      (466,448)         (870,112)       (1,383,718)
   Net cash provided by (used in) investing
     activities                                             829,699          (367,253)       (1,286,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line of credit                             475,000          (825,000)          900,000
   Proceeds from long-term debt                           1,232,247           509,081         2,022,456
   Payments on long-term debt                            (2,082,658)       (1,885,299)       (2,067,860)
   Loans to officers and directors                               --                --          (248,745)
   Reduction of loan from former officer                     39,999            39,999                --
   Proceeds from exercise of stock options                   63,250             2,700            80,750
   Repurchase and redemption of common
     stock                                               (3,080,299)       (1,176,209)       (1,764,410)
   Net cash used in financing activities                 (3,352,461)       (3,334,728)       (1,077,809)

   NET CASH PROVIDED BY DISCONTINUED
     OPERATIONS                                                  --                --           100,032
   NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                            (40,891)         (188,963)       (1,478,226)
   CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                128,192           317,155         1,795,381
   CASH AND CASH EQUIVALENTS AT END OF YEAR             $    87,301       $   128,192       $   317,155




        The accompanying notes are an integral part of these statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company's revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees' sales; and sales at Company-owned stores of chocolates and other confectionery products.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Vulnerability Due to Certain Concentrations

The Company's stores are concentrated (45%) in the factory outlet mall environment. At April 30, 2001, 4 Company-owned stores and 95 franchise stores of 221 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment and to changes in the level of construction of additional, new factory outlet mall locations.

As of April 30, 2001, the Company had long-term notes receivable of approximately $1.3 million due from a single franchisee resulting from the Company financing the sale of thirteen Company-owned stores. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to change in the cash flow from these locations.

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

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year of 2,026,075, 2,580,604 and 2,665,567 for the fiscal years ended February 28 (29), 2001, 2000 and 1999. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. Incremental shares assumed issued on the exercise of common stock options during the fiscal years ended February 28 (29), 2001, 2000 and 1999 were 5,418, 16,441 and 11,776.
During 2001, 2000 and 1999, 220,000, 211,000 and 129,000 stock options were excluded from diluted shares as their affect was anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term investments in money market funds, other liquid assets, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

Reclassifications

Certain reclassifications have been made to prior years' financial statements in order to conform with the presentation of the February 28, 2001 financial statements.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28 or 29:



                                                         2001             2000
Ingredients and supplies                              $1,312,014      $1,490,813
Finished candy                                         1,488,114       1,593,579
                                                      $2,800,128      $3,084,392

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:



                                                       2001              2000
Land                                                $   513,618      $   513,618
Building                                              3,723,086        3,681,808
Machinery and equipment                               6,493,850        7,590,205
Furniture and fixtures                                1,127,023        2,127,282
Leasehold improvements                                  832,148        1,611,785
Transportation equipment                                205,539          199,639
                                                     12,895,264       15,724,337

Less accumulated depreciation                         6,074,887        6,748,323

Property and equipment, net                         $ 6,820,377      $ 8,976,014


NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2001 the Company had a $3,000,000 line of credit from a bank, collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventory. Interest on borrowings is at prime (8.5% at February 28, 2001). At February 28, 2001, $2,450,000 was available for borrowings under the line of credit. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. The credit line is subject to renewal in July, 2001.



Long-Term Debt

Long-term debt consists of the following at February 28 or 29:


                                                                                       2001              2000

Real estate mortgage note payable in monthly installments of $17,490 through
April, 2016 including interest at 8.25% per annum, collateralized by land and factory building. Interest adjusted to prime in May, 2001 and every five years
thereafter until maturity in April 2016                                              $1,806,468      $1,875,134

Chattel mortgage note payable in monthly installments of $10,500 through March,
2001 including interest at 8.25% per annum, collateralized by machinery,
equipment, furniture and fixtures                                                            --          98,171

Chattel mortgage note payable in monthly installments of $12,359 through April,
2002 including interest at 8.25% per annum, collateralized by equipment                 164,421         293,330


Chattel mortgage note payable in monthly installments of $25,268 through April,
2003 including interest at 8.94% per annum, collateralized by machinery,
equipment, furniture and fixtures.                                                      $596,015      $834,243

Chattel mortgage note payable in monthly installments of $5,472 through January,
2002 including interest at 10.36% per annum, collateralized by machinery,
equipment, furniture and fixtures.                                                       57,188       113,707

Chattel mortgage note payable in monthly installments of $27,632 through April,
2001 including interest at 7.9% per annum, collateralized by machinery,
equipment, furniture and fixtures.                                                       54,723       368,398

Chattel mortgage note payable in monthly installments of $10,177 through
October, 2001 including interest at 10.35% per annum, collateralized by
machinery, equipment, furniture and fixtures.                                            78,341       186,204

Chattel mortgage notes payable in monthly principal installments of $37,881 through April, 2002 plus interest at LIBOR plus 2.85% (8.42% at February 28,
2001), collateralized by equipment, furniture and fixtures.                             223,283       760,803

Chattel mortgage note payable in monthly installments of $7,828 through
November, 2001 including interest at 7.95% per annum, collateralized by
equipment, furniture and fixtures.                                                       68,177       153,000

Chattel mortgage note payable in monthly installments of $454 through October,
2003 including interest at 7.91% per annum, collateralized by equipment.                 13,070        17,304

Chattel mortgage note payable in quarterly installments of $51,240 through
January, 2002, and a final installment of $34,160 April, 2002, including
interest at 6.73% per annum collateralized by equipment, furniture and fixtures.        227,975       495,176

Chattel mortgage note payable in monthly installments of $8,002 through
February, 2003 including interest at 8.75% per annum, collateralized by computer
equipment.                                                                              175,938       252,573

Chattel mortgage note payable in monthly installments of $5,294 through
February, 2005 including interest at 8.75% per annum, collateralized by
machinery and equipment.                                                                214,100       256,508

Chattel mortgage note payable in monthly installments of $2,832 through January,
2006 including interest at 8.5% per annum, collateralized by machinery and
equipment.                                                                              136,920            --


Chattel mortgage note payable in monthly installments of interest only through
May, 2001 and $31,685 thereafter through April, 2002 including interest at 8.75%
per annum with the balance outstanding due May, 2002, collateralized by
substantially all business assets.                                                    $1,000,000      $       --

Note payable in monthly installments of $5,497 through September, 2001 including
interest at 7.59% per annum.                                                              37,521              --



                                                                                       4,854,140       5,704,551
Less current maturities                                                                1,556,800       1,930,700
                                                                                      $3,297,340      $3,773,851





Maturities of long-term debt are as follows for the years ending February 28 or 29:


                    2002           $1,556,800
                    2003            1,363,080
                    2004              211,871
                    2005              171,648
                    2006              118,606
                    Thereafter      1,432,135
                                   $4,854,140


Additionally, the line of credit and certain term debt are subject to various financial ratio and leverage covenants. At February 28, 2001 the Company was in violation of the Tangible Net Worth covenant, for which it has received a waiver.


NOTE 5 - OPERATING LEASES

The Company conducts its retail operations in facilities leased under five to ten year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:


                    2002           $  343,237
                    2003              258,502
                    2004              178,351
                    2005              136,750
                    2006               86,037
                    Thereafter         34,500
                                   $1,037,377

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



                   2002                      $  971,938
                   2003                         669,112
                   2004                         426,407
                   2005                         265,100
                   2006                         183,273
                   Thereafter                    83,024
                                             $2,598,854


The following is a schedule of lease expense for all operating leases for the three years ended February 28 or 29:



                                    2001              2000             1999
Minimum rentals                 $ 1,860,783       $ 2,237,464       $ 2,316,508
Less sublease rentals            (1,186,307)       (1,336,496)       (1,239,663)
Contingent rentals                   22,030            49,426            35,150
                                $   696,506       $   950,394       $ 1,111,995


NOTE 6 - INCOME TAXES

Income tax expense (benefit) relating to continuing operations is comprised of the following for the years ending February 28 or 29:



                                           2001           2000            1999
Current
  Federal                               $ 761,667      $ 374,704      $ 240,834
  State                                    75,637         79,306         25,183
Total Current                             837,304        454,010        266,017

Deferred
  Federal                                 128,539        175,810           (264)
  State                                    16,742         37,210            (28)
Total Deferred                            145,281        213,020           (292)
Total                                   $ 982,585      $ 667,030      $ 265,725


A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 29 or 28:



                                                       2001       2000       1999
Statutory rate                                         34.0%      34.0%      34.0%
Goodwill amortization                                    .3%        .5%       1.2%
State income taxes, net of federal benefit              2.2%       3.0%       2.4%
Other                                                   2.2%       1.2%       1.1%
Effective Rate                                         38.7%      38.7%      38.7%

The components of deferred income taxes at February 29 or 28 are as follows:



           Deferred Tax Assets                                                              2001                2000
             Allowance for doubtful accounts and notes                                  $    78,385         $    54,146
             Inventories                                                                     36,620               4,010
             Accrued compensation                                                            54,320              73,201
             Loss provisions                                                                160,436             583,729
             Tax credit carryforward                                                              -               7,433
             Deferred lease rentals                                                           2,821              13,786
             Other                                                                            4,875              29,471
                                                                                            337,457             765,776
           Deferred Tax Liability - Depreciation                                           (355,536)           (638,574)
           Net deferred tax asset (liability)                                           $   (18,079)        $   127,202

NOTE 7 - STOCK REPURCHASE

Between March 6, 2001 and April 19, 2001, the Company repurchased 69,716 Company shares at an average price of $6.06 per share. Of the shares repurchased during this time period, 19,000 were repurchased from employees.

In January 2001 the Company repurchased 46,000 Company shares at an average price of $5.06 per share.

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

NOTE 8 - STOCK OPTION PLANS

Under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan"), options to purchase 215,000 shares of the Company's common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Options representing the right to purchase 46,000 shares of the Company's common stock remained outstanding under the 1985 Plan at February 28, 2001.

Under the 1995 Stock Option Plan (the "1995 Plan"), the Nonqualified Stock Option Plan for Nonemployee Directors (the "Director's Plan")and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the "2000 Director's Plan"), options to purchase up to 250,000, 90,000 and 60,000 shares, respectively, of the Company's common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan and the Director's Plan. Options granted may not have a term exceeding five years under the 2000 Director's Plan. Options representing the right to purchase 181,000, 20,000 and 40,000 shares of the Company's common stock were outstanding under the 1995 Plan, the

Director's Plan, and the 2000 Director's Plan, respectively, at February 28, 2001. Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised, in June 2002 through March 2010.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
123). In accordance with those provisions, the Company applies APB opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and diluted income per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28 or 29(in 000's except per share amounts):



                                             2001           2000            1999
Net Income - as reported                   $   1,556      $   1,057      $     421
Net Income - pro forma                         1,427            862            362
Basic Income per Share-as reported               .77            .41            .16
Diluted Income per Share-as reported             .77            .41            .16
Basic Income per Share-pro forma                 .70            .33            .14
Diluted Income per Share-pro forma               .70            .33            .14


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:



                                                            2001      2000        1999
Expected dividend yield                                     0%         0%          0%
Expected stock price volatility                            50%        65%         65%
Risk-free interest rate                                   6.5%       6.5%        6.0%
Expected life of options                                    7 years    5 years     7 years


Information with respect to options outstanding under the Plans at February 28, 2001, and changes for the three years then ended was as follows:


                                                                     2001

                                                                        Weighted Average
                                                             Shares      Exercise Price
Outstanding at beginning of year                             296,000       $   6.68
Granted                                                       10,000           4.00
Exercised                                                    (18,000)          3.51
Forfeited                                                     (1,000)          7.75

Outstanding at end of year                                   287,000       $   6.78

Options exercisable at February 28, 2001                     185,800       $   7.64




                                                                     2000

                                                                        Weighted Average
                                                                         Exercise Price
                                                             Shares
Outstanding at beginning of year                             241,000       $   7.91
Granted                                                      115,000           5.12
Exercised                                                       (600)          4.50
Forfeited                                                    (59,400)          8.66
Outstanding at end of year                                   296,000       $   6.68

Options exercisable at February 29, 2000                     174,200       $   7.62

                                                                            1999
                                                                      Weighted Average
                                                            Shares     Exercise Price
Outstanding at beginning of year                            290,000       $   7.81
Granted                                                     (23,000)          3.51
Forfeited                                                   (26,000)         10.63

Outstanding at end of year                                  241,000       $   7.91

Options exercisable at February 28, 1999                    141,800       $   9.18

Weighted average fair value per share
of options granted during 2001 and
2000 were $1.87 and $2.89, respectively.
There were no options granted during 1999.

Additional information about stock options outstanding at February 28, 2001 is summarized as follows:





                                                                       Options Outstanding
                                                           Weighted average
                                             Number      remaining contractual       Weighted average
Range of exercise prices                   outstanding           life                exercise price
$4.00 to 4.50                                67,000           6.20 years             $      4.30
$5.12 to 5.875                              140,000           6.51 years                    5.27
$7.50 to 18.00                               80,000           4.13 years                   11.52

                                            287,000


                                                         Options Exercisable
                                                         Number      Weighted average
Range of exercise prices                              Exercisable    exercise price
$4.00 to 4.50                                            47,000      $         4.26
$5.12 to 5.875                                           66,000                5.38
$7.50 to 18.00                                           72,800               11.88

                                                        185,800


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

Inventory Obsolescence

In February 1999, a loss provision was made in the amount of $398,000 to reduce certain inventories to the lower of cost or market. This charge is included in cost of sales in the accompanying statements of income.

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



                            Franchising     Manufacturing        Retail            Other             Total
FY 2001
Total revenues               3,588,889       14,284,080         7,049,421                --        24,922,390
Intersegment revenues               --       (2,350,553)               --                --        (2,350,553)
Revenue from external
    customers                3,588,889       11,933,527         7,049,421                --        22,571,837
Segment profit (loss)        1,324,940        3,876,785           209,779        (2,872,531)        2,538,973
Total assets                 1,853,333        8,547,291         2,597,870         2,043,569        15,042,063
Capital expenditures            44,128          134,740           167,539           120,041           466,448
Total depreciation &
    amortization                86,844          457,629           420,661           184,456         1,149,590

FY 2000
Total revenues               3,294,403       13,716,134        10,315,509                --        27,326,046
Intersegment revenues               --       (2,679,232)               --                --        (2,679,232)
Revenue from external
    customers                3,294,403       11,036,902        10,315,509                --        24,646,814
Segment profit (loss)        1,319,459        3,221,857            69,733        (2,887,454)        1,723,595
Total assets                   773,664        8,850,408         5,004,654         1,811,130        16,439,856
Capital expenditures            51,173          416,398            93,515           309,026           870,112
Total depreciation &
    amortization               172,969          519,938           682,929           186,796         1,562,632

FY 1999
Total revenues               3,039,517       14,737,115        11,759,655                --        29,536,287
Intersegment revenues               --       (3,303,759)               --                --        (3,303,759)
Revenue from external
    customers                3,039,517       11,433,356        11,759,655                --        26,232,528
Segment profit (loss)          806,106        2,990,147            48,936        (3,158,036)          687,153
Total assets                   889,713        8,947,006         6,507,865         2,307,516        18,652,100
Capital expenditures            38,666          720,670           529,172            95,210         1,383,718
Total depreciation &
    amortization               178,575          447,140           666,056           216,340         1,508,111


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

Operating results of the discontinued operation have been reclassified from amounts previously reported and have been reported separately in the statements of income. For the year ended February 28, 1999, the discontinued operation produced approximately $1.1 million of revenue.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:



                                                     2001          2000          1999
Interest paid                                      $666,055      $572,636      $703,953
Income taxes paid                                   918,653        26,725       165,788

Non-Cash Financing Activities:

Company financed sales of retail store assets      $996,493      $     --      $     --

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to 15% of compensation. The Company makes a matching contribution, which vests ratably over a 3 year period, and is 25% of the employee's contribution up to a maximum of 1.5% of the employee's compensation. For fiscal 2001 and 2000, the Company made an additional discretionary contribution by doubling the normal matching. During the years ended February 28 or 29, 2001, 2000, and 1999, the Company's cash contribution was approximately $70,000, $0 and $36,000, respectively, to the plan.

NOTE 14 - STORE SALES

In connection with the Company's plans to phase out its Company-owned stores, the Company sold eighteen Company-owned stores resulting in sales proceeds consisting of cash and notes receivable of approximately $2.3 million and recognized and deferred gains of approximately $542,000 and $193,000, respectively.

At February 28, 2001, the Company has $1,452,000 notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 9.0% to 12.5%. The notes mature from December 2001 to March 2003 and are secured by the assets of the sold stores.

NOTE 15 - SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended February 28 (29), 2001 and 2000:


                                                                 Fiscal Quarter



                                   First            Second           Third           Fourth             Total
2001
Total revenue                   $ 5,237,673      $ 5,585,086      $ 6,339,802      $ 5,409,276       $22,571,837
Gross margin                      2,169,166        2,394,544        2,361,831        1,867,316         8,792,857
Net income                          218,944          504,936          554,123          278,385         1,556,388
Basic earnings per share               0.10             0.26             0.28             0.14              0.77
Diluted earnings per share             0.10             0.26             0.28             0.14              0.77


2000
Total revenue                   $ 5,589,530      $ 6,073,037      $ 7,056,655      $ 5,927,592       $24,646,814
Gross margin                      2,257,182        2,691,405        2,925,075        2,243,497        10,117,159
Net income                           98,433          336,751          435,778          185,603         1,056,565
Basic earnings per share               0.04             0.13             0.17             0.07              0.41
Diluted earnings per share             0.04             0.13             0.17             0.07              0.41

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

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on July 20, 2001 (the "Proxy Statement").

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

                                    PART IV.

                    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       1.  Financial Statements
                                                                       Page

Report of Independent Certified Public Accountants                      26

Statements of Income                                                    27

Balance Sheets                                                          28

Statements of Changes in Stockholders' Equity                           29

Statements of Cash Flows                                                30

Notes to Financial Statements                                           31

       2.  Financial Statement Schedules


                                                                       Page

Report of Independent Certified Public Accountants on Schedules         44

SCHEDULE II - Valuation and Qualifying Accounts                         44


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
    Rocky Mountain Chocolate Factory, Inc.

In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated April 27, 2001, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended February 28, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
April 27, 2001

SCHEDULE II - Valuation and Qualifying Accounts



                                            Balance at    Additions
                                           Beginning of  Charged  to                    Balance at End
                                             Period      Costs & Exp.   Deductions        of Period
Year Ended February 28, 2001
Accounts and Notes Receivable
Allowance                                    139,912      125,202         62,570           202,544

Year Ended February 29, 2000
Accounts Receivable Allowance                259,408       11,589        131,085           139,912

Year Ended February 28, 1999
Accounts Receivable Allowance                214,152      120,000         74,744           259,408

     3. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of the annual report.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 2001.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROCKY MOUNTAIN CHOCOLATE
                                     FACTORY, INC.

                                         /s/ Bryan J. Merryman
                                         ---------------------
                                         BRYAN J. MERRYMAN
                                         Chief Operating Officer,Chief
                                         Financial Officer, Treasurer and
                                         Director

Date: May 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2001                     /s/ Franklin E. Crail
                                       --------------------------------
                                       FRANKLIN E. CRAIL
                                       Chairman of the Board of
                                       Directors, President, and
                                       Director
                                       (principal executive officer)

Date: May 18, 2001                     /s/ Bryan J. Merryman
                                       --------------------------------
                                       BRYAN J. MERRYMAN
                                       Chief Operating Officer, Chief
                                       Financial Officer, Treasurer and
                                       Director
                                       (principal financial and
                                       accounting officer)

Date: May 18, 2001                     /s/ Gerald A. Kien
                                       --------------------------------
                                       GERALD A. KIEN, Director

Date: May 18, 2001                     /s/ Lee N. Mortenson
                                       --------------------------------
                                       LEE N. MORTENSON, Director

Date: May 18, 2001                     /s/ Fred M. Trainor
                                       --------------------------------
                                       FRED M. TRAINOR, Director

Date: May 18, 2001                     /s/ Clyde Wm. Engle
                                       --------------------------------
                                       CLYDE Wm. ENGLE, Director

                                  EXHIBIT INDEX




EXHIBIT                                                                        INCORPORATED BY
NUMBER                        DESCRIPTION                                       REFERENCE TO
-------                       -----------                                      ---------------
3.1                   Articles of Incorporation of the            Exhibit 3.1 to Current Report on Form 8-K of the Registrant
                      Registrant, as amended                      filed on August 1, 1988.

3.2                   By-laws of the Registrant, as amended on    Exhibit 3.2 to the Annual Report on Form 10-K of the
                      November 25, 1997                           Registrant for the fiscal year ended February 28, 1998.

4.1                   Specimen Common Stock Certificate           Exhibit 4.1 to Current Report on Form 8-K of the Registrant
                                                                  filed on August 1, 1988.

4.2                   Term Loan and Credit Agreement dated        Exhibit 4.18 to the Annual Report on Form 10-K of the
                      April 5, 1996 in the amount of $2,000,000   Registrant for the fiscal year ended February 29, 1996.
                      between Norwest Banks and the Registrant

4.3                   Amendments dated February 5, 1997, May 2,   Exhibit 4.12 to the Annual Report on Form 10-K of the
                      1997, and May 22, 1997 to Term Loan and     Registrant for the fiscal year ended February 28, 1997.
                      Credit Agreement dated April 5, 1996 in
                      the amount of $2,000,000 between Norwest
                      Banks and the Registrant

4.4                   Amendments dated December 23, 1997, March   Exhibit 4.4 to the Annual Report on Form 10-K of the
                      9, 1998 & May 6, 1998 to Term Loan and      Registrant for the fiscal year ended February 28, 1998.
                      Credit Agreement dated April 5, 1996 in
                      the amount of $2,000,000 between Norwest
                      Banks and the Registrant

4.5                   Instruments with respect to long-term
                      debt not exceeding 10% of the total
                      assets of the Company have not been
                      filed.  The Company agrees to furnish a
                      copy of such instruments to the
                      Securities and Exchange Commission upon
                      request.

10.1                  Form of Stock Option Agreement for the      Exhibit 10.3 to the Annual Report on Form 10-K of the
                      Registrant*                                 Registrant for the fiscal year ended February 28, 1986.

10.2                  Incentive Stock Option Plan of the          Exhibit 10.2 to the Annual Report on Form 10-K of the
                      Registrant as amended July 27, 1990*        Registrant for the fiscal year ended February 28, 1991.


                                                                               INCORPORATED BY
                              DESCRIPTION                                       REFERENCE TO
                              -----------                                      ---------------
10.3                  Form of Employment Agreement between the    Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed
                      Registrant and its officers*                on May 21, 1999.

10.4                  Current form of franchise agreement used    Exhibit 10.4 to the Annual Report on form 10-K of the
                      by the Registrant                           Registrant for the fiscal year ended February 28, 1999.

10.5                  Form of Real Estate Lease between the       Exhibit 10.7 to Registration Statement on Form S-18
                      Registrant as Lessee and franchisee as      (Registration No. 33-2016-D).
                      Sublessee

10.6                  Form of Nonqualified Stock Option           Exhibit 10.8 to the Annual Report on Form 10-K of the
                      Agreement for Nonemployee Directors for     Registrant for the fiscal year ended February 28, 1991.
                      the Registrant*

10.7                  Nonqualified Stock Option Plan for          Exhibit 10.9 to the Annual Report on Form 10-K of the
                      Nonemployee Directors dated March 20,       Registrant for the fiscal year ended February 28, 1991.
                      1990*

10.8                  1995 Stock Option Plan of the Registrant*   Exhibit 10.9 to Registration Statement on Form S-1
                                                                  (Registration No. 33-62149) filed August 25, 1995.

10.9                  Forms of Incentive Stock Option Agreement   Exhibit 10.10 to Registration Statement on Form S-1
                      for 1995 Stock Option Plan*                 (Registration No. 33-62149) filed on August 25, 1995.

10.10                 Forms of Nonqualified Stock Option          Exhibit 10.11 to Registration Statement on Form S-1
                      Agreement for 1995 Stock Option Plan*       (Registration No. 33-62149) filed on August 25, 1995.

10.11                 Form of Indemnification Agreement between   Exhibit 10.12 to the Annual Report on Form 10-K of the
                      the Registrant and its directors            Registrant for the fiscal year ended February 28, 1998.

10.12                 Form of Indemnification Agreement between   Exhibit 10.13 to the Annual Report on Form 10-K of the
                      the Registrant and its officers             Registrant for the fiscal year ended February 28, 1998.

10.13                 Form of Promissory Note and Stock Pledge    Exhibit 10.14 to the Annual Report on Form 10-K of the
                      Agreement between the Registrant and        Registrant for the fiscal year ended February 28, 1998.
                      certain of its officers and directors


                                                                               INCORPORATED BY
                              DESCRIPTION                                       REFERENCE TO
                              -----------                                      ---------------
10.14                 Asset Purchase Agreement dated June 5,      Exhibit 10.15 to the Annual Report on Form 10-K of the
                      1998 between the Registrant as seller and   Registrant for the fiscal year ended February 28, 1998.
                      Resort Confections, Inc. et al., as
                      purchasers

11.1                  Statement re: computation of per share      Filed herewith.
                      earnings

23.1                  Consent of Independent Public Accountants   Filed herewith.