Form 10-Q
period 2001-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2001-07-13
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

On June 22, 2001 the registrant had outstanding 1,852,568 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 13.

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                                          Three Months Ended May 31,
                                                                           2001                  2000
REVENUES
   Sales                                                               $ 3,163,389           $ 4,429,953
   Franchise and royalty fees                                            1,069,385               807,720
   Total revenues                                                        4,232,774             5,237,673

COSTS AND EXPENSES
   Cost of sales                                                         1,885,997             2,260,787
   Franchise costs                                                         321,407               259,789
   Sales and marketing                                                     287,376               287,740
   General and administrative                                              516,263               452,767
   Retail operating                                                        358,824             1,153,265
   Depreciation and amortization                                           224,358               327,266
   Total costs and expenses                                              3,594,225             4,741,614

INCOME FROM OPERATIONS                                                     638,549               496,059

OTHER INCOME (EXPENSE)
   Interest expense                                                       (119,024)             (148,859)
   Interest income                                                          44,520                 9,969
   Other, net                                                              (74,504)             (138,890)

INCOME BEFORE INCOME TAXES                                                 564,045               357,169

PROVISION FOR INCOME TAXES                                                 213,210               138,225

NET INCOME                                                             $   350,835           $   218,944

BASIC EARNINGS PER COMMON SHARE                                        $       .19           $       .10
DILUTED EARNINGS PER COMMON SHARE                                      $       .18           $       .10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               1,878,086             2,243,913
DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                                   54,098                13,837
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION            1,932,184             2,257,750


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                                           May 31,              February 28,
                                                                            2001                   2001
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $     60,760           $     87,301
   Accounts receivable, less allowance for
      doubtful accounts of $53,389 and $59,342                             1,940,524              2,161,457
   Notes receivable                                                          410,374                135,768
   Refundable income taxes                                                      --                   37,574
   Inventories                                                             2,832,986              2,800,128
   Deferred income taxes                                                     113,906                113,906
   Other                                                                     374,595                270,714
   Total current assets                                                    5,733,145              5,606,848

PROPERTY AND EQUIPMENT, NET                                                6,297,017              6,820,377

OTHER ASSETS
   Notes receivable, less allowance for
      doubtful notes of $205,248 and $143,202                              2,283,108              1,212,572
   Goodwill, less accumulated amortization
      of $644,005 and $614,603                                               885,995                915,397
   Other                                                                     510,462                486,869
   Total other assets                                                      3,679,565              2,614,838

Total assets                                                            $ 15,709,727           $ 15,042,063

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                                 $  2,074,300           $  1,556,800
   Line of credit                                                          1,745,000                550,000
   Accounts payable                                                          791,612              1,065,210
   Accrued salaries and wages                                                565,402              1,006,630
   Other accrued expenses                                                    433,783                179,425
   Total current liabilities                                               5,610,097              4,358,065

LONG-TERM DEBT, LESS CURRENT MATURITIES                                    2,333,843              3,297,340

DEFERRED GAIN ON SALE OF ASSETS                                              578,493                192,246

DEFERRED INCOME TAXES                                                        131,985                131,985

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.03 par value;  7,250,000 shares authorized;
     1,857,568 and 1,923,284 issued and outstanding                           55,727                 57,698
   Additional paid-in capital                                              2,521,880              2,926,612
   Retained earnings                                                       4,597,699              4,246,864
   Less notes receivable from employees and directors                       (119,997)              (168,747)
   Total stockholders' equity                                              7,055,309              7,062,427

Total liabilities and stockholders' equity                              $ 15,709,727           $ 15,042,063


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             May 31,
                                                                    2001                  2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $   350,835           $   218,944
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                  224,358               327,266
     Provision for doubtful accounts                                 62,046                  --
     (Gain) loss on sale of property and equipment                 (124,646)                   90
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                 (146,252)              (65,271)
     Refundable income taxes                                         37,574                13,648
     Inventories                                                    (57,858)             (134,993)
     Other assets                                                  (103,881)             (119,080)
     Accounts payable                                              (273,598)              (14,941)
     Accrued liabilities                                           (196,250)              (38,780)
   Net cash provided by (used in) operating activities             (227,672)              186,883

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                     181,100               676,850
   Purchases of property and equipment                             (342,291)             (223,835)
   Increase in other assets                                         (28,728)              (57,400)
   Net cash provided by (used in) investing activities             (189,919)              395,615

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                      50,400             1,093,240
   Payments on long-term debt                                      (496,397)             (578,737)
   Proceeds from line of credit                                   2,430,000             3,670,000
   Payments on line of credit                                    (1,235,000)           (1,870,000)
   Repurchase of stock                                             (422,703)           (2,840,618)
   Reduction of loan from officer                                    48,750                  --
   Proceeds from exercise of stock options                           16,000                31,250
   Net cash provided by (used in) financing activities              391,050              (494,865)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (26,541)               87,633

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       87,301               128,192

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    60,760           $   215,825


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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2001 and 2000, 80,000 and 221,000 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                        May 31, 2001       February 28, 2001
  Ingredients and supplies                             $  1,174,232          $  1,312,014
  Finished candy                                          1,658,754             1,488,114
                                                       $  2,832,986          $  2,800,128

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                      May 31, 2001         February 28, 2001
Land                                                  $    513,618            $   513,618
Building                                                 3,708,027              3,723,086
Machinery and equipment                                  6,426,220              6,493,850
Furniture and fixtures                                     584,682              1,127,023
Leasehold improvements                                     417,984                832,148
Transportation equipment                                   271,044                205,539
                                                        11,921,575             12,895,264

Less accumulated depreciation                            5,624,558              6,074,887

Property and equipment, net                            $ 6,297,017            $ 6,820,377

NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                          Three Months Ended
                                                                May 31,
Cash paid (received) for:
                                                      2001                     2000
  Interest                                       $   125,903              $   136,436
  Income taxes                                          (861)                  88,141

Non-Cash Financing Activities
   Company financed sales of retail store
     assets                                      $ 1,039,500              $    50,000


NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments:
Franchising, Manufacturing and Retail stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 28, 2001. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended              Franchising         Manufacturing             Retail               Other                  Total
May 31, 2001
Total revenues                   1,069,385            2,867,067               577,842                  --               4,514,294
Intersegment revenues                 --               (281,520)                 --                    --                (281,520)
Revenue from external
 customers                       1,069,385            2,585,547               577,842                  --               4,232,774
Segment profit (loss)              548,308              762,012              (102,356)             (643,919)              564,045
Total assets                     3,139,094            8,815,812             1,517,253             2,237,568            15,709,727
Capital expenditures                15,438               63,864                29,893               233,096               342,291
Total depreciation &
 amortization                       18,272              107,831                49,154                49,101               224,358

Three Months Ended
May 31, 2000

Total revenues                     807,720            2,947,759             1,999,027                  --               5,754,506
Intersegment revenues                 --               (516,833)                 --                    --                (516,833)
Revenue from external
 customers                         807,720            2,430,926             1,999,027                  --               5,237,673
Segment profit (loss)              341,616              826,061              (169,349)             (641,159)              357,169
Total assets                       834,235            9,161,686             4,083,310             2,118,233            16,197,464
Capital expenditures                 5,373               82,014               114,622                21,826               223,835
Total depreciation &
 amortization                       24,214              118,110               135,441                49,501               327,266


NOTE 8 - STORE SALES

In connection with the Company's plans to convert its Company-owned stores to franchised-owned stores, the Company sold ten Company-owned stores resulting in sales proceeds consisting of cash and notes receivable of approximately $1.2 million and recognized and deferred gains of $124,000 and $386,000, respectively.

At May 31, 2001, the Company has approximately $2,900,000 in notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 9.0% to 12.5%. The notes mature from December 2001 to March 2003 and are secured by the assets of the sold stores.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors not within the Company's control including the receptivity of its franchise system to its product introductions and promotional programs.

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

Results of Operations

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2000

Net income was $350,800 for the three months ended May 31, 2001, or $.19 per basic share, versus $218,900, or $.10 per basic share, for the three months ended May 31, 2000.

Revenues

                                       Three Months Ended
                                              May 31,                                           %
($'s in thousands)                    2001              2000             Change              Change
Factory sales                       $2,585.6          $2,431.0             154.6               6.4%
Retail sales                           577.8           1,999.0          (1,421.2)            (71.1%)
Franchise fees                         287.1              90.4             196.7             217.6%
Royalty and Marketing fees             782.3             717.3              65.0               9.1%
  Total                             $4,232.8           5,237.7          (1,004.9)            (19.2%)

Factory Sales

Factory sales increased $154,600, or 6.4%, to $2.6 million in the first quarter of fiscal 2002, compared to $2.4 million in the first quarter of fiscal 2001. This increase was due primarily to an increase in the number of franchised stores in operation in the first quarter of fiscal 2002 versus the comparable period last year. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 10% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

Retail Sales

Retail sales decreased $1.4 million, or 71.1%, to $578,000 in the first quarter of fiscal 2002, compared to $2.0 million in the first quarter of fiscal 2001. This decrease resulted primarily from a decrease in the average number of stores in operation in the first quarter of fiscal 2002 (9) versus the same period last year (32).

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $65,000, or 9.1%, to $782,000 in the first quarter of fiscal 2002, compared to $717,000 in the first quarter of fiscal 2001. This increase resulted from growth in the average number of franchised stores in operation in the first quarter of fiscal 2002 versus the same period last year, minimally offset by a decrease in same store sales at franchised stores of .7%. Franchise fee revenues increased in the first quarter of fiscal 2002 due to an increase in the number of franchises sold versus the first quarter of fiscal 2001.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 59.6% in the first quarter of fiscal 2002 from 51.0% in the first quarter of fiscal 2001. The increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in factory margins to 36.2% in fiscal 2002 from 41.7% in fiscal 2001. The decrease in factory margins is due primarily to decreased production efficiencies due to lower than planned production levels and increased inventory reserves due to planned packaging changes. Company-owned store margins for the first quarter of 2002 improved to 59% compared to 57.8% in the first quarter of fiscal 2001 due to changes in mix of product sold as well as operating efficiencies.

Franchise Costs

Franchise costs increased 23.7% from $260,000 in the first quarter of fiscal 2001 to $321,000 in the first quarter of fiscal 2002. The increase is due primarily to increased advertising and personnel costs as the Company continues to concentrate its efforts on supporting its current franchisees and expanding its franchise base. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.1% in the first quarter of fiscal 2002 from 32.2% in the first quarter of fiscal 2001. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of increased income from franchise fees and royalty and marketing fees.

Sales and Marketing

Sales and Marketing decreased 0.1% to $287,000 in the first quarter of fiscal 2002 from $288,000 in the first quarter of fiscal 2001.

General and Administrative

General and administrative expenses increased 14.0% to $516,000 in the first quarter of fiscal 2002 from $453,000 in the first quarter of fiscal 2001. The increase is due to increased personnel costs, primarily related to continued development and enhancement of information systems. As a percentage of total revenues, general and administrative expenses increased to 12.2% in fiscal 2002 compared to 8.6% in fiscal 2001. This increase, as a percentage of total revenues, resulted from increased general and administrative costs and a 19.2% decrease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased from $1.2 million in the first quarter of fiscal 2001 to $359,000 in the first quarter of fiscal 2002, a decrease of 68.9%. This decrease was due primarily to a decrease in the average number of stores in operation during the first quarter of fiscal 2002 (9) versus the first quarter of fiscal 2001 (32). Retail operating expenses, as a percentage of retail sales, increased from 57.7% in the first quarter of fiscal 2001 to 62.1% in the first quarter of fiscal 2002 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization decreased 31.4% to $224,000 in the first quarter of fiscal 2002 from $327,000 in the first quarter of fiscal 2000. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores.

Other Expense

Other expense of $75,000 incurred in the first quarter of fiscal 2002 represents a 46.4% decline from the $139,000 incurred in the first quarter of fiscal 2001 due primarily to lower interest expense on lower average outstanding amounts of long-term debt and increased interest income on higher average outstanding balances of notes receivable.

Income Tax Expense

The Company's effective income tax rate in the first quarter of fiscal 2002 was 37.8% which is approximately the same rate as the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2001 working capital was $123,000, compared with $1.2 million as of February 28, 2001, a decrease of $1.1 million. The decrease in working capital was primarily due to increased short-term borrowings, the proceeds of which were used to purchase shares of the Company's common stock and an increase in currently scheduled payments of long-term debt.

Cash and cash equivalent balances decreased from $87,000 as of February 28, 2001 to $61,000 as of May 31, 2001 as a result of cash flows used by investing and operating activities in excess of cash flows provided by financing activities. The Company's current ratio was 1.02 to 1 at May 31, 2001 in comparison with
1.29 to 1 at February 28, 2001.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of May 31, 2001 of $1.8 million), and chattel mortgage notes (unpaid balance as of May 31, 2001 of $2.6 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $3.0 million ($1.3 million available as of May 31, 2001) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2001.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 2002.

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

As of May 31, 2001, approximately $139,000 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $3.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2001, $1.7 million was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

                            ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                        (Registrant)

Date: July 13, 2001         /s/        Bryan J. Merryman
                                ---------------------------------
                                Bryan J. Merryman, Chief Operating Officer,
                                Chief Financial Officer, Treasurer and Director