Form 10-Q
period 2001-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2001-10-05
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001

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

On September 28, 2001 the registrant had outstanding 1,834,768 shares of its common stock, $.03 par value.



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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                  Three Months Ended August 31,        Six Months Ended August 31,
                                                     2001              2000              2001              2000

REVENUES
    Sales                                        $  3,648,005      $  4,656,501      $  6,811,394      $  9,086,454
    Franchise and royalty fees                      1,041,686           928,585         2,111,071         1,736,305
    Total revenues                                  4,689,691         5,585,086         8,922,465        10,822,759

COSTS AND EXPENSES
    Cost of sales                                   2,124,770         2,261,957         4,010,767         4,522,744
    Franchise costs                                   362,722           268,476           684,129           527,975
    Sales and marketing                               323,385           281,472           610,761           569,212
    General and administrative                        408,472           407,756           924,735           860,813
    Retail operating                                  218,751         1,048,434           577,575         2,201,699
    Depreciation and amortization
                                                      229,325           312,293           453,683           639,559
    Total costs and expenses                        3,667,425         4,580,388         7,261,650         9,322,002

INCOME FROM OPERATIONS                              1,022,266         1,004,698         1,660,815         1,500,757

OTHER INCOME (EXPENSE)
    Interest expense                                 (125,003)         (195,359)         (244,027)         (344,218)
    Interest income                                    80,185            14,377           124,705            24,346
    Other, net                                        (44,818)         (180,982)         (119,322)         (319,872)

INCOME BEFORE INCOME TAXES                            977,448           823,716         1,541,493         1,180,885

PROVISION FOR INCOME TAXES                            369,475           318,780           582,685           457,005

NET INCOME                                       $    607,973      $    504,936      $    958,808      $    723,880

BASIC EARNINGS PER COMMON SHARE                  $        .33      $        .26      $        .51      $        .34

DILUTED EARNINGS PER COMMON SHARE                $        .31      $        .26      $        .49      $        .34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          1,848,164         1,956,784         1,863,125         2,100,349

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS             112,687             5,571            83,660             9,704

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                               1,960,851         1,962,355         1,946,785         2,110,053


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                                        August 31,       February 28,
ASSETS                                                                     2001              2001
CURRENT ASSETS
    Cash and cash equivalents                                          $     26,055      $     87,301
    Accounts receivable, less allowance for doubtful accounts
       of $53,807 and $59,342                                             2,552,639         2,161,457
    Notes receivable                                                        364,096           135,768
    Refundable income taxes                                                      --            37,574
    Inventories                                                           3,359,805         2,800,128
    Deferred income taxes                                                   113,906           113,906
    Other                                                                   449,467           270,714
    Total current assets                                                  6,865,968         5,606,848

PROPERTY AND EQUIPMENT, NET                                               6,212,996         6,820,377

OTHER ASSETS
    Notes receivable, less allowance for
       doubtful notes of $205,248 and $143,202                            2,316,751         1,212,572
    Goodwill, less accumulated amortization of
       $673,407 and $614,603                                                856,593           915,397
    Other                                                                   561,595           486,869
    Total other assets                                                    3,734,939         2,614,838

Total assets                                                           $ 16,813,903      $ 15,042,063

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                               $  1,393,100      $  1,556,800
    Line of credit                                                          139,970           550,000
    Accounts payable                                                        891,249         1,065,210
    Accrued salaries and wages                                              695,920         1,006,630
    Other accrued expenses                                                  536,791           179,425
    Total current liabilities                                             3,657,030         4,358,065

LONG-TERM DEBT, LESS CURRENT MATURITIES                                   4,911,921         3,297,340

DEFERRED GAIN ON SALE OF ASSETS                                             585,243           192,246

DEFERRED INCOME TAXES                                                       131,985           131,985

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000 shares authorized,
       1,842,768 and 1,923,284 issued and outstanding                        55,283            57,698
    Additional paid-in capital                                            2,386,766         2,926,612
    Retained earnings                                                     5,205,672         4,246,864
    Less notes receivable from employees and directors                     (119,997)         (168,747)
    Total stockholders' equity                                            7,527,724         7,062,427

Total liabilities and stockholders' equity                             $ 16,813,903      $ 15,042,063


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                           August 31,
                                                                     2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $    958,808      $    723,880
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                  453,683           639,559
       Provision for doubtful accounts                                 62,046            62,000
       Provision for inventory loss                                    62,000           231,500
       (Gain) Loss on sale of property and equipment                 (124,646)            3,061
    Changes in operating assets and liabilities:
       Accounts receivable                                           (383,929)           46,382
       Notes receivable                                              (355,053)          (54,167)
       Refundable income taxes                                         37,574            40,560
       Inventories                                                   (646,677)         (428,759)
       Deferred tax assets                                                 --          (250,000)
       Other assets                                                  (178,753)         (194,980)
       Accounts payable                                              (173,961)         (213,295)
       Accrued liabilities                                             37,276            66,870
    Net cash provided by (used in) operating activities              (251,632)          672,611

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                      181,100           775,170
    Purchases of property and equipment                              (450,491)         (370,210)
    Increase in other assets                                          (87,563)         (211,167)
    Net cash provided by (used in) investing activities              (356,954)          193,793

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                    6,027,429         1,093,240
    Payments on long-term debt                                     (4,576,548)       (1,067,834)
    Proceeds from line of credit                                    5,775,000         4,820,000
    Payments on line of credit                                     (6,185,030)       (2,895,000)
    Repurchase of stock                                              (558,261)       (2,847,424)
    Reduction of loan from officer                                     48,750                --
    Proceeds from exercise of stock options                            16,000            31,250
    Net cash provided by (used in) financing activities               547,340          (865,768)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (61,246)              636

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         87,301           128,192

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     26,055      $    128,828


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company's revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees' sales; and sales at Company-owned stores of chocolates and other confectionery products.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the six months ended August 31, 2001 and 2000, 66,500 and 221,000 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                              August 31, 2001                February 28, 2001

  Ingredients and supplies                                                      $  1,444,622                    $  1,312,014
  Finished candy                                                                   1,915,183                       1,488,114
                                                                                $  3,359,805                    $  2,800,128

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                               August 31, 2001   February 28, 2001

Land                                             $    513,618     $    513,618
Building                                            3,708,027        3,723,086
Machinery and equipment                             6,526,803        6,493,850
Furniture and fixtures                                590,752        1,127,023
Leasehold improvements                                417,984          832,148
Transportation equipment                              272,591          205,539
                                                   12,029,775       12,895,264

Less accumulated depreciation                       5,816,779        6,074,887

Property and equipment, net                      $  6,212,996     $  6,820,377

NOTE 5 - STOCKHOLDERS' EQUITY

Between March 6, 2001 and September 28, 2001, the Company repurchased 92,516 Company shares at an average price of $6.76 per share. Of the shares repurchased during this period, 19,000 were repurchased from employees.

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

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       Six Months Ended
                                                                          August 31,

                                                                     2001             2000

     Cash paid for:
       Interest                                                  $    255,153     $    351,364
       Income taxes                                                   300,234          339,947

     Non-Cash Financing Activities
       Company financed sales of retail store
          assets                                                 $  1,039,500     $    557,000

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments:
Franchising, Manufacturing and Retail stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 28, 2001. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services. Certain reclassifications have been made to prior periods' amounts in order to conform with the current periods' presentation.

Three Months Ended         Franchising      Manufacturing        Retail            Other              Total
August 31, 2001

Total revenues             $  1,041,686     $  3,570,164      $    383,643      $         --      $  4,995,493
Intersegment revenues                --         (305,802)               --                --          (305,802)
Revenue from external
 customers                    1,041,686        3,264,362           383,643                --         4,689,691
Segment profit (loss)           398,057        1,098,370           (14,489)         (504,490)          977,448
Total assets                    523,672        9,681,443         1,446,893         5,161,895        16,813,903
Capital expenditures              5,033           55,743             3,572            43,853           108,201
Total depreciation &
 amortization                    20,219          112,114            45,791            51,201           229,325

Three Months Ended
August 31, 2000

Total revenues             $    928,585     $  3,345,863      $  2,076,288      $         --      $  6,350,736

Intersegment revenues                --         (765,650)               --                --          (765,650)
Revenue from external
 customers                      928,585        2,580,213         2,076,288                --         5,585,086
Segment profit (loss)           440,388          977,435            43,460          (637,567)          823,716
Total assets                    586,746        8,820,066         3,570,249         3,497,617        16,474,678
Capital expenditures             23,072           34,943            37,312            51,048           146,375
Total depreciation &
 amortization                    25,385          118,173           118,434            50,301           312,293

Six Months Ended           Franchising      Manufacturing        Retail            Other              Total
August 31, 2001

Total revenues             $  2,111,071     $  6,437,231      $    961,485      $         --      $  9,509,787
Intersegment revenues                --         (587,322)               --                --          (587,322)
Revenue from external
 customers                    2,111,071        5,849,909           961,485                --         8,922,465

Segment profit (loss)           946,365        1,860,382          (116,845)       (1,148,409)        1,541,493
Total assets                    523,672        9,681,443         1,446,893         5,161,895        16,813,903
Capital expenditures             20,471          119,606            33,465           276,949           450,491
Total depreciation &
 amortization                    38,491          219,945            94,945           100,302           453,683

Six Months Ended
August 31, 2000

Total revenues             $  1,736,305     $  6,293,622      $  4,075,315      $         --      $ 12,105,242

Intersegment revenues                --       (1,282,483)               --                --        (1,282,483)
Revenue from external
 customers                    1,736,305        5,011,139         4,075,315                --        10,822,759
Segment profit (loss)           782,004        1,803,496          (125,889)       (1,278,726)        1,180,885
Total assets                    586,746        8,820,066         3,570,249         3,497,617        16,474,678
Capital expenditures             28,445          116,957           151,934            72,874           370,210
Total depreciation &
 amortization                    49,599          236,283           253,875            99,802           639,559

NOTE 8 - STORE SALES

In connection with the conversion of its Company-owned stores to franchised-owned stores, the Company sold ten Company owned stores resulting in sales proceeds consisting of cash and notes receivable of approximately $1.2 million and recognized and deferred gains of $124,000 and $386,000, respectively.

At August 31, 2001, the Company has approximately $2.9 million in notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 9.0% to 12.5%. The notes mature from December 2001 to March 2003 and are secured by the assets of the sold stores. Of these notes, approximately $2.3 million are due from a single franchisee, bear interest at 10% and mature in March 2003.

NOTE 9 - LINE OF CREDIT AND LONG-TERM DEBT

On August 31, 2001 the Company refinanced approximately $3.72 million of its term debt and approximately $2.31 million of its line of credit into $6.03 million of term debt. The new term debt is comprised of four individual notes that have a fixed interest rate of 6% and maturities of between eighteen months and fifteen years. The Company also has approximately $293,000 of additional term debt that was not included in the refinancing. This debt bears interest at between 6.6% and 10.36% and matures between one and twenty-six months.

The Company also negotiated a new $2.0 million line of credit, subject to renewal in July 2002, with interest floating at prime less fifty basis points. On August 31, 2001 the balance on the line of credit was approximately $140,000 bearing interest at 6%.

The new term debt and line of credit are subject to various financial ratio and leverage covenants, all of which were complied with at August 31, 2001.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $118,000. The Company will adopt SFAS 142 in fiscal 2003.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors not within the Company's control, including the receptivity of its franchise system to its product introductions and promotional programs.

As a result, the actual results realized by the Company could differ materially from results discussed in or contemplated by the forward-looking statements made herein include seasonality, consumer interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

Results of Operations

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2000

Net income was $608,000 for the three months ended August 31, 2001, or $.33 per basic share, versus $504,900, or $.26 per basic share, for the three months ended August 31, 2000.

                                           Three Months Ended
                                                August 31,                                 %
  ($'s in thousands)                       2001           2000          Change          Change

  Factory sales                         $  3,264.3     $  2,580.2     $    684.1            26.5%
  Retail sales                               383.7        2,076.3       (1,692.6)          (81.5%)
  Franchise fees                             116.1          107.5            8.6             8.0%
  Royalty and Marketing fees                 925.6          821.1          104.5            12.7%
    Total                               $  4,689.7     $  5,585.1     $   (895.4)          (16.0%)

Factory Sales

Factory sales increased $684,100, or 26.5%, to $3.3 million in the second quarter of fiscal 2002, compared to $2.6 million in the second quarter of fiscal 2001. The increase in factory sales was due primarily to an increase in the number of franchised stores in operation in the second quarter of fiscal 2002 versus the second quarter of fiscal 2001. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 11.1% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Retail Sales

Retail sales decreased $1.7 million or 81.5%, to $383,700 in the second quarter of fiscal 2002 compared to $2.1 million in the second quarter of fiscal 2001. This decrease resulted primarily from a decrease in the average number of stores in operation in the second quarter of fiscal 2002 (4) versus the same period last year (28). The decrease in the average number of stores in operation is due to completion of the Company's plan to convert its Company-owned stores to franchise-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $104,500, or 12.7%, to $925,600 in the second quarter of fiscal 2002, compared to $821,100 in the second quarter of fiscal 2001. This increase resulted from growth in the average number of franchised stores in operation in the second quarter of fiscal 2002 versus the same period last year. Same store sales were down minimally at franchised stores by 0.6%. Franchise fee revenues increased in the second quarter of fiscal 2002 due to an increase in the number of franchises sold versus the second quarter of fiscal 2001.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 58.2% in the second quarter of fiscal 2002 from 48.6% in the second quarter of fiscal 2001. The increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in factory margins to 39.7% in fiscal 2002 from 44.7% in the second quarter of fiscal 2001. The decrease in factory margins is due primarily to decreased production efficiencies due to lower than planned production levels and increased inventory reserves due to planned packaging changes. Company-owned store margins for the second quarter of 2002 remained relatively constant at 59.7% compared to 59.8% in the second quarter of fiscal 2001.

Franchise Costs

Franchise costs increased 35.1% from $268,500 in the second quarter of fiscal 2001 to $362,700 in the second quarter of fiscal 2002. The increase is due primarily to an advertising campaign scheduled for completion in September 2001 and costs associated with the Company's bi-annual franchise convention. Personnel and travel costs also increased as the Company continues to concentrate its efforts on supporting its current franchisees and expanding its franchise base. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 34.8% in the second quarter of fiscal 2002 from 28.9% in the second quarter of fiscal 2001. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise costs.

Sales and Marketing

Sales and Marketing expenses increased 14.9% to $323,400 in the second quarter of fiscal 2002 from $281,500 in the second quarter of fiscal 2001. The increase is due primarily to attendance at trade shows and conferences during the summer months and the related higher level of travel and promotional expenses incurred to increase sales of the Company's products.

General and Administrative

General and administrative expenses increased 0.2% to $408,500 in the second quarter of fiscal 2002 from $407,800 in the second quarter of fiscal 2001. As a percentage of total revenues, general and administrative expenses increased to 8.7% in fiscal 2002 compared to 7.3% in fiscal 2001. This increase, as a percentage of total revenues, primarily resulted from a 15.9% decrease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased 79.1% from $1.0 million in the second quarter of fiscal 2001 to $218,800 in the second quarter of fiscal 2002. This decrease was due primarily to a decrease in the average number of stores in operation during the second quarter of fiscal 2002 (4) versus the second quarter of fiscal 2001 (28). Retail operating expenses, as a percentage of retail sales, increased from 50.5% in the second quarter of fiscal 2001 to 57.0% in the second quarter of fiscal 2002 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization decreased 26.6% to $229,300 in the second quarter of fiscal 2002 from $312,300 in the second quarter of fiscal 2001. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores.

Other Expense

Other expense of $44,800 incurred in the second quarter of fiscal 2002 decreased 75.2% from the $181,000 incurred in the second quarter of fiscal 2001 due primarily to lower interest expense on lower average outstanding amounts of long-term debt and increased interest income on higher average outstanding balances of notes receivable.

Income Tax Expense

The Company's effective income tax rate in the second quarter of fiscal 2002 was 37.8%, which is approximately the same rate as the second quarter of fiscal 2001.

SIX MONTHS ENDED AUGUST 31, 2001 COMPARED TO THE SIX MONTHS ENDED
AUGUST 31, 2000

Net income was $958,800 for the six months ended August 31, 2001, or $.51 per basic share, versus $723,900, or $.34 per basic share, for the six months ended August 31, 2000.

Revenues

                                            Six Months Ended
                                                August 31,                                %
  ($'s in thousands)                       2001           2000          Change          Change

  Factory sales                         $  5,849.9     $  5,011.2     $    838.7            16.7%
  Retail sales                               961.5        4,075.3       (3,113.8)          (76.4%)
  Franchise fees                             403.2          197.9          205.3           103.7%
  Royalty and Marketing fees               1,707.9        1,538.4          169.5            11.0%
    Total                               $  8,922.5     $ 10,822.8     $ (1,900.3)          (17.6%)

Factory Sales

Factory sales increased $838,700, or 16.7%, to $5.8 million in the first six months of fiscal 2002, compared to $5.0 million in the first six months of fiscal 2001. The increase was due primarily to an increase in the number of franchised stores in operation in the first six months of fiscal 2002 versus the comparable period last year. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 10.7% in the first six months of fiscal 2002 compared to the first six months of fiscal 2001.

Retail Sales

Retail sales decreased $3.1 million, or 76.4%, to $961,500 in the first six months of fiscal 2002, compared to $4.1 million in the first six months of fiscal 2001. This decrease resulted from a decrease in the average number of stores in operation in the first six months of fiscal 2002 (6) versus the same period last year (30). The decrease in the average number of stores in operation is due to completion of the Company's plan to convert its Company-owned stores to franchise-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $169,500, or 11% to $1.7 million in the first six months of fiscal 2002, compared to $1.5 million in the first six months of fiscal 2001. This increase resulted from growth in the average number of franchised stores in operation in the first six months of fiscal 2002 versus the same period last year. Same store sales increased minimally at franchised stores by 0.6%. Franchise fee revenues increased in the first six months of fiscal 2002 due to an increase in the number of franchises sold versus the first six months of fiscal 2001.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 58.9% in the first six months of fiscal 2002 from 49.8% in the first six months of fiscal 2001. This increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in factory margins to 38.1% in fiscal 2002 from 43.3% in fiscal 2001. The decrease in factory margins is due primarily to decreased production efficiencies due to lower than planned production levels and increased inventory reserves due to planned packaging changes. Company-owned store margins for the first six months of 2002 improved to 59.3% compared to 58.8% in the first six months of fiscal 2001 due to changes in mix of product sold as well as operating efficiencies.

Franchise Costs

Franchise costs increased 29.6% from $528,000 in the first six months of fiscal 2001 to $684,100 in the first six months of fiscal 2002. The increase is due primarily to an advertising campaign scheduled for completion in September 2001 and costs associated with the Company's bi-annual franchise convention. Personnel and travel costs also increased as the Company continues to concentrate its efforts on supporting its current franchisees and expanding its franchise base. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.4% in the first six months of fiscal 2002 from 30.4% in the first six months of fiscal 2001. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise costs.

Sales and Marketing

Sales and Marketing increased 7.3% to $610,800 in the first six months of fiscal 2002 from $569,200 in the first six months of fiscal 2001. The increase is due primarily to attendance at tradeshows and conferences during the summer months and the related higher level of travel and promotional expenses incurred to increase sales of the Company's products.

General and Administrative

General and administrative expenses increased 7.4% to $924,700 in the first six months of fiscal 2002 from $860,800 in the first six months of fiscal 2001. The increase is due to increased personnel cost, primarily related to continued development and enhancement of information systems. As a percentage of total revenues, general and administrative expenses increased to 10.4% in fiscal 2002 compared to 8.0% in fiscal 2001. This increase, as a percentage of total revenues, resulted from increased general and administrative costs and a 17.5% decrease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased from $2.2 million in the first six months of fiscal 2001 to $577,600 in the first six months of fiscal 2002, representing a decrease of 73.8%. This decrease was due primarily to a decrease in the average number of stores in operation during the first six months of fiscal 2002 (6) versus the first six months of fiscal 2001 (30). Retail operating expenses, as a percentage of retail sales, increased from 54.0% in the first six months of fiscal 2001 to 60.0% in the first six months of fiscal 2002 due a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization decreased 29.1% to $453,700 in the first six months of fiscal 2002 from $639,600 in the first six months of fiscal 2001. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores.

Other Expense

Other expense of $119,300 incurred in the first six months of fiscal 2002 represents a 62.7% decline from the $320,000 incurred in the first six months of fiscal 2001 due primarily to lower interest expense on lower average outstanding amounts of long-term debt and increased interest income on higher average outstanding balances of notes receivable.

Income Tax Expense

The Company's effective income tax rate in the first six months of fiscal 2002 was 37.8%, which is approximately the same rate as the first six months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2001, working capital was $3.2 million, compared with $1.2 million as of February 28, 2001, an increase of $2.0 million. The increase in working capital was primarily due to increased long-term borrowings, the proceeds of which were used to refinance other long-term debt and retire the majority of the Company's short-term borrowings.

Cash and cash equivalent balances decreased from $87,000 as of February 28, 2001 to $26,000 as of August 31, 2001 as a result of cash flows used by investing and operating activities in excess of cash flows provided by financing activities. The Company's current ratio was 1.88 to 1 at August 31, 2001 in comparison with
1.29 to 1 at February 28, 2001.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of August 31, 2001 of $2.1 million), and chattel mortgage notes (unpaid balance as of August 31, 2001 of $4.2 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $2.0 million ($1.86 million available as of August 31, 2001) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2002.

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

As of August 31, 2001, approximately $83,700 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $2.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2001, $140,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           4.1 Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant

                           4.2 Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant

                           4.3 Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant

                           4.4 Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant

                  B.       Reports on Form 8-K

                           None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                  (Registrant)

Date: October 5, 2001            /s/ Bryan J. Merryman
                                 -----------------------------------------------
                                 Bryan J. Merryman, Chief Operating Officer,
                                 Chief Financial Officer, Treasurer and Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   4.1                   Credit Agreement dated August 31, 2001 between Wells
                         Fargo Bank and the Registrant

   4.2 Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant

   4.3 Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant

   4.4                   Promissory Note dated August 31, 2001 in the amount of
                         $2,000,000 between Wells Fargo Bank and the Registrant