Form 10-Q
period 2001-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2002-01-04
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

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


                       265 Turner Drive, Durango, CO 81303
                    (Address of principal executive offices)

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

On December 28, 2001 the registrant had outstanding 1,855,768 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 16.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                         Page No.
                                                                                                                         --------

PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements                                                                                      3

                       Statements of Income                                                                                  3

                       Balance Sheets                                                                                        4

                       Statements of Cash Flows                                                                              5

                       Notes to Interim Financial Statements                                                                 6

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations                    10

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                               15

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                                                        16

Item 2.            Changes in Securities                                                                                    16

Item 3.            Defaults Upon Senior Securities                                                                          16

Item 4.            Submission of Matters to a Vote of Security Holders                                                      16

Item 5.            Other Information                                                                                        16

Item 6.            Exhibits and Reports on Form 8-K                                                                         16

SIGNATURE                                                                                                                   16


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                        Three Months Ended              Nine Months Ended
                                                            November 30,                   November 30,
                                                   ----------------------------    ----------------------------
                                                        2001           2000            2001            2000
                                                   ------------    ------------    ------------    ------------
REVENUES
    Sales                                          $  4,579,714    $  5,490,053    $ 11,391,108    $ 14,576,507
    Franchise and royalty fees                        1,028,537         849,749       3,139,608       2,586,054
    Total revenues                                    5,608,251       6,339,802      14,530,716      17,162,561

COSTS AND EXPENSES
    Cost of sales                                     3,222,064       3,128,222       7,232,831       7,650,966
    Franchise costs                                     293,370         320,872         977,499         848,847
    Sales and marketing                                 301,658         286,022         912,419         855,234
    General and administrative                          378,952         395,742       1,303,687       1,256,555
    Retail operating                                    177,137         861,773         754,712       3,063,472
    Depreciation and amortization                       220,182         302,060         673,865         941,619
    Total costs and expenses                          4,593,363       5,294,691      11,855,013      14,616,693

INCOME FROM OPERATIONS                                1,014,888       1,045,111       2,675,703       2,545,868

OTHER INCOME (EXPENSE)
    Interest expense                                   (101,698)       (177,845)       (345,725)       (522,063)
    Interest income                                      71,657          36,682         196,362          61,028
    Other, net                                          (30,041)       (141,163)       (149,363)       (461,035)

INCOME BEFORE INCOME TAXES                              984,847         903,948       2,526,340       2,084,833

PROVISION FOR INCOME TAXES                              372,270         349,825         954,955         806,830

NET INCOME                                         $    612,577    $    554,123    $  1,571,385    $  1,278,003

BASIC EARNINGS PER COMMON SHARE                    $        .33    $        .28    $        .85    $        .62

DILUTED EARNINGS PER COMMON SHARE
                                                   $        .31    $        .28    $        .80    $        .62

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            1,837,449       1,956,833       1,854,628       2,052,858

DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS               141,005              --         102,636           6,493

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                                 1,978,454       1,956,833       1,957,264       2,059,351






   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                             November 30,    February 28,
                                                                 2001            2001
                                                             ------------    ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                $     61,475    $     87,301
    Accounts receivable, less allowance for
      doubtful accounts of $49,415 and $59,342                  4,006,828       2,161,457
    Notes receivable                                              953,233         135,768
    Refundable income taxes                                            --          37,574
    Inventories                                                 2,563,234       2,800,128
    Deferred income taxes                                         113,906         113,906
    Other                                                         401,879         270,714
    Total current assets                                        8,100,555       5,606,848

PROPERTY AND EQUIPMENT, NET                                     6,238,651       6,820,377

OTHER ASSETS
    Notes receivable, less allowance for
      doubtful notes of $205,248 and $143,202                   2,011,143       1,212,572
    Goodwill, less accumulated amortization
      of $702,809 and $614,603                                    827,191         915,397
    Other                                                         622,145         486,869
    Total other assets                                          3,460,479       2,614,838

Total assets                                                 $ 17,799,685    $ 15,042,063

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                     $  1,263,700    $  1,556,800
    Line of credit                                                900,000         550,000
    Accounts payable                                              922,638       1,065,210
    Accrued salaries and wages                                    529,093       1,006,630
    Other accrued expenses                                        568,305         179,425
    Total current liabilities                                   4,183,736       4,358,065

LONG-TERM DEBT, LESS CURRENT MATURITIES                         4,619,950       3,297,340

DEFERRED GAIN ON SALE OF ASSETS                                   578,493         192,246

DEFERRED INCOME TAXES                                             131,985         131,985

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000
      shares authorized, 1,854,768 and 2,386,879
      issued and outstanding                                       55,643          57,698
    Additional paid-in capital                                  2,531,626       2,926,612
    Retained earnings                                           5,818,249       4,246,864
    Less notes receivable from officers and directors            (119,997)       (168,747)
    Total stockholders' equity                                  8,285,521       7,062,427

Total liabilities and stockholders' equity                   $ 17,799,685    $ 15,042,063


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                        November 30,
                                                               --------------------------
                                                                   2001           2000
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $ 1,571,385    $ 1,278,003
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                               673,865        941,619
       Provision for doubtful accounts                              62,046         62,000
       Provision for inventory loss                                 62,000        231,500
       (Gain) loss on sale of property and equipment              (124,646)         1,797
    Changes in operating assets and liabilities:
       Accounts receivable                                      (1,844,868)      (768,811)
       Notes receivable                                           (638,582)      (357,594)
       Refundable income taxes                                      37,574         76,689
       Inventories                                                 149,894         46,244
       Other assets                                               (131,165)      (205,505)
       Accounts payable                                           (142,572)      (139,154)
       Deferred tax assets                                              --       (250,000)
       Accrued liabilities                                         (98,037)           896
    Net cash provided by (used in) operating activities           (423,106)       917,684

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                   181,800        787,370
    Purchases of property and equipment                           (673,132)      (387,330)
    Increase in other assets                                      (142,607)      (167,060)
    Net cash provided by (used in) investing activities           (633,939)       232,980

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                 6,027,429      1,093,240
    Payments on long-term debt                                  (4,997,919)    (1,608,805)
    Proceeds from line of credit                                 6,455,000      6,435,000
    Payments on line of credit                                  (6,105,000)    (4,310,000)
    Repurchase of stock                                           (625,541)    (2,847,424)
    Reduction of loan from officer                                  48,750             --
    Proceeds from exercise of stock options                        228,500         31,250
    Net cash provided by (used in) financing activities          1,031,219     (1,206,739)

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (25,826)       (56,075)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      87,301        128,192

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    61,475    $    72,117













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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended November 30, 2001 and 2000, 30,000 and 296,000 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2001 and 2000, 58,938 and 245,818 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                     November 30, 2001      February 28, 2001
                                     -----------------      -----------------
Ingredients and supplies             $       1,379,386      $       1,312,014
Finished candy                               1,183,848              1,488,114
                                     $       2,563,234      $       2,800,128


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                November 30, 2001   February 28, 2001
                                -----------------   -----------------
Land                            $         513,618   $         513,618
Building                                3,773,986           3,723,086
Machinery and equipment                 6,598,923           6,493,850
Furniture and fixtures                    591,396           1,127,023
Leasehold improvements                    418,403             832,148
Transportation equipment                  323,252             205,539
                                       12,219,578          12,895,264

Less accumulated depreciation           5,980,927           6,074,887

Property and equipment, net     $       6,238,651   $       6,820,377


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


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                Nine Months Ended
                                                                                   November 30,
                                                                             -----------------------
                                                                                2001         2000
                                                                             ----------   ----------
Cash paid for:
    Interest                                                                 $  356,049   $  526,260
    Income taxes                                                                674,019      575,499
Supplemental schedule of non-cash investing and financing activities:
Notes receivable in partial payment of asset sales                           $1,039,500   $  774,493


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

Three Months Ended
November 30, 2001              Franchising      Manufacturing        Retail            Other              Total
                               ------------     -------------     ------------      ------------      ------------
Total revenues                 $  1,028,537     $   4,609,510     $    202,482      $         --      $  5,840,529
Intersegment revenues                    --          (232,278)              --                --          (232,278)
Revenue from external
    customers                     1,028,537         4,377,232          202,482                --         5,608,251
Segment profit (loss)               497,104         1,056,464         (112,527)         (456,194)          984,847
Total assets                        550,883        10,171,319        1,462,649         5,614,834        17,799,685
Capital expenditures                 13,042            89,063           45,461            75,075           222,641
Total depreciation &
    amortization                     16,376           109,365           47,240            47,201           220,182

Three Months Ended
November 30, 2000

Total revenues                 $    849,749     $   4,631,711     $  1,546,398      $         --      $  7,027,858
Intersegment revenues                    --          (688,056)              --                --          (688,056)
Revenue from external
    customers                       849,749         3,943,655        1,546,398                --         6,339,802
Segment profit (loss)               307,176         1,273,703          (84,860)         (592,071)          903,948
Total assets                        552,696         9,351,333        3,266,703         3,557,130        16,727,862
Capital expenditures                  3,206             1,792           10,277             1,845            17,120
Total depreciation &
    amortization                     30,439           121,335           96,385            53,901           302,060




Nine Months Ended
November 30, 2001              Franchising      Manufacturing        Retail            Other              Total
                               ------------     -------------     ------------      ------------      ------------
Total revenues                 $  3,139,608     $  11,046,741     $   1,163,967     $         --      $ 15,350,316
Intersegment revenues                    --          (819,600)               --               --          (819,600)
Revenue from external
    customers                     3,139,608        10,227,141         1,163,967               --        14,530,716
Segment profit (loss)             1,443,469         2,916,846          (229,372)      (1,604,603)        2,526,340
Total assets                        550,883        10,171,319         1,462,649        5,614,834        17,799,685
Capital expenditures                 33,513           208,669            78,926          352,024           673,132
Total depreciation &
    amortization                     54,867           329,310           142,185          147,503           673,865


Nine Months Ended
November 30, 2000

Total revenues                 $  2,586,054     $  10,925,333     $   5,621,713     $         --      $ 19,133,100
Intersegment revenues                    --        (1,970,539)               --               --        (1,970,539)
Revenue from external
    customers                     2,586,054         8,954,794         5,621,713               --        17,162,561
Segment profit (loss)             1,089,180         3,077,199          (210,749)      (1,870,797)        2,084,833
Total assets                        552,696         9,351,333         3,266,703        3,557,130        16,727,862
Capital expenditures                 31,651           118,749           162,211           74,719           387,330
Total depreciation &
    amortization                     80,038           357,618           350,260          153,703           941,619


NOTE 8 - STORE SALES

In connection with the conversion of its Company-owned stores to franchised-owned stores, the Company sold ten Company owned stores resulting in sales proceeds consisting of cash and notes receivable of approximately $1.2 million and recognized and deferred gains of $124,000 and $386,000, respectively.

At November 30, 2001, the Company has approximately $2.8 million in notes receivable outstanding related to store sales. The notes require monthly payments and bear interest at rates ranging from 9.0% to 12.5%. The notes mature from December 2001 to March 2003 and are secured by the assets of the sold stores. Of these notes, approximately $2.3 million are due from a single franchisee, bear interest at 10% and mature in March 2003.

NOTE 9 - LINE OF CREDIT AND LONG-TERM DEBT

On August 31, 2001 the Company refinanced approximately $3.72 million of its term debt and approximately $2.31 million of its line of credit into $6.03 million of term debt. The new term debt is comprised of four individual notes that have a fixed interest rate of 6% and maturities of between eighteen months and fifteen years. At August 31, 2001 the Company also had approximately $293,000 of additional term debt that was not included in the refinancing. This debt currently bears interest at between 5.1% and 10.4% and matures between one and twenty-three months.

The Company also negotiated a new $2.0 million line of credit, subject to renewal in July 2002, with interest floating at prime less fifty basis points. On November 30, 2001 the balance on the line of credit was $900,000 bearing interest at 4.5%

The new term debt and line of credit are subject to various financial ratio and leverage covenants, all of which were complied with at November 30, 2001.

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

In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations or cash flows.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors not within the Company's control, including the receptivity of its franchise system to its product introductions and promotional programs. Other factors potentially having an effect on the Company include seasonality, consumer interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation.

Therefore, actual results realized by the Company could differ materially from results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

Results of Operations

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000

Net income was $612,577 for the three months ended November 30, 2001, or $.33 per basic share, versus $554,123, or $.28 per basic share, for the three months ended November 30, 2000.

Revenues

                                       Three Months End
                                          November 30,
                                    -----------------------                    %
($'s in thousands)                     2001         2000        Change       Change
                                    ----------   ----------   ----------    -------
Factory sales                       $  4,377.2   $  3,943.6   $    433.6       11.0%
Retail Sales                             202.5      1,546.4     (1,343.9)     (86.9%)
Franchise fees                           203.7         92.7        111.0      119.7%
Royalty and Marketing fees               824.8        757.1         67.7        8.9%
  Total                             $  5,608.2   $  6,339.8   $   (731.6)     (11.5%)



Factory Sales

Factory sales increased $433,600, or 11.0%, to $4.4 million in the third quarter of fiscal 2002, compared to $3.9 million in the third quarter of fiscal 2001. This increase in factory sales was due primarily to an increase in the number of franchised stores in operation in the third quarter of fiscal 2002 versus the third quarter of fiscal 2001. Same store pounds purchased from the factory by franchised stores in the third quarter of fiscal 2002 were approximately the same as in the third quarter of fiscal 2001.

Retail Sales

Retail sales decreased $1.3 million, or 86.9%, to $202,500 in the third quarter of fiscal 2002, from $1.5 million in the third quarter of fiscal 2001. This decrease resulted from a reduction in the average number of stores in operation in the third quarter of fiscal 2002 (4) versus the same period last year (22). The decrease in average number of stores in operation is due to completion of the Company's plan to convert its Company-owned stores to franchise-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $67,700, or 8.9%, to $824,800 in the third quarter of fiscal 2002, compared to $757,100 in the third quarter of fiscal 2001. This increase resulted from growth in the average number of franchised stores in operation in the third quarter of fiscal 2002 versus the same period last year. Same store sales were down at franchised stores 2.2%. Franchise fee revenues increased in the third quarter of fiscal 2002 primarily due to an increase in the number of franchises sold versus the comparable period in fiscal 2001.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 70.4% in the third quarter of fiscal 2002 versus 57.0% in the third quarter of fiscal 2001. This increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in factory margins to 28.4% in fiscal 2002 from 37.1% in the third quarter of fiscal 2001. The decrease in factory margins is due primarily to decreased production efficiencies due to planned packaging changes. Company-owned store margins for the third quarter decreased to 56.8% compared to 58.2% in the third quarter of fiscal 2001 due to changes in mix of products sold.

Franchise Costs

Franchise costs decreased 8.6% to $293,400 in the third quarter of fiscal 2002 compared to $320,900 in the third quarter of fiscal 2001. The decrease is primarily due to lower personnel costs related to reduced staffing and salary levels. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 28.5% in the third quarter of fiscal 2002 from 37.8% in the third quarter of fiscal 2001. This decrease as a percentage of royalty, marketing and franchise fees is a result of decreased franchise support expenditures and increased royalty, marketing and franchise fees.

Sales and Marketing

Sales and Marketing expenses increased 5.5% to $301,700 in the third quarter of fiscal 2002 from $286,000 in fiscal 2001 due to a higher level of promotional and commission expenses incurred to increase sales and visibility of the Company's products.

General and Administrative

General and administrative expenses decreased 4.2% from $395,700 in the third quarter of fiscal 2001 to $379,000 in the third quarter of fiscal 2002. As a percentage of total revenue, general and administrative expenses increased to 6.8% in fiscal 2002 compared to 6.2% in fiscal 2001. This increase as a percentage of total revenues primarily resulted from a 11.5% decrease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased 79.4% from $861,800 in the third quarter of fiscal 2001 to $177,100 in the third quarter of fiscal 2002. This decrease was due to a decline in the average number of stores in operation during the third quarter of fiscal 2002 (4) versus the third quarter of fiscal 2001 (22). Retail operating expenses, as a percentage of retail sales, increased from 55.7% in the third quarter of fiscal 2001 to 87.5% in the third quarter of fiscal 2002 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization decreased 27.1% to $220,200 in the third quarter of fiscal 2002 from $302,100 in the third quarter of fiscal 2001. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores.

Other Expense

Other expense of $30,000 incurred in the third quarter of fiscal 2002 decreased 78.7% from the $141,000 incurred in the third quarter of fiscal 2001 due primarily to lower interest expense on lower average outstanding amounts of and rates on long-term debt. The Company also earned increased interest income on higher average outstanding balances of notes receivable.

Income Tax Expense

The Company's effective income tax rate in the third quarter of fiscal 2002 was 37.8%, which is approximately the same as the effective rate in the third quarter of fiscal 2001.

NINE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2000

Net income was $1.6 million for the nine months ended November 30, 2001 or $.85 per basic share versus $1.3 million or $.62 per basic share for the nine months ended November 30, 2000.

Revenues

                                        Nine Months Ended
                                           November 30,
                                    -------------------------                   %
($'s in thousands)                     2001          2000         Change      Change
                                    -----------   -----------   ----------    -------
Factory sales                       $  10,227.1   $   8,954.8   $  1,272.3       14.2%
Retail sales                            1,164.0       5,621.7     (4,457.7)     (79.3%)
Franchise fees                            606.9         290.6        316.3      108.8%
Royalty and Marketing fees              2,532.7       2,295.5        237.2       10.3%
  Total                             $  14,530.7   $  17,162.6   $ (2,631.9)     (15.3%)



Factory Sales

Factory sales increased $1.3 million, or 14.2%, to $10.2 million in the first nine months of fiscal 2002, compared to $8.9 million in the first nine months of fiscal 2001. The increase in factory sales was due primarily to an increase in the number of franchised stores in operation in the first nine months of fiscal 2002 versus the comparable period last year. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 7.6% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001.

Retail Sales

Retail sales decreased $4.4 million, or 79.3%, to $1.2 million in the first nine months of fiscal 2002, compared to $5.6 million in the first nine months of fiscal 2001. This decrease resulted from a decrease in the average number of stores in operation in the first nine months of fiscal 2002 (5) versus the same period last year (28). The decrease in average number of stores in operation is due to completion of the Company's plan to convert its Company-owned stores to franchise-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $237,200, or 10.3%, to $2.5 million in the first nine months of fiscal 2002, compared to $2.3 million in the first nine months of fiscal 2001. This increase resulted from growth in the average number of franchised stores in operation in the first nine months of fiscal 2002 versus the same period last year. Same store sales decreased minimally at franchised stores by 0.2%. Franchise fee revenues increased in the first nine months of fiscal 2002 due to an increase in the number of franchises sold versus the first nine months of fiscal 2001.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 63.5% in the first nine months of fiscal 2002 from 52.5% in the first nine months of fiscal 2001. This increase resulted from decreased retail sales, which generate higher margins than factory sales, and a decrease in factory margins to 34.0% in fiscal 2002 from 40.5% in fiscal 2001. This decrease in factory margins is due primarily to decreased production efficiencies due to lower than planned production levels and increased inventory reserves due to planned packaging changes. Company-owned store margins for the first nine months of fiscal 2002 improved to 58.8% compared to 58.6% in the comparable period of fiscal 2001 due to changes in mix of products sold.

Franchise Costs

Franchise costs increased 15.2% from $848,800 in the first nine months of fiscal 2001 to $977,500 in the first nine months of fiscal 2002. The increase is due primarily to an advertising campaign completed in September 2001 and costs associated with the Company's bi-annual franchise convention. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 31.1% in the first nine months of fiscal 2002 from 32.8% in the first nine months of fiscal 2001. This decrease as a percentage of royalty, marketing and franchise fees is a result of increased franchise support costs offset by a 21.4% increase in income from franchise fees and royalty and marketing fees.

Sales and Marketing

Sales and Marketing costs increased 6.7% to $912,000 in the first nine months of fiscal 2002 from $855,000 in the first nine months of fiscal 2001 due to a higher level of promotional and commission expenses incurred to increase sales and visibility of the Company's products.

General and Administrative

General and administrative expenses increased 3.8% to $1.3 million in the first nine months of fiscal 2002 from $1.26 million in the first nine months of fiscal 2001. The increase is due to increased professional fees incurred for investor relations to enhance the Company's visibility in the marketplace, and for information technology support of franchisees. As a percentage of total revenues, general and administrative expenses increased to 9.0% in fiscal 2002 compared to 7.3% in fiscal 2001. This increase, as a percentage of total revenues, primarily resulted from a 15.3% decease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased 75.4% from $3.1 million in the first nine months of fiscal 2001 to $754,700 in the first nine months of fiscal 2002. This decrease was due primarily to a decrease in the average number of stores open during the first nine months of fiscal 2002 (5) versus the first nine months of fiscal 2001 (28). Retail operating expenses, as a percentage of retail sales, increased from 54.5% in the first nine months of fiscal 2001 to 64.8% in the first nine months of fiscal 2002 due to a decrease in same store sales of 6.0% and a change in mix of stores and related seasonality.

Depreciation and Amortization

Depreciation and amortization decreased 28.4% to $674,000 for the first nine months of fiscal 2002 from $941,600 for the first nine months of fiscal 2001. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores.

Other Expense

Other expense of $149,400 incurred in the first nine months of fiscal 2002 decreased 67.6% from the $461,000 incurred in the first nine months of fiscal 2001 due primarily to lower interest expense on lower average outstanding amounts of and rates on long-term debt. The Company also earned increased interest income on higher average outstanding balances of notes receivable.

Income Tax Expense

The Company's effective income tax rate in the first nine months of fiscal 2002 was 37.8%, which is approximately the same as the effective rate in the first nine months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2001 working capital was $3.9 million, compared with $1.2 million as of February 28, 2001, an increase of $2.7 million. The increase in working capital was primarily due to increased receivables generated by sales to customers for the upcoming holiday season.

Cash and cash equivalent balances decreased from $87,000 as of February 28, 2001 to $61,500 as of November 30, 2001 as a result of cash used by operating and investing activities in excess of cash flows provided by financing activities. The Company's current ratio was 1.93 to 1 at November 30, 2001 in comparison with 1.29 to 1 at February 28, 2001.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of November 30, 2001 $2.1 million), and chattel mortgage notes (unpaid balance as of November 30, 2001 $3.8 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $2.0 million ($1.1 million available as of November 30, 2001) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2002.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 2002.

IMPACT OF INFLATION

Inflationary factors such as increases in the costs of ingredients, insurance and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require the Company to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company's future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

As of November 30, 2001, approximately $40,000 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $2.0 million bank line of credit under which borrowings bear interest at a variable rate. As of November 30, 2001, there was $900,000 outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

                         ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                  (Registrant)

Date: January 4, 2002      /s/               Bryan J. Merryman
                          -------------------------------------------------
                          Bryan J. Merryman, Chief Operating Officer, Chief
                              Financial Officer, Treasurer and Director