Form 10-K
period 2002-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2002-05-24
CIK 785815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended February 28, 2002
                                       OR

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                         Common Stock, $.0225 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On April 15, 2002, there were 2,476,973 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq National Market System on April 15, 2002 held by non-affiliates was $20,575,284.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement furnished to stockholders in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS


                                                                                                                   Page No.
                                                            PART I.

Item 1            Business                                                                                            3

Item 2            Properties                                                                                          15

Item 3            Legal Proceedings                                                                                   16

Item 4            Submission of Matters to a Vote of Security Holders                                                 16

                                                            PART II.

Item 5            Market for Registrant's Common Equity and Related Stockholder Matters                               16

Item 6            Selected Financial Data                                                                             18

Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations               19

Item 7A           Quantitative and Qualitative Disclosures About Market Risk                                          26

Item 8            Financial Statements                                                                                27

Item 9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                45

                                                           PART III.

Item 10           Directors and Executive Officers of the Registrant                                                  45

Item 11           Executive Compensation                                                                              45

Item 12           Security Ownership of Certain Beneficial Owners and Management                                      45

Item 13           Certain Relationships and Related Transactions                                                      45

                                                            PART IV.

Item 14           Exhibits, Financial Statement Schedules and Reports on Form
                  8-K                                                                                                 46

                                     PART I.

                                ITEM 1. BUSINESS
GENERAL

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the "Company") is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2002 there were 4 Company-owned and 227 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Guam and the United Arab Emirates.

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

The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected products through new distribution channels. The Company is currently selling its products in a number of new distribution channel programs including wholesaling, fundraising, corporate sales, mail order and internet sales.

The Company's revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (70-53-45%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (8-31-42%) and (iii) the collection of initial franchise fees and royalties from franchisees (22-16-13%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2002, 2001 and 2000, respectively.

According to the National Confectionery Association, the total U.S. candy market approximated $23.8 billion of retail sales in 2000. According to the Department of Commerce, per capita consumption of chocolate exceeds 13 pounds per year nationally, generating annual sales of approximately $13 billion. In 2000, consumption of chocolate products was approximately the same as 1999.

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

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company's in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2002, 9 stores incorporating the new design have been opened. Initial results are encouraging.

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

Customer Service Commitment

The Company emphasizes excellence in customer service and seeks to employ and to sell franchises to motivated and energetic people. The Company also fosters enthusiasm for its customer service philosophy and the Rocky Mountain Chocolate Factory concept through its annual franchisee convention, regional meetings and other frequent contacts with its franchisees.

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. System wide same store retail sales are as follows:

                           1998            7.4%
                           1999            6.7%
                           2000           (4.3)%
                           2001           (3.9)%
                           2002            0.0%

The Company believes that its same store sales growth was positively impacted by the sale of Beanie Babies(TM) (stuffed animals manufactured by Ty Inc.) and related products in fiscal 1998 and 1999, because many of the Company's retail stores capitalized on this extraordinary trend during this time period. In fiscal 2000 and 2001, however, the demand for Beanie Babies decreased significantly, and the Company believes this decreased demand is the primary reason for negative comparable store sales in fiscal 2000 and 2001. As expected, this trend reversed in fiscal 2002.

The Company feels that same store retail sales growth can be accelerated though store redesign to provide a more attractive and effective retail sales environment while retaining the Rocky Mountain Chocolate Factory store ambiance and theme.

In February 2000, the Company retained a nationally recognized packaging design firm to completely redesign the packaging featured in the Company's retail stores. The Company has designed a contemporary and coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. The Company completed the packaging redesign project during 2002. Testing of the new designs has yielded positive results. The Company believes that the successful launch of new packaging will have a positive future impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 2002, the Company experienced a same store pounds purchased decline of 7.6%. The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made products and away from factory-made products. The Company is in the process of designing new packaging, adding new products and focusing its existing product lines in an effort to control this trend.

Enhanced Operating Efficiencies

The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of it's Company-owned and thirty of its franchised stores through March 31, 2002. These measures have significantly improved the Company's ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores has reduced the Company's exposure to real estate risk, improved the Company's operating margins and allowed the Company to increase its focus on franchising.

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

High Traffic Environments

The Company currently establishes franchised stores in the following environments: factory outlet malls, tourist environments, regional malls, street fronts and other entertainment oriented environments. The Company, over the last several years, has had a particular focus on factory outlet mall locations. Although each of these environments has a number of attractive features, including a high level of foot traffic, the factory outlet mall environment has historically offered the best combination of tenant mix, customer spending characteristics and favorable occupancy costs. The Company is optimistic that its exciting new store design will allow it to target untapped potential of the over 1,200 regional malls in the United States. The Company has established a business relationship with most of the major developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing real estate environments.

Name Recognition and New Market Penetration

The Company believes the visibility of its stores and the high foot traffic at most of its locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western United States and the Rocky Mountains, but recent growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased the Company's name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through new channels also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through new distribution channels its name recognition will improve and benefit its entire store system.

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

The majority of existing Rocky Mountain Chocolate Factory stores have a distinctive country Victorian decor, which further enhances their friendly and enjoyable atmosphere. Each store includes finely crafted wood cabinetry, copper and brass accents, etched mirrors and large marble tables on which fudge and other products are made. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, the Company's design staff provides working drawings and specifications and approves the construction plans for each new store. The Company also controls the signage and building materials that may be used in the stores.

In fiscal 2002, the Company launched its new store design concept intended specifically for high foot traffic regional shopping malls. The new store design concept is modern with crisp and clean site lines and an even stronger emphasis on the Company's unique upscale kitchen. Based on encouraging initial results, the Company is requiring that all new Rocky Mountain Chocolate Factory stores incorporate the new design concept.

The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season.

KIOSK CONCEPT

In fiscal 2002, the Company opened its first full service retail kiosk concept. The kiosk is a vehicle for retail environments where in-line real estate is unavailable or build-out costs and/or rent factors do not meet the Company's financial criteria. The kiosk, which is approximately 250 square feet, incorporates the Company's trademark cooking area where caramel apples, fudge and other popular confections are prepared in front of customers using traditional cooking utensils. The kiosk also includes the Company's core product and gifting lines in order to provide the customer with a full Rocky Mountain Chocolate Factory experience.

The Company believes the kiosk concept enhances its franchise opportunity by providing more flexibility in support of existing franchisees' expansion programs and allows new franchisees that otherwise would not qualify for an in-line location an opportunity to join the Rocky Mountain Chocolate Factory system.

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

The Company uses only the finest chocolates, nut meats and other wholesome ingredients in its candies and continually strives to offer new confectionery products in order to maintain the excitement and appeal of its products. The Company develops special packaging for the Christmas, Valentine's Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year.

Chocolate candies manufactured by the Company are sold at prices ranging from $12.90 to $15.90 per pound, with an average price of $14.90 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all of its products.

OPERATING ENVIRONMENT

The Company currently establishes Rocky Mountain Chocolate Factory stores in four primary environments: factory outlet malls, tourist areas, regional malls and street fronts. Each of these environments has a number of attractive features, including high levels of foot traffic.

Factory Outlet Malls

There are approximately 260 factory outlet malls in the United States, and as of February 28, 2002, there were Rocky Mountain Chocolate Factory stores in approximately 90 of these malls in over 35 states. The Company has established business relationships with most of the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company's stores, management believes the Company's relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas and Street Fronts

As of February 28, 2002, there were approximately 60 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company's visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 1,200 regional malls in the United States, and as of February 28, 2002, there were Rocky Mountain Chocolate Factory stores in approximately 20 of these malls, including locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and more competing food and beverage concepts. The Company's new store concept is designed to unlock the potential of the regional mall environment.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada.

FRANCHISING PROGRAM

General

The Company's franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company's concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 2001, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2002, there were 223 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2002, operated 23 stores under the agreement.

In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2002, operated 2 stores under this agreement.

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

COMPANY STORE PROGRAM

As of April 1, 2002, there were 4 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques.

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

COMPETITION

The retailing of confectionery products is highly competitive. The Company and its franchisees compete with numerous businesses that offer confectionery products. Many of these competitors have greater name recognition and financial, marketing and other resources than the Company. In addition, there is intense competition among retailer's for real estate sites, store personnel and qualified franchisees. Competitive market conditions could adversely affect the Company and its results of operations and its ability to expand successfully.

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

EMPLOYEES

At February 28, 2002, the Company employed approximately 180 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages at April 15, 2002 are as follows:

NAME                                              AGE                               POSITION
Franklin E. Crail.............                    60    Chairman of the Board, President and Director
Bryan J. Merryman.............                    41    Chief Operating Officer, Chief Financial Officer, Treasurer
                                                          and Director
Edward L. Dudley..............                    38    Sr. Vice President - Sales and Marketing
Jay B. Haws...................                    52    Vice President - Creative Services
Gregory L. Pope...............                    35    Vice-President - Franchise Support and Development
William K. Jobson.............                    46    Chief Information Officer
Virginia M. Perez.............                    64    Corporate Secretary

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

Mr. Dudley joined the Company in January 1997 to spearhead the Company's newly formed Product Sales Development function as Vice President - Sales and Marketing, with the goal of increasing the Company's factory and retail sales. He was promoted to Senior Vice President in June 2001. During his 10 year career with Baxter Healthcare Corporation, Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997. Mr. Dudley holds B.S. degrees in Finance and Accounting from the University of Colorado.

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

Mr. Pope became Vice President of Franchise Development in June 2001. Since joining the Company in October 1990, he has served in various positions including store manager, new store opener and franchise field consultant. In March 1996 he became Director of Franchise Development and Support, a position he held until he was promoted to his present position.

Mr. Jobson joined the Company in July 1998 as Director of Information Technology. In June 2001, he was promoted to Chief Information Officer, a position created to enhance the Company's strategic focus on information and information technology. From July 1995 to July 1998, Mr. Jobson worked for ADAC Laboratories in Durango, Colorado, a leading provider of diagnostic imaging and information systems solutions in the healthcare industry, as Manager of Technical Services and before that, Regional Manager.

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

                               ITEM 2. PROPERTIES

The Company's manufacturing operations and corporate headquarters are located at its 58,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2002, the Company's factory produced approximately 2.04 million pounds of chocolate candies, a 0.5% increase over the approximately 2.03 million pounds produced in fiscal 2001. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2002, all of the 4 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from July 2002 to December 2005, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2002, the Company was the primary lessee at 32 of its 223 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of the Company's rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company's business or financial condition.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado 10:00 a.m., local time, on July 20, 2001.

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

Out of a total of 2,470,091 shares of the Company's common stock outstanding and entitled to vote, 2,381,244 shares were present in person or by proxy, representing approximately 96.4 percent of the outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle as directors of the Company. No nominee received less than 94.9% of the shares voted. The second matter voted on by the stockholders was a resolution to consider and vote upon a proposal to amend the Company's 1995 Stock Option Plan to increase from 266,667 to 400,000 the aggregate number of shares of Common Stock authorized for issuance under such plan. The resolution was adopted with the holders of 1,544,357 shares voting in favor of the resolution and 250,532 voting against the resolution. Holders of 4,560 shares abstained from voting on the resolution and 581,795 holders did not vote on the resolution.

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The Company's Common Stock trades on the National Market System of The Nasdaq Stock Market under the trading symbol "RMCF". On January 28, 2002 the Board of Directors declared a four-for-three stock split payable on March 4, 2002 to shareholders of record on February 11, 2002.

The Company declared this stock split because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company's Common Stock. All of the following items in Item 5. have been adjusted, where necessary, for the effects of the split.

On May 18, 1998 the Company purchased 448,000 shares of its common stock at $3.8625 per share in a private transaction.

On various dates commencing on December 22, 1999 through February 7, 2000, the Company purchased 284,627 shares of the Company's issued and outstanding common stock at prices ranging from $3.9375 to $4.1719.

On March 21, 2000, the Company commenced a tender offer to acquire shares of its common stock. Pursuant to the tender offer, which was completed on May 1, 2000, the Company acquired 596,793 shares of its issued and outstanding common stock at $4.6875 per share.

On January 19, 2001 and January 26, 2001 the Company purchased 50,667 and 10,666 shares, respectively, of the Company's issued and outstanding common stock at $3.7969 per share.

Between March 6, 2001 and September 28, 2001, the Company repurchased 123,355 Company shares at an average price of $5.07 per share. Of the shares repurchased during this period, 25,333 were repurchased from employees.

The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low bid information for the Common Stock as quoted on Nasdaq for each quarter of fiscal years 2002 and 2001. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED FEBRUARY 28, 2002                                        HIGH                             LOW
First Quarter                                                          $    5.4375                      $    3.7031
Second Quarter                                                              7.8000                           5.3625
Third Quarter                                                              11.2500                           6.0375
Fourth Quarter                                                             14.2125                           8.25

FISCAL YEAR ENDED FEBRUARY 28, 2001                                        HIGH                              LOW
First Quarter                                                          $    4.3125                      $    2.5313
Second Quarter                                                              4.8438                           2.8598
Third Quarter                                                               3.0473                           2.3438
Fourth Quarter                                                              3.9375                           2.3438

On April 15, 2002 the closing bid price for the Common Stock as reported on the Nasdaq Stock Market was $13.52.

(b) HOLDERS

On April 15, 2002 there were approximately 430 record holders of the Company's Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

(c) DIVIDENDS

The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends for the foreseeable future. Any future earnings will be retained for use in the Company's business.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 1998 through 2002, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Amounts in thousands, except per share data)

                                                   YEARS ENDED FEBRUARY 28 or 29,
SELECTED STATEMENT OF
    OPERATIONS DATA                       2002       2001       2000       1999       1998
    Total revenues                      $ 19,439   $ 22,572   $ 24,647   $ 26,233   $ 23,764
    Operating income                       3,370      3,105      2,662      1,319      2,599
    Income from continuing operations      1,995      1,556      1,057        421      1,260
    Loss from discontinued operations
      (net of income taxes)                   --         --         --         --     (1,020)
    Net income                          $  1,995   $  1,556   $  1,057   $    421   $    240

BASIC EARNINGS (LOSS) PER
    COMMON SHARE

    Continuing Operations               $    .81   $    .58   $    .31   $    .12   $    .32
    Discontinued Operations                   --         --         --         --       (.26)
    Net Income                          $    .81   $    .58   $    .31   $    .12   $    .06

DILUTED EARNINGS (LOSS) PER
    COMMON SHARE
    Continuing Operations               $    .76   $    .57   $    .31   $    .12   $    .32
    Discontinued Operations                   --         --         --         --       (.26)
    Net Income                          $    .76   $    .57   $    .31   $    .12   $    .06
    Weighted average common shares
      outstanding                          2,473      2,701      3,441      3,554      3,883
    Weighted average common shares
      outstanding, assuming dilution
                                           2,636      2,709      3,463      3,570      3,906

SELECTED BALANCE SHEET DATA
    Working capital                     $  3,940   $  1,249   $  1,589   $  1,558   $  3,949
    Total assets                          16,795     15,042     16,440     18,652     19,868
    Long-term debt                         4,325      3,297      3,774      5,250      5,993
    Stockholders' equity                   8,821      7,062      8,433      8,509     10,019

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of notes receivable from franchisees, inventory, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on analyses, of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our financial statements, although not all inclusive.

Accounts and Notes Receivable - The Company records an allowance for credit losses based on estimates of customers' ability to pay and collateral value, as applicable. If the financial condition of our customers or collateral were to deteriorate, additional allowances may be required.

Revenue Recognition - The Company recognizes revenue on sales of products to franchisees and other customers at the time of shipment. Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. The Company also recognizes a royalty fee of five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores' gross retail sales. Sales of products at retail stores are recognized at the time of sale.

Inventories - The Company will write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Other accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with its evaluation of the recoverability of goodwill, deferred tax assets, as well as those used in the determination of liabilities related to litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

As discussed in Note 5 to the financial statements, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

Results Summary

The Company posted record earnings per share in fiscal 2002. Basic earnings per share increased 39.7% from $.58 in fiscal 2001 to $.81 in fiscal 2002. Revenues decreased 13.9% from fiscal 2001 to fiscal 2002. Operating income increased 8.5% from $3.1 million in fiscal 2001 to $3.4 million in fiscal 2002. Net income increased 28.2% from $1.6 million in fiscal 2001 to $2.0 million in fiscal 2002.

Revenues

($'s in thousands)                               2002                 2001                Change                 % Change
Factory Sales                                  $13,619.4            $11,933.5            $ 1,685.9                 14.1%
Retail Sales                                     1,604.7              7,049.4             (5,444.7)               (77.2)%
Royalty and Marketing Fees                       3,544.9              3,141.9                403.0                 12.8%
Franchise Fees                                     670.1                447.0                223.1                 49.9%
Total                                          $19,439.1            $22,571.8            $(3,132.7)               (13.9)%

Factory Sales

Factory sales increased 14.1%, or $1.7 million, to $13.6 million in fiscal 2002 from $11.9 million in fiscal 2001. This increase was due primarily to an increase in the number of franchised stores in operation during fiscal 2002 versus fiscal 2001. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 8.1% in fiscal 2002 versus fiscal 2001. The Company believes the decrease in same store pounds purchased is due to a continued product mix shift from factory-made products to store-made products.

Retail Sales

Retail sales decreased $5.4 million, or 77.2%, to $1.6 million in fiscal 2002 compared to $7.0 million in fiscal 2001. This decrease resulted primarily from a decrease in the number of Company-owned stores from 14 as of February 28, 2001 to 4 as of February 28, 2002 and a 4.9% decrease in same store sales.

In fiscal 2002, the Company completed phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company sold to new or existing franchisees all viable Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado. The Colorado Stores were excluded because these stores are used to test sales, marketing, design and operational initiatives.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $403,000 or 12.8%, to $3.5 million in fiscal 2002, compared to $3.1 million in fiscal 2001. This increase resulted from expansion in the number of units in operation from 180 in fiscal 2001 to 199 in fiscal 2002 plus growth in same store sales of 0.1%. Franchise fee revenues increased $223,000 in fiscal 2002 compared to fiscal 2001 due to an increase in the number of new franchises sold.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 63.1% in fiscal 2002 versus 53.7% in fiscal 2001. This increase resulted from decreased retail sales, which generate higher margins than factory sales, offset by an increase in Company-owned store margins from 58.0% in fiscal 2001 to 59.0% in fiscal 2002. Factory margins decreased to 34.2% in fiscal 2002 from 39.4% in fiscal 2001. This decrease in factory margins is due primarily to decreased production efficiencies and increased inventory reserves due to packaging changes.

Franchise Costs

Franchise costs increased $163,000, or 14.5%, in fiscal 2002 compared to fiscal 2001. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.5% in fiscal 2002 from 31.3% in fiscal 2001. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of increased franchise support costs offset by a 17.4% increase in income from franchise fees and royalty and marketing fees.

Sales & Marketing

Sales and marketing costs increased 10.5% to $1.3 million in fiscal 2002 from $1.2 million in fiscal 2001. This increase is due to higher spending levels, primarily for franchise services and advertising and promotion.

General and Administrative

General and administrative expenses increased 0.3% to $2.096 million in fiscal 2002 from $2.091 million in fiscal 2001. As a percentage of total revenues, general and administrative expense increased to 10.8% in fiscal 2002 from 9.3% in fiscal 2001.

Retail Operating Expenses

Retail operating expenses decreased to $875,000 in fiscal 2002 from $3.7 million in fiscal 2001; a decrease of 76.6%. This decrease resulted primarily from a decrease in the number of Company-owned stores from 14 at February 28, 2001 to 4 at February 28, 2002. Retail operating expenses, as a percentage of retail sales, increased to 54.5% in fiscal 2002 compared to 53.1% in fiscal 2001 due to the decrease in same store sales of 4.9%.

Depreciation and Amortization

Depreciation and amortization decreased 21.3% to $905,000 in fiscal 2002 from $1.1 million in fiscal 2001. The decrease in depreciation and amortization is due primarily to lower depreciation expense as a result of fewer Company-owned stores.

Other Expense

Other expense of $162,000 incurred in fiscal 2002 decreased 71.4% from the $566,000 incurred in fiscal 2001 due primarily to lower interest expense on lower average outstanding amounts of and rates on both short-term and long-term debt. The Company also earned increased interest income on higher average outstanding balances of notes receivable.

Income Tax Expense

The Company's effective income tax rate in fiscal 2002 was 37.8%, which is approximately the same as the effective rate in fiscal 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

Results Summary

Through February 28, 2001 the Company posted record earnings per share. Basic earnings per share increased 87.1% from $.31 in fiscal 2000 to $.58 in fiscal 2001. Costs associated with Whitman Candies, Inc.'s unsolicited tender offer negatively impacted basic and diluted earnings per share by approximately $.07 in fiscal 2000. Revenues decreased 8.4% from fiscal 2000 to fiscal 2001. Operating income increased 16.6% from $2.7 million in fiscal 2000 to $3.1 million in fiscal 2001. Net income increased 47.3% from $1.1 million in fiscal 2000 to $1.6 million in fiscal 2001. Net income, as adjusted to exclude the costs associated with Whitman's tender offer, increased 18.4% from $1.3 million in fiscal 2000 to $1.6 million in fiscal 2001.

Revenues

($'s in thousands)                               2001                 2000                Change                 % Change
Factory Sales                                  $11,933.5            $11,036.9            $   896.6                  8.1%
Retail Sales                                     7,049.4             10,315.5             (3,266.1)               (31.7)%
Royalty and Marketing Fees                       3,141.9              2,963.0                178.9                  6.0%
Franchise Fees                                     447.0                331.4                115.6                 34.9%
Total                                          $22,571.8            $24,646.8            $(2,075.0)                (8.4)%

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

In fiscal 2002, the Company completed phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company sold to new or existing franchisees all viable Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado. The Colorado Stores are excluded because these stores are used to test sales, marketing, design and operational initiatives.

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

General and Administrative

General and administrative expenses increased 18.7% to $2.1 million in fiscal 2001 from $1.8 million in fiscal 2000, primarily as a result of increased bad debt expense. As a percentage of total revenues, general and administrative expense increased to 9.3% in fiscal 2001 from 7.1% in fiscal 2000.

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

Other Expense

Other expense of $566,000 incurred in fiscal 2001 decreased 39.7% from the $939,000 incurred in fiscal 2000. This decrease was due primarily to non-recurring costs of approximately $420,000 related to the unsolicited tender offer for 100% of the Company's outstanding common stock by Whitman's Candies, Inc., which commenced in May 1999 and was withdrawn on November 4, 1999. These non-recurring expenses reduced basic and diluted earnings per share by approximately $.07 in fiscal 2000. This decline was partially offset by increased interest expense on higher average amounts of outstanding short-term debt.

Income Tax Expense

The Company's effective income tax rate in fiscal 2001 and fiscal 2000 was 38.7%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2002, working capital was $3.9 million compared with $1.2 million as of February 28, 2001, a $2.7 million increase. The increase in working capital was due primarily to operating results, refinancing of long-term debt and sales of Company-owned stores to franchisees.

Cash and cash equivalent balances increased from $87,000 as of February 28, 2001 to $165,000 as of February 28, 2002 as a result of cash flows generated by operating activities in excess of cash flows used in financing and investing activities. The Company's current ratio was 2.27 to 1 at February 28, 2002 in comparison with 1.29 to 1 at February 28, 2001.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of February 28, 2002, $2.0 million), and chattel mortgage notes (unpaid balance as of February 28, 2002, $3.5 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $2.0 million credit line, of which $2.0 million was available, secured by substantially all of the Company's assets except retail store assets and is subject to renewal in July, 2002.

The table below presents significant contractual obligations of the Company at February 28, 2002.

(Amounts in thousands)
Contractual Obligations                  Less than                               After 5
                                           1 year      1-3 Years    4-5 years     years         Total
    Line of credit                       $       --   $       --   $       --   $       --   $       --
    Notes payable                             1,188        2,154          625        1,546        5,513
    Operating leases                            481          680          133           --        1,294
    Other long-term obligations                 785          949          483           84        2,301
    Total Contractual cash obligations   $    2,454   $    3,783   $    1,241   $    1,630   $    9,108

During fiscal 2002, the Company financed the sale of nine Company-owned stores to a single franchisee in the amount of approximately $1.3 million.

For fiscal 2003, the Company anticipates making capital expenditures of approximately $675,000, which will be used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations and available bank lines of credit will be sufficient to fund capital expenditures and working capital requirements for fiscal 2003.

IMPACT OF INFLATION

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, the Company's future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. As discussed in Note 1 to the financial statements, goodwill has historically been amortized on the straight-line method over ten to twenty-five years. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $118,000, which approximates the annual amortization. The Company adopted SFAS 142 on March 1, 2002.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations or cash flows.

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

As of February 28, 2002, approximately $4,800 of the Company's long-term debt was subject to a variable interest rate. The Company also has a $2.0 million bank line of credit that bears interest at a variable rate. As of February 28, 2002, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

                          ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                Page
  Report of Independent Certified Public Accountants                                                             28

  Statements of Income                                                                                           29

  Balance Sheets                                                                                                 30

  Statements of Changes in Stockholders' Equity                                                                  31

  Statements of Cash Flows                                                                                       32

  Notes to Financial Statements                                                                                  33

Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.


We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Dallas, Texas
April 12, 2002

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                  FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                                   2002            2001            2000
REVENUES
   Sales                                       $ 15,224,065    $ 18,982,948    $ 21,352,411
   Franchise and royalty fees                     4,215,012       3,588,889       3,294,403
   Total revenues                                19,439,077      22,571,837      24,646,814

COSTS AND EXPENSES
   Cost of sales                                  9,612,712      10,190,091      11,235,252
   Franchise costs                                1,286,595       1,123,506         977,087
   Sales & marketing                              1,293,309       1,170,636       1,337,818
   General and administrative                     2,096,356       2,090,579       1,761,779
   Retail operating                                 875,190       3,742,140       5,109,772
   Depreciation and amortization                    905,227       1,149,590       1,562,632
   Total costs and expenses                      16,069,389      19,466,542      21,984,340

OPERATING INCOME                                  3,369,688       3,105,295       2,662,474

OTHER INCOME (EXPENSE)
   Interest expense                                (437,339)       (660,620)       (573,379)
   Cost of unsolicited
     tender offer                                        --              --        (419,954)
   Interest income                                  275,593          94,298          54,454
   Other, net                                      (161,746)       (566,322)       (938,879)

INCOME BEFORE INCOME TAXES                        3,207,942       2,538,973       1,723,595

INCOME TAX EXPENSE                                1,212,600         982,585         667,030

NET INCOME                                     $  1,995,342    $  1,556,388    $  1,056,565

BASIC EARNINGS PER
  COMMON SHARE                                 $        .81    $        .58    $        .31

DILUTED EARNINGS PER
  COMMON SHARE                                 $        .76    $        .57    $        .31

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     2,473,268       2,701,433       3,440,805
DILUTIVE EFFECT OF EMPLOYEE
  STOCK OPTIONS                                     163,120           7,224          21,922
WEIGHTED AVERAGE COMMON SHARES  OUTSTANDING,
   ASSUMING DILUTION                              2,636,388       2,708,657       3,462,727



        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                              AS OF FEBRUARY 28
                                                             2002            2001
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $    165,472    $     87,301
   Accounts receivable, less allowance for doubtful
     accounts of $73,269 and $59,342                        2,724,907       2,161,457
   Notes receivable                                           561,829         135,768
   Refundable income taxes                                         --          37,574
   Inventories                                              3,127,090       2,800,128
   Deferred income taxes                                      138,591         113,906
   Other                                                      313,943         270,714
   Total current assets                                     7,031,832       5,606,848

PROPERTY AND EQUIPMENT, NET                                 5,983,906       6,820,377

OTHER ASSETS
   Notes receivable, less valuation allowance of
     $225,690 and $143,202                                  2,353,355       1,212,572
   Goodwill, less accumulated amortization of $732,211
     and $614,603                                             797,789         915,397
   Other                                                      628,509         486,869
   Total other assets                                       3,779,653       2,614,838

   Total assets                                          $ 16,795,391    $ 15,042,063

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                  $  1,188,300    $  1,556,800
   Line of credit                                                  --         550,000
   Accounts payable                                           667,419       1,065,210
   Accrued salaries and wages                                 881,451       1,006,630
   Other accrued expenses                                     354,912         179,425
   Total current liabilities                                3,092,082       4,358,065

LONG-TERM DEBT, LESS CURRENT MATURITIES                     4,324,746       3,297,340

DEFERRED GAIN ON SALE OF ASSETS                               389,302         192,246

DEFERRED INCOME TAXES                                         168,464         131,985

COMMITMENTS AND CONTINGENCIES                                      --              --

STOCKHOLDERS' EQUITY
   Common stock, $.0225 par value; 7,250,000 shares
     authorized; 2,474,640 and 2,564,379 shares issued
     and outstanding                                           55,679          57,698
   Additional paid-in capital                               2,562,911       2,926,612
   Retained earnings                                        6,242,206       4,246,864
   Less notes receivable from officers and directors          (39,999)       (168,747)
   Total stockholders' equity                               8,820,797       7,062,427

   Total liabilities and stockholders' equity            $ 16,795,391    $ 15,042,063



        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                                      2002            2001            2000
COMMON STOCK
   Balance at beginning of year                   $     57,698    $     71,606    $     77,988
   Repurchase and retirement of common stock            (2,774)        (14,808)         (6,404)
   Issuance of common stock                                  5             360               4
   Exercise of stock options                               750             540              18
   Balance at end of year                               55,679          57,698          71,606

NOTES RECEIVABLE FROM OFFICERS AND DIRECTORS
   Balance at beginning of year                       (168,747)       (208,746)       (248,745)
   Reduction of notes                                  128,748          39,999          39,999
   Balance at end of year                              (39,999)       (168,747)       (208,746)

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                      2,926,612       5,879,753       7,046,032
   Repurchase and retirement of common stock          (622,767)     (3,065,491)     (1,169,805)
   Issuance of common stock                              1,079          49,640             844
   Exercise of stock options                           235,500          62,710           2,682
   Tax benefit from employee stock transactions         22,487              --              --
   Balance at end of year                            2,562,911       2,926,612       5,879,753

RETAINED EARNINGS
   Balance at beginning of year                      4,246,864       2,690,476       1,633,911
   Net income                                        1,995,342       1,556,388       1,056,565
   Balance at end of year                            6,242,206       4,246,864       2,690,476

TOTAL STOCKHOLDERS' EQUITY                        $  8,820,797    $  7,062,427    $  8,433,089

COMMON SHARES
   Balance at beginning of year                      2,564,379       3,182,505       3,466,132
   Repurchase and retirement of common stock          (123,355)       (658,126)       (284,627)
   Issuance of common stock                                200          16,000             200
   Exercise of stock options and other                  33,416          24,000             800
   Balance at end of year                            2,474,640       2,564,379       3,182,505



        The accompanying notes are an integral part of these statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED FEBRUARY 28 or 29,
                                                                      2002            2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  1,995,342    $  1,556,388    $  1,056,565
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                       905,227       1,149,590       1,562,632
   Provision for doubtful accounts                                     162,046         125,202          11,589
   Provision for inventory loss                                        162,000         268,500              --
   (Gain) loss on sale of assets                                      (138,824)        (29,875)         77,148
   Changes in operating assets and liabilities:
   Accounts receivable                                                (887,947)       (308,785)         13,686
   Refundable income taxes                                              37,574          39,115         306,822
   Inventories                                                        (603,779)       (116,386)        192,158
   Other assets                                                        (43,229)       (182,929)        (13,958)
   Accounts payable                                                   (397,791)          9,300         (11,076)
   Income taxes payable                                                139,023        (120,463)        120,463
   Deferred income taxes                                                11,794         145,281         213,020
   Accrued liabilities                                                 (75,608)         (8,649)        (48,112)
   Net cash provided by operating activities                         1,265,828       2,526,289       3,480,937

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to notes receivable                                      (659,258)       (173,581)        (98,645)
   Proceeds received on notes receivable                               195,494         129,163         130,726
   Proceeds from sale of assets                                        382,018       1,495,670         503,644
   Purchase of other assets                                           (231,228)       (199,523)           (785)
   Purchase of property and equipment                                 (724,130)       (466,448)       (870,112)
   Net cash provided by (used in) investing activities              (1,037,104)        785,281        (335,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line of credit                                       (550,000)        475,000        (825,000)
   Proceeds from long-term debt                                      6,077,827       1,232,247         509,081
   Payments on long-term debt                                       (5,418,921)     (2,082,658)     (1,885,299)
   Repayment of loans by director, officers and former officers        128,748          39,999          39,999
   Issuance of common stock                                            237,334          63,250           2,700
   Repurchase and redemption of common stock                          (625,541)     (3,080,299)     (1,176,209)
   Net cash used in financing activities                              (150,553)     (3,352,461)     (3,334,728)

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 78,171         (40,891)       (188,963)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       87,301         128,192         317,155

   CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    165,472    $     87,301    $    128,192



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

Property and Equipment and Other Assets

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful life of the asset, which range from five to thirty-nine years. Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Other intangible assets at February 28, 2002 and 2001 were approximately $586,000 and $382,000, respectively.

The Company reviews its long-lived assets through analysis of undiscounted cash flows, including identifiable intangible assets, whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company's policy is to review the recoverability of all assets, at a minimum, on an annual basis.

Amortization of Goodwill

Goodwill has historically been amortized on the straight-line method over ten to twenty-five years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $118,000, which approximates the annual amortization. The Company adopted SFAS 142 on March 1, 2002.

Sales

Sales of products to franchisees and other customers are recognized at the time of shipment. Sales of products at retail stores are recognized at the time of sale.

Shipping Fees

Shipping fees charged to customers by the Company's Trucking department are reported as sales. Shipping costs incurred by the Company's trucking department are reported as cost of sales.

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

Vulnerability Due to Certain Concentrations

Franchised stores are concentrated (40%) in the factory outlet mall environment. At February 28, 2002, no Company-owned stores and 91 franchise stores of 228 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment and to changes in the level of construction of additional, new factory outlet mall locations.

As of February 28, 2002, the Company had long-term notes receivable of approximately $2.5 million due from a single franchisee resulting from the Company financing the sale of seventeen Company-owned stores. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to change in the cash flow from these locations.

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

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $420,000, $320,000 and $296,000 for the fiscal years ended February 28(29), 2002, 2001 and 2000, respectively.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year of 2,473,268, 2,701,433 and 3,440,805 for the fiscal years ended February 28 (29), 2002, 2001 and 2000. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. Incremental shares assumed issued on the exercise of common stock options during the fiscal years ended February 28 (29), 2002, 2001 and 2000 were 163,120, 7,224 and 21,922.
During 2002, 2001 and 2000, 62,495, 293,333 and 281,333 stock options were excluded from diluted shares as their affect was anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term investments in money market funds, other liquid assets, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

Reclassifications

Certain reclassifications have been made to prior years' financial statements in order to conform with the presentation of the February 28, 2002 financial statements.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28:

                                                                          2002                       2001
Ingredients and supplies                                              $   1,538,107              $   1,312,014
Finished candy                                                            1,588,983                  1,488,114
                                                                      $   3,127,090              $   2,800,128

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

                                                                              2002                             2001
Land                                                                   $        513,618                 $        513,618
Building                                                                      3,772,807                        3,723,086
Machinery and equipment                                                       6,512,836                        6,493,850
Furniture and fixtures                                                          592,677                        1,127,023
Leasehold improvements                                                          418,403                          832,148
Transportation equipment                                                        188,874                          205,539
                                                                             11,999,215                       12,895,264

Less accumulated depreciation                                                 6,015,309                        6,074,887

Property and equipment, net                                            $      5,983,906                 $      6,820,377

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2002 the Company had a $2,000,000 line of credit from a bank, collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (4.25% at February 28, 2002). At February 28, 2002, $2,000,000 was available for borrowings under the line of credit. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. The credit line is subject to renewal in July, 2002.

Long-term debt

Long-term debt consists of the following at February 28:

                                                                                      2002         2001
Mortgage note payable in monthly installments of $17,600 through August, 2016 including interest at 6.0% per annum, collateralized by land and factory building. Interest subject to adjustment every 60 months until maturity in
August, 2016                                                                       $2,049,494   $       --

Notes payable in monthly installments of between $2,832 and $31,685. Repaid in
fiscal 2002                                                                                --    4,213,874

Chattel mortgage note payable in monthly installments of $65,500 through August,
2005 including interest at 6.00% per annum, collateralized by substantially all business assets
                                                                                    2,487,597           --

Chattel mortgage note payable in monthly installments of $30,300 through August,
2004 including interest at 6.00% per annum, collateralized by inventory,
accounts, equipment and general intangibles                                           846,468           --

Chattel mortgage notes payable in monthly principal installments of $37,881 through April, 2002 plus interest at LIBOR plus 2.85% (4.7% at February 28,
2002), collateralized by equipment, furniture and fixtures                              4,829      223,283

Chattel mortgage note payable in monthly installments of $454 through October,
2003 including interest at 7.91% per annum, collateralized by equipment                 8,487       13,070

Chattel mortgage note payable in quarterly installments of $51,240 through
January, 2002, and a final installment of $34,160 April, 2002, including
interest at 6.73% per annum collateralized by equipment, furniture and fixtures        25,501      227,975

Chattel mortgage note payable in monthly installments of $8,002 through
February, 2003 including interest at 6.0% and 8.75% per annum, collateralized by
computer equipment                                                                     90,670      175,938

                                                                                    5,513,046    4,854,140
Less current maturities                                                             1,188,300    1,556,800
                                                                                   $4,324,746   $3,297,340

Maturities of long-term debt are as follows for the years ending February 28 or 29:

         2003                                                  $    1,188,300
         2004                                                       1,131,800
         2005                                                       1,021,754
         2006                                                         511,892
         2007                                                         113,349
         Thereafter                                                 1,545,951
                                                               $    5,513,046

Additionally, the line of credit and certain term debt are subject to various financial ratio and leverage covenants. At February 28, 2002 the Company was in violation of the Capital Expenditures covenant, for which it has received a waiver.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

         2003                                                   $    187,615
         2004                                                        114,544
         2005                                                         90,241
         2006                                                         41,100
                                                                $    433,500

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

         2003                                                   $    785,219
         2004                                                        561,420
         2005                                                        387,282
         2006                                                        311,190
         2007                                                        171,947
         Thereafter                                                   83,632
                                                                $  2,300,690

The following is a schedule of lease expense for all retail space operating leases for the three years ended February 28 or 29:

                                                          2002                        2001                        2000
Minimum rentals                                       $   1,206,337              $   1,860,783               $   2,237,464
Less sublease rentals                                      (971,938)                (1,186,307)                 (1,336,496)
Contingent rentals                                            8,999                     22,030                      49,426
                                                      $     243,398              $     696,506               $     950,394

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

           2003                                                     $  293,739
           2004                                                        273,893
           2005                                                        200,917
           2006                                                         92,111
                                                                    $  860,660

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

                                                            2002                       2001                        2000
                                                         $  260,988                 $  313,574                  $  314,811

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 6 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ending February 28 or 29:

                    2002         2001         2000
Current
  Federal        $1,033,009   $  761,667   $  374,704
  State             167,797       75,637       79,306
Total Current     1,200,806      837,304      454,010

Deferred
  Federal            10,608      128,539      175,810
  State               1,186       16,742       37,210
Total Deferred       11,794      145,281      213,020
Total            $1,212,600   $  982,585   $  667,030

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 29 or 28:

                                               2002      2001      2000
Statutory rate                                 34.0%     34.0%     34.0%
Goodwill amortization                            .3%       .3%       .5%
State income taxes, net of federal benefit      3.5%      2.2%      3.0%
Other                                            --       2.2%      1.2%
Effective Rate                                 37.8%     38.7%     38.7%

The components of deferred income taxes at February 28 are as follows:

Deferred Tax Assets                              2002          2001
  Allowance for doubtful accounts and notes   $  113,006    $   78,385
  Inventories                                     45,897        36,620
  Accrued compensation                            64,999        54,320
  Loss provisions                                114,516       160,436
  Deferred lease rentals                              --         2,821
  Goodwill amortization                           42,219        31,329
                                                 380,637       363,911
Deferred Tax Liabilities
  Depreciation                                  (327,493)     (355,536)
  Deferred gain on sale                          (83,017)      (26,454)
                                                (410,510)     (381,990)
Net deferred tax liability                    $  (29,873)   $  (18,079)

Current deferred tax assets                   $  138,591    $  113,906
Non-current deferred tax liabilities            (168,464)     (131,985)
Net deferred tax liability                    $  (29,873)   $  (18,079)

NOTE 7 - STOCKHOLDERS' EQUITY

Stock Split

On January 28, 2002 the Board of Directors approved a four-for-three stock split payable March 4, 2002 to shareholders of record at the close of business on February 11, 2002. Shareholders received one additional share of Common Stock for every three shares owned prior to the record date and par value changed from $.03 to $.0225 per share. Immediately prior to the split there were 1,855,918 shares outstanding. Subsequent to the split there were 2,474,640 shares outstanding. All share and per share data have been restated in all years presented to give effect to the stock split.

Stock Repurchases

Between March 6, 2001 and September 28, 2001, the Company repurchased 123,355 Company shares at an average price of $5.07 per share. Of the shares repurchased during this time period, 25,333 were repurchased from employees.

In January 2001 the Company repurchased 61,333 Company shares at an average price of $3.80 per share.

On March 21, 2000, the Company commenced a tender offer to acquire shares of its common stock. Pursuant to the tender offer, which was completed on May 1, 2000, the Company acquired 596,793 shares of its issued and outstanding common stock at $4.6875 per share.

Between December 22, 1999 and February 7, 2000, the Company repurchased 284,627 Company shares on the open market at an average price of $4.13 per share.

On May 15, 1998, the Company purchased 448,000 shares and certain of its directors and executive officers purchased 138,667 shares of the Company's issued and outstanding common stock at $3.8625 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 53,333 of the 138,667 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and are due May 15, 2003.

NOTE 8 - STOCK OPTION PLANS

Under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan"), options to purchase 286,667 shares of the Company's common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Options representing the right to purchase 36,000 shares of the Company's common stock remained outstanding under the 1985 Plan at February 28, 2002.

Under the 1995 Stock Option Plan (the "1995 Plan"), the Nonqualified Stock Option Plan for Nonemployee Directors (the "Director's Plan") and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the "2000 Director's Plan"), options to purchase up to 400,000, 120,000 and 80,000 shares, respectively, of the Company's common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan and the Director's Plan. Options granted may not have a term exceeding five years under the 2000 Director's Plan. Options representing the right to purchase 312,664, 26,666 and 58,664 shares of the Company's common stock were outstanding under the 1995 Plan, the Director's Plan, and the 2000 Director's Plan, respectively, at February 28, 2002. Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised, in June 2002 through March 2010.

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28 or 29(in 000's except per share amounts):

                                            2002         2001         2000
Net Income - as reported                 $    1,995   $    1,556   $    1,057
Net Income - pro forma                        1,843        1,427          862
Basic Earnings per Share-as reported            .81          .58          .31
Diluted Earnings per Share-as reported          .76          .57          .31
Basic Earnings per Share-pro forma              .75          .53          .25
Diluted Earnings per Share-pro forma            .71          .53          .25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                       2002          2001          2000
Expected dividend yield                    0%            0%            0%
Expected stock price volatility           40%           50%           65%
Risk-free interest rate                  4.8%          6.5%          6.5%
Expected life of options             5 years       7 years       5 years

Information with respect to options outstanding under the Plans at February 28, 2002, and changes for the three years then ended was as follows:

                                                                 2002
                                                                  Weighted Average
                                                       Shares      Exercise Price
           Outstanding at beginning of year            382,661      $       5.09
           Granted                                     104,665              4.75
           Exercised                                   (33,332)             7.09
           Forfeited                                   (20,000)             5.94

           Outstanding at end of year                  433,994      $       4.82

           Options exercisable at February 28, 2002    309,328      $       4.97

                                                       2001
                                                       Weighted Average
                                            Shares      Exercise Price
Outstanding at beginning of year            394,661    $           5.01
Granted                                      13,333                3.00
Exercised                                   (24,000)               2.63
Forfeited                                    (1,333)               5.81
Outstanding at end of year                  382,661    $           5.09

Options exercisable at February 28, 2001    247,733    $           5.73

                                                   2000
                                                           Weighted
                                                           Average
                                            Shares      Exercise Price
Outstanding at beginning of year            321,328    $           5.93
Granted                                     153,333                3.84
Forfeited                                      (800)               3.38
Forfeited                                   (79,200)               6.50
Outstanding at end of year                  394,661    $           5.01

Options exercisable at February 29, 2000    232,267    $           5.72

Weighted average fair value per share of options granted during 2002, 2001 and 2000 were $1.98, $1.40 and $2.17, respectively.

Additional information about stock options outstanding at February 28, 2002 is summarized as follows:


                                                                                          Options Outstanding
                                                    Number                 Weighted average                   Weighted average
                                                  outstanding                  remaining                       exercise price
Range of exercise prices                                                   contractual life
$3.00 to 3.7035                                     146,666                     7.01 years                       $   3.44
$3.84 to 4.40625                                    186,665                     5.60 years                           3.99
$5.625 to 13.50                                     100,663                     4.98 years                           8.38





                                                                                               Options Exercisable
                                                                                                                     Weighted
                                                                                         Number                      average
Range of exercise prices                                                             Exercisable                  exercise price
$3.00 to 3.7035                                                                           63,999                    $   3.31
$3.84 to 4.40625                                                                         173,332                        3.99
$5.625 to 13.50                                                                           71,997                        8.80

NOTE 9 - OPERATING SEGMENTS

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


                             Franchising     Manufacturing         Retail           Other               Total
FY 2002
Total revenues              $   4,215,012    $  14,692,696     $   1,604,730     $          --     $  20,512,438
Intersegment revenues                  --       (1,073,361)               --                --        (1,073,361)
Revenue from external
    customers                   4,215,012       13,619,335         1,604,730                --        19,439,077
Segment profit (loss)           1,894,600        3,898,178          (144,544)       (2,440,292)        3,207,942
Total assets                      553,745        9,213,664         1,357,946         5,670,036        16,795,391
Capital expenditures               60,316          216,822            79,632           367,360           724,130
Total depreciation &
    amortization                   80,569          432,714           191,790           200,154           905,227

FY 2001
Total revenues              $   3,588,889    $  14,284,080     $   7,049,421     $          --     $  24,922,390
Intersegment revenues                  --       (2,350,553)               --                --        (2,350,553)
Revenue from external
    customers                   3,588,889       11,933,527         7,049,421                --        22,571,837
Segment profit (loss)           1,324,940        3,876,785           209,779        (2,872,531)        2,538,973
Total assets                      545,043        8,547,291         2,597,870         3,351,859        15,042,063
Capital expenditures               44,128          134,740           167,539           120,041           466,448
Total depreciation &
    amortization                   86,844          457,629           420,661           184,456         1,149,590

FY 2000
Total revenues              $   3,294,403    $  13,716,134     $  10,315,509     $          --     $  27,326,046
Intersegment revenues                  --       (2,679,232)               --                --        (2,679,232)
Revenue from external
    customers                   3,294,403       11,036,902        10,315,509                --        24,646,814
Segment profit (loss)           1,319,459        3,221,857            69,733        (2,887,454)        1,723,595
Total assets                      482,506        8,850,408         5,004,654         2,102,288        16,439,856
Capital expenditures               51,173          416,398            93,515           309,026           870,112
Total depreciation &
    amortization                  172,969          519,938           682,929           186,796         1,562,632


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

                                                                              2002                 2001                 2000
Interest paid                                                            $    448,384         $    666,055         $    572,636
Income taxes paid                                                           1,024,208              918,653               26,725

Non-Cash Investing Activities:

Company financed sales of retail store assets
                                                                         $  1,429,317         $  1,128,643         $         --

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to 15% of compensation. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee's contribution up to a maximum of 1.5% of the employee's compensation. For fiscal 2001 and 2000, the Company made an additional discretionary contribution by doubling the normal matching. During the years ended February 28 or 29, 2002, 2001 and 2000, the Company's contribution was approximately $33,000, $68,000 and $70,000, respectively, to the plan.

NOTE 12 - STORE SALES

In connection with the Company's plans to phase out its Company-owned stores, the Company sold ten Company-owned stores in 2002 resulting in sales proceeds consisting of cash and notes receivable of approximately $1.2 million and recognized and deferred gains of approximately $124,000 and $386,000, respectively.

In connection with the Company's plans to phase out its Company-owned stores, the Company sold eighteen Company-owned stores in 2001 resulting in sales proceeds consisting of cash and notes receivable of approximately $2.3 million and recognized and deferred gains of approximately $542,000 and $193,000, respectively.

At February 28, 2002, the Company has $3,141,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.25% to 12.5%. The notes mature through February 2006 and are secured by the assets of the sold stores.

Of the notes receivable outstanding at February 28, 2002, $2,482,000 are from a single franchisee. These notes require variable monthly payments, bear interest at rates ranging from 7.25% to 12.0% and mature in February 2005. During fiscal 2002 the Company adjusted the repayment schedule of these notes to correspond to the franchisee's store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $189,000 of the notes receivable.

NOTE 13 - SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended February 28, 2002 and 2001:


                                                             Fiscal Quarter
                                   First        Second            Third          Fourth          Total
2002
Total revenue                 $  4,232,774    $  4,689,691    $  5,608,251    $  4,908,361    $ 19,439,077
Gross margin                     1,277,392       1,523,235       1,357,650       1,453,076       5,611,353
Net income                         350,835         607,973         612,577         423,957       1,995,342
Basic earnings per share               .14             .25             .25             .17             .81
Diluted earnings per share             .14             .23             .23             .16             .76

2001
Total revenue                 $  5,237,673    $  5,585,086    $  6,339,802    $  5,409,276    $ 22,571,837
Gross margin                     2,169,166       2,394,544       2,361,831       1,867,316       8,792,857
Net income                         218,944         504,936         554,123         278,385       1,556,388
Basic earnings per share               .07             .19             .21             .11             .58
Diluted earnings per share             .07             .19             .21             .11             .57


NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. See Note 1.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations or cash flows.

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

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on July 19, 2002 (the "Proxy Statement").

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

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       1.     Financial Statements

                                                                                                                         Page

Report of Independent Certified Public Accountants                                                                        28

Statements of Income                                                                                                      29

Balance Sheets                                                                                                            30

Statements of Changes in Stockholders' Equity                                                                             31

Statements of Cash Flows                                                                                                  32

Notes to Financial Statements                                                                                             33

       2.     Financial Statement Schedules

                                                                                                                         Page

Report of Independent Certified Public Accountants on Schedules                                                           46

SCHEDULE II - Valuation and Qualifying Accounts                                                                           46

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.

In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated April 12, 2002, which is included in Part II of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended February 28, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
April 12, 2002

SCHEDULE II - Valuation and Qualifying Accounts

                                               Balance at        Additions Charged
                                           Beginning of Period    to Costs & Exp.                            Balance at End of
                                                                                           Deductions              Period
Year Ended February 28, 2002
Valuation Allowance for Accounts and
Notes Receivable                                  202,544              162,046               65,631              298,959

Year Ended February 28, 2001
Valuation Allowance for Accounts and
Notes Receivable                                  139,912              125,202               62,570              202,544

Year Ended February 29, 2000
Valuation Allowance for Accounts and
Notes Receivable                                  259,408               11,589              131,085              139,912

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

4.1                   Specimen Common Stock Certificate           Exhibit 4.1 to Current Report on Form 8-K of the Registrant
                                                                  filed on August 1, 1988.

4.2                   Credit Agreement dated August 31, 2001      Exhibit 4.1 to the Quarterly Report on Form 10-Q of the
                      between Wells Fargo Bank and the            Registrant for the quarter ended August 31, 2001.
                      Registrant

4.3                   Change in Terms Agreement dated August      Exhibit 4.2 to the Quarterly Report on Form 10-Q of the
                      31, 2001 in the amount of $2,800,000        Registrant for the quarter ended August 31, 2001.
                      between Wells Fargo Bank and the
                      Registrant

4.4                   Change in Terms Agreement dated August      Exhibit 4.3 to the Quarterly Report on Form 10-Q of the
                      31, 2001 in the amount of $2,092,500        Registrant for the quarter ended August 31, 2001.
                      between Wells Fargo Bank and the
                      Registrant

4.5                   Promissory Note dated August 31, 2001 in    Exhibit 4.4 to the Quarterly Report on Form 10-Q of the
                      the amount of $2,000,000 between Wells      Registrant for the quarter ended August 31, 2001.
                      Fargo Bank and the Registrant

4.6                   Instruments with respect to long-term
                      debt not exceeding 10% of the total
                      assets of the Company have not been
                      filed.  The Company agrees to furnish a
                      copy of such instruments to the
                      Securities and Exchange Commission upon
                      request.

10.1                  Form of Stock Option Agreement for the      Exhibit 10.3 to the Annual Report on Form 10-K of the
                       Registrant *                               Registrant for the fiscal year ended February 28, 1986.

10.2                  Incentive Stock Option Plan of the          Exhibit 10.2 to the Annual Report on Form 10-K of the
                      Registrant as amended July 27, 1990 *       Registrant for the fiscal year ended February 28, 1991.



                                                                                         Incorporated by
                                       Description                                          Reference to
10.3                  Form of Employment Agreement between the       Exhibit 99.2 to Schedule on Form 14D9 of the Registrant
                      Registrant and its officers *                  filed on May 21, 1999.

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

10.6                  Form of Nonqualified Stock Option              Exhibit 10.8 to the Annual Report on Form 10-K of the
                      Agreement for Nonemployee Directors for        Registrant for the fiscal year ended February 28, 1991.
                      the Registrant *

10.7                  Nonqualified Stock Option Plan for             Exhibit 10.9 to the Annual Report on Form 10-K of the
                      Nonemployee Directors dated March 20,          Registrant for the fiscal year ended February 28, 1991.
                      1990 *

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

11.1                  Statement re: computation of per share         Filed herewith.
                      earnings

23.1                  Consent of Independent Certified Public        Filed herewith.
                      Accountants

 (b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCKY MOUNTAIN CHOCOLATE
                                          FACTORY, INC.

                                            /S/ Bryan J. Merryman
                                            --------------------------------
                                              BRYAN J. MERRYMAN
                                              Chief Operating Officer,Chief
                                              Financial Officer, Treasurer and
                                              Director

Date: May 23 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 23, 2002                      /S/ Franklin E. Crail
                                        ---------------------------------------
                                        FRANKLIN E. CRAIL
                                        Chairman of the Board of
                                        Directors, President, and
                                        Director
                                        (principal executive officer)

Date: May 23, 2002                      /S/ Bryan J. Merryman
                                        ---------------------------------------
                                        BRYAN J. MERRYMAN
                                        Chief Operating Officer, Chief
                                        Financial Officer, Treasurer and
                                        Director
                                        (principal financial and
                                        accounting officer)

Date: May 23, 2002                      /S/ Gerald A. Kien
                                        ---------------------------------------
                                        GERALD A. KIEN, Director

Date: May 23, 2002                      /S/ Lee N. Mortenson
                                        ---------------------------------------
                                        LEE N. MORTENSON, Director

Date: May 23, 2002                      /S/ Fred M. Trainor
                                        ---------------------------------------
                                        FRED M. TRAINOR, Director

Date: May 23, 2002                      /S/ Clyde Wm. Engle
                                        ---------------------------------------
                                        CLYDE Wm. ENGLE, Director

                                  EXHIBIT INDEX


EXHIBIT                                                                                  INCORPORATED BY
NUMBER                                 DESCRIPTION                                        REFERENCE TO
------                                 -----------                                       ---------------
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

4.1                   Specimen Common Stock Certificate           Exhibit 4.1 to Current Report on Form 8-K of the Registrant
                                                                  filed on August 1, 1988.

4.2                   Credit Agreement dated August 31, 2001      Exhibit 4.1 to the Quarterly Report on Form 10-Q of the
                      between Wells Fargo Bank and the            Registrant for the quarter ended August 31, 2001.
                      Registrant

4.3                   Change in Terms Agreement dated August      Exhibit 4.2 to the Quarterly Report on Form 10-Q of the
                      31, 2001 in the amount of $2,800,000        Registrant for the quarter ended August 31, 2001.
                      between Wells Fargo Bank and the
                      Registrant

4.4                   Change in Terms Agreement dated August      Exhibit 4.3 to the Quarterly Report on Form 10-Q of the
                      31, 2001 in the amount of $2,092,500        Registrant for the quarter ended August 31, 2001.
                      between Wells Fargo Bank and the
                      Registrant

4.5                   Promissory Note dated August 31, 2001 in    Exhibit 4.4 to the Quarterly Report on Form 10-Q of the
                      the amount of $2,000,000 between Wells      Registrant for the quarter ended August 31, 2001.
                      Fargo Bank and the Registrant

4.6                   Instruments with respect to long-term
                      debt not exceeding 10% of the total
                      assets of the Company have not been
                      filed.  The Company agrees to furnish a
                      copy of such instruments to the
                      Securities and Exchange Commission upon
                      request.

10.1                  Form of Stock Option Agreement for the      Exhibit 10.3 to the Annual Report on Form 10-K of the
                       Registrant *                               Registrant for the fiscal year ended February 28, 1986.

10.2                  Incentive Stock Option Plan of the          Exhibit 10.2 to the Annual Report on Form 10-K of the
                      Registrant as amended July 27, 1990 *       Registrant for the fiscal year ended February 28, 1991.


EXHIBIT                                                                                  INCORPORATED BY
NUMBER                                 DESCRIPTION                                        REFERENCE TO
------                                 -----------                                       ---------------
10.3                  Form of Employment Agreement between the       Exhibit 99.2 to Schedule on Form 14D9 of the Registrant
                      Registrant and its officers *                  filed on May 21, 1999.

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

10.6                  Form of Nonqualified Stock Option              Exhibit 10.8 to the Annual Report on Form 10-K of the
                      Agreement for Nonemployee Directors for        Registrant for the fiscal year ended February 28, 1991.
                      the Registrant *

10.7                  Nonqualified Stock Option Plan for             Exhibit 10.9 to the Annual Report on Form 10-K of the
                      Nonemployee Directors dated March 20,          Registrant for the fiscal year ended February 28, 1991.
                      1990 *

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

EXHIBIT                                                                                  INCORPORATED BY
NUMBER                                 DESCRIPTION                                        REFERENCE TO
------                                 -----------                                       ---------------

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

11.1                  Statement re: computation of per share         Filed herewith.
                      earnings

23.1                  Consent of Independent Certified Public        Filed herewith.
                      Accountants
