Form 10-Q
period 2002-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2002-07-12
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

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

On June 14, 2002 the registrant had outstanding 2,495,973 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 16.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                          Page No.
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements                                                                                   3-5

                         Statements of Income                                                                                3

                         Balance Sheets                                                                                      4

                         Statements of Cash Flows                                                                            5

                         Notes to Interim Financial Statements                                                              6-10

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations                 11-14

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                              14

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                       15

Item 2.              Changes in Securities and Use of Proceeds                                                               15

Item 3.              Defaults Upon Senior Securities                                                                         15

Item 4.              Submission of Matters to a Vote of Security Holders                                                     15

Item 5.              Other Information                                                                                       15

Item 6.              Exhibits and Reports on Form 8-K                                                                        15

SIGNATURES                                                                                                                   15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME

                                                                            Three Months Ended May 31,
                                                                            2002                   2001

REVENUES
    Sales                                                              $  2,950,802           $  3,163,389
    Franchise and royalty fees                                            1,021,537              1,069,385
    Total revenues                                                        3,972,339              4,232,774

COSTS AND EXPENSES
    Cost of sales                                                         1,736,942              1,885,997
    Franchise costs                                                         292,031                321,407
    Sales and marketing                                                     313,813                287,376
    General and administrative                                              467,972                516,263
    Retail operating                                                        198,600                358,824
    Depreciation and amortization                                           206,046                224,358
    Total costs and expenses                                              3,215,404              3,594,225

INCOME FROM OPERATIONS                                                      756,935                638,549

OTHER INCOME (EXPENSE)
    Interest expense                                                        (85,548)              (119,024)
    Interest income                                                          67,245                 44,520
    Other, net                                                              (18,303)               (74,504)

INCOME BEFORE INCOME TAXES                                                  738,632                564,045

PROVISION FOR INCOME TAXES                                                  279,205                213,210

NET INCOME                                                             $    459,427           $    350,835

BASIC EARNINGS PER COMMON SHARE                                        $        .18           $        .14
DILUTED EARNINGS PER COMMON SHARE                                      $        .17           $        .14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                2,484,194              2,504,115
DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                                   283,209                 72,130
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION
                                                                          2,767,403              2,576,245












   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS


                                                                                                    May 31,            February 28,
                                                                                                     2002                  2002
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                   $    123,238          $    165,472
    Accounts receivable, less allowance for
       doubtful accounts of $64,076 and $73,269                                                    2,180,785             2,724,907
    Notes receivable                                                                                 490,998               561,829
    Inventories                                                                                    3,848,092             3,127,090
    Deferred income taxes                                                                            138,591               138,591
    Other                                                                                            433,213               313,943
    Total current assets                                                                           7,214,917             7,031,832

PROPERTY AND EQUIPMENT, NET                                                                        5,853,664             5,983,906

OTHER ASSETS
    Notes receivable, less valuation allowance of $225,690                                         2,370,294             2,353,355
    Goodwill                                                                                         797,789               797,789
    Other                                                                                            623,317               628,509
    Total other assets                                                                             3,791,400             3,779,653

Total assets                                                                                    $ 16,859,981          $ 16,795,391

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                                        $  1,151,700          $  1,188,300
    Accounts payable                                                                                 871,617               667,419
    Accrued salaries and wages                                                                       410,060               881,451
    Other accrued expenses                                                                           454,121               354,912
    Total current liabilities                                                                      2,887,498             3,092,082

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                            4,047,186             4,324,746

DEFERRED GAIN ON SALE OF ASSETS                                                                      343,687               389,302

DEFERRED INCOME TAXES                                                                                168,464               168,464

COMMITMENTS AND CONTINGENCIES                                                                             --                    --

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value; 7,250,000 shares authorized; 2,495,973 and 2,474,640
       issued and outstanding                                                                         74,879                74,239
    Additional paid-in capital                                                                     2,636,634             2,544,351
    Retained earnings                                                                              6,701,633             6,242,206
    Less notes receivable from employees and directors                                                    --               (39,999)
    Total stockholders' equity                                                                     9,413,146             8,820,797

Total liabilities and stockholders' equity                                                      $ 16,859,981          $ 16,795,391





   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                               May 31,
                                                                      2002                   2001
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $    459,427           $    350,835
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                  206,046                224,358
       Provision for doubtful accounts                                     --                 62,046
       Provision for inventory loss                                    10,000                 62,000
       Gain on sale of property and equipment                              --               (124,646)
    Changes in operating assets and liabilities:
       Accounts receivable                                            544,122                301,945
       Refundable income taxes                                             --                 37,574
       Inventories                                                   (731,002)              (209,675)
       Other assets                                                  (119,270)              (103,881)
       Accounts payable                                               204,198               (273,598)
       Accrued liabilities                                           (417,797)              (196,250)
    Net cash provided by operating activities                         155,724                130,708

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to notes receivable                                          --               (451,283)
    Proceeds received on notes receivable                              53,892                 92,903
    Proceeds from sale of assets                                           --                181,100
    Purchases of property and equipment                               (56,446)              (342,291)
    Increase in other assets                                          (14,166)               (28,728)
    Net cash used in investing activities                             (16,720)              (548,299)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                           --                 50,400
    Payments on long-term debt                                       (314,160)              (496,397)
    Proceeds from line of credit                                      100,000              2,430,000
    Payments on line of credit                                       (100,000)            (1,235,000)
    Repurchase of stock                                                    --               (422,703)
    Costs of stock split                                               (9,091)                    --
    Reduction of loan from officer                                     39,999                 48,750
    Proceeds from exercise of stock options                           102,014                 16,000
    Net cash provided by (used in) financing activities              (181,238)               391,050

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (42,234)               (26,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        165,472                 87,301

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    123,238           $     60,760










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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2002 and 2001, 13,333 and 106,667 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                  May 31, 2002        February 28, 2002

Ingredients and supplies          $  1,770,140          $  1,538,107
Finished candy                       2,077,952             1,588,983
                                  $  3,848,092          $  3,127,090

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                       May 31, 2002        February 28, 2002

Land                                   $    513,618          $    513,618
Building                                  3,772,807             3,772,807
Machinery and equipment                   6,563,187             6,512,836
Furniture and fixtures                      592,677               592,677
Leasehold improvements                      418,403               418,403
Transportation equipment                    188,874               188,874
                                         12,049,566            11,999,215

Less accumulated depreciation             6,195,902             6,015,309

Property and equipment, net            $  5,853,664          $  5,983,906

NOTE 5 - STOCKHOLDERS' EQUITY

Stock Split

On January 28, 2002 the Board of Directors approved a four-for-three stock split payable March 4, 2002 to shareholders of record at the close of business on February 11, 2002. Shareholders received one additional share of Common Stock for every three shares owned prior to the record date and $18,560 was reclassified from additional paid-in capital to common stock for the par value of the additional shares. Immediately prior to the split there were 1,855,918 shares outstanding. Subsequent to the split there were 2,474,640 shares outstanding. All share and per share data have been restated in all periods presented to give effect to the stock split.

Stock Repurchases

Between March 6, 2001 and September 28, 2001, the Company repurchased 123,355 Company shares at an average price of $5.07 per share. Of the shares repurchased during this time period, 25,333 were repurchased from employees.

On May 15, 1998, the Company purchased 448,000 shares and certain of its directors and executive officers purchased 138,667 shares of the Company's issued and outstanding common stock at $3.8625 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 53,333 of the 138,667 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and are due May 15, 2003. The last of these loans were paid in full in May, 2002.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                             Three Months Ended
                                                                  May 31,
                                                         2002                  2001
Cash paid for:
  Interest                                          $      4,803          $    125,903
  Income taxes                                           146,351                    --

Non-Cash Financing Activities
    Company financed sales of retail store
       assets                                       $         --          $  1,129,317

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments:
Franchising and Manufacturing. Previously the Company segregated Retail as a third reportable segment. The Company has phased out its Company-owned store program to four remaining stores. The remaining stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The previously reported Retail segment is now included in the Franchising segment and all previously reported periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 28, 2002. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All intersegment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended
May 31, 2002                  Franchising       Manufacturing            Other              Total

Total revenues                 1,343,287          2,810,220                  --           4,153,507
Intersegment revenues                 --           (181,168)                 --            (181,168)
Revenue from external
 customers                     1,343,287          2,629,052                  --           3,972,339
Segment profit (loss)            437,635            836,472            (535,475)            738,632
Total assets                   1,835,262          9,522,648           5,502,071          16,859,981
Capital expenditures              32,739             11,000              12,707              56,446
Total depreciation &
 amortization                     50,631            106,215              49,200             206,046

Three Months Ended
May 31, 2001

Total revenues                 1,647,227          2,867,067                  --           4,514,294
Intersegment revenues                 --           (281,520)                 --            (281,520)
Revenue from external
 customers                     1,647,227          2,585,547                  --           4,232,774
Segment profit (loss)            445,952            762,012            (643,919)            564,045
Total assets                   2,019,210          8,815,812           4,874,705          15,709,727
Capital expenditures              45,331             63,864             233,096             342,291
Total depreciation &
 amortization                     67,426            107,831              49,101             224,358

NOTE 8 - STORE SALES

In connection with the Company's plans to phase out its Company-owned stores, the Company sold ten Company-owned stores in fiscal 2002 resulting in sales proceeds consisting of cash and notes receivable of approximately $1.2 million and recognized and deferred gains of approximately $124,000 and $386,000, respectively.

In connection with the Company's plans to phase out its Company-owned stores, the Company sold eighteen Company-owned stores in fiscal 2001 resulting in sales proceeds consisting of cash and notes receivable of approximately $2.3 million and recognized and deferred gains of approximately $542,000 and $193,000, respectively.

At May 31, 2002, the Company has $3,087,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.25% to 12.5%. The notes mature through February 2006 and are secured by the assets of the sold stores.

Of the notes receivable outstanding at May 31, 2002, $2,480,000 are from a single franchisee. These notes require variable monthly payments, bear interest at rates ranging from 7.25% to 12.0% and mature in February 2005. During fiscal 2002 the Company adjusted the repayment schedule of these notes to correspond to the franchisee's store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $189,000 of the notes receivable.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, SFAS 142, Goodwill and Intangible Assets and SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS 142 revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, will be tested for impairment annually and also in the event of an impairment indicator, and must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has historically amortized goodwill on the straight-line method over ten to twenty-five years. Beginning March 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company will complete a transitional fair value based impairment test of goodwill as of March 1, 2002 by August 31, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

Intangible assets consist of the following:

                                                            May 31, 2002                        February 28, 2002
                                                  Gross Carrying        Accumulated     Gross Carrying        Accumulated
                                                           Value       Amortization              Value       Amortization
Intangible assets subject to amortization
     Store design                                   $    171,769       $     10,851       $    149,883       $      7,234
     Packaging licenses                                   95,831             36,705             95,831             28,383
     Packaging design                                    377,683             17,619            366,932              8,427
     Total                                          $    645,283       $     65,175       $    612,646       $     44,044

Intangible assets not subject to amortization
     Goodwill                                       $  1,530,000       $    732,211       $  1,530,000       $    732,211

Amortization expense related to intangible assets totaled $21,131 and $5,135 during the three months ended May 31, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2002 is as follows:

          Remainder of fiscal 2003                               $ 65,108
          2004                                                     85,000
          2005                                                     52,000
          2006                                                     52,000
          2007                                                     52,000
          Thereafter                                              274,000
          Total                                                  $580,108

Net income and earnings per share for the three months ended May 31, 2002 and 2001 adjusted to exclude goodwill amortization is as follows:

                                    Three months ended May 31,
                                      2002               2001

Reported net income              $    459,427       $    350,835
Goodwill amortization                      --             18,288
Adjusted net income              $    459,427       $    369,123

Basic earnings per share:        $        .18       $        .14
     Reported net income                   --                .01
     Goodwill amortization       $        .18       $        .15
     Adjusted net income

Diluted earnings per share:
     Reported net income         $        .17       $        .14
     Goodwill amortization                 --                 --
     Adjusted net income         $        .17       $        .14

SFAS 141 eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The implementation of this standard did not have an effect on the Company's financial position, results of operations or cash flows.

SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company's financial position, results of operations or cash flows.

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

Results of Operations

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THE THREE MONTHS ENDED
MAY 31, 2001

Net income was $459,400 for the three months ended May 31, 2002, or $.18 per basic share, versus $350,800, or $.14 per basic share, for the three months ended May 31, 2001.

Revenues

                                       Three Months Ended
                                             May 31,                                                 %
($'s in thousands)                   2002               2001              Change                  Change

Factory sales                    $    2,629.1       $    2,585.6       $       43.5                 1.7%
Retail sales                            321.7              577.8             (256.1)              (44.3)%
Franchise fees                          156.0              287.1             (131.1)              (45.7)%
Royalty and Marketing fees              865.5              782.3               83.2                10.6%
  Total                          $    3,972.3       $    4,232.8       $     (260.5)               (6.2)%

Factory Sales

Factory sales increased $43,500, or 1.7%, to $2.63 million in the first quarter of fiscal 2003, compared to $2.59 million in the first quarter of fiscal 2002. This increase was due primarily to an increase in the number of franchised stores in operation in the first quarter of fiscal 2003 versus the comparable period last year. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 10.6% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Retail Sales

Retail sales decreased $256,000, or 44.3%, to $322,000 in the first quarter of fiscal 2003, compared to $578,000 in the first quarter of fiscal 2002. This decrease resulted primarily from a decrease in the average number of stores in operation in the first quarter of fiscal 2003 (4) versus the same period last year (9).

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $83,000, or 10.6%, to $865,000 in the first quarter of fiscal 2003, compared to $782,000 in the first quarter of fiscal 2002. This increase resulted from growth in the average number of franchised stores in operation in the first quarter of fiscal 2003 versus the same period last year, offset by a decrease in same store sales at franchised stores of approximately 1.1%. Franchise fee revenues decreased in the first quarter of fiscal 2003 due to a decrease in the number of franchises sold versus the first quarter of fiscal 2002.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 58.9% in the first quarter of fiscal 2003 from 59.6% in the first quarter of fiscal 2002. The decrease resulted from increases in both factory and Company-owned store margins. The increase in factory margin, from 36.2% in fiscal 2002 to 38.7% in fiscal 2003, is due primarily to increased production efficiencies. Improvement of Company-owned store margin from 59% in fiscal 2002 to 61.4% in fiscal 2003 is due to changes in mix of product sold.

Franchise Costs

Franchise costs decreased 9.1% from $321,000 in the first quarter of fiscal 2002 to $292,000 in the first quarter of fiscal 2003. The decrease is due to more focused advertising and a planned decrease in franchise expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 28.6% in the first quarter of fiscal 2003 from 30.1% in the first quarter of fiscal 2002. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise costs.

Sales and Marketing

Sales and marketing increased 9.2% to $314,000 in the first quarter of fiscal 2003 from $287,000 in the first quarter of fiscal 2002. The increase is due primarily to increased personnel costs as the Company expanded its marketing capability in support of its frachisees.

General and Administrative

General and administrative expenses decreased 9.4% to $468,000 in the first quarter of fiscal 2003 from $516,000 in the first quarter of fiscal 2002. The decrease is primarily due to decreased personnel costs. As a percentage of total revenues, general and administrative expenses decreased to 11.8% in fiscal 2003 compared to 12.2% in fiscal 2002. This decrease, as a percentage of total revenues, resulted from the decrease in general and administrative costs relative to the 6.2% decrease in total revenues.

Retail Operating Expenses

Retail operating expenses decreased from $359,000 in the first quarter of fiscal 2002 to $199,000 in the first quarter of fiscal 2003, a decrease of 44.7%. This decrease was due primarily to a decrease in the average number of stores in operation during the first quarter of fiscal 2003 (4) versus the first quarter of fiscal 2002 (9). Retail operating expenses, as a percentage of retail sales, decreased from 62.1% in the first quarter of fiscal 2002 to 61.7% in the first quarter of fiscal 2003 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization decreased 8.2% to $206,000 in the first quarter of fiscal 2003 from $224,000 in the first quarter of fiscal 2002. The decrease in depreciation and amortization is due primarily to suspension of amortization expense ($29,400 quarterly) for goodwill beginning March 1, 2002. Goodwill has historically been amortized on the straight-line method over ten to twenty-five years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 1, 2002.

Other Expense

Other expense of $18,000 incurred in the first quarter of fiscal 2003 represents a 75.4% decline from the $75,000 incurred in the first quarter of fiscal 2002 due primarily to lower interest expense on lower average outstanding amounts of and rates on long-term debt. The Company also earned increased interest income on higher average outstanding balances of notes receivable.

Income Tax Expense

The Company's effective income tax rate in the first quarter of fiscal 2003 was 37.8% which is the same rate as the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2002 working capital was $4.3 million, compared with $3.9 million as of February 28, 2002, an increase of $400,000. The increase in working capital was primarily due to increased inventories produced for future sale and decreased current liabilities.

Cash and cash equivalent balances decreased from $165,000 as of February 28, 2002 to $123,000 as of May 31, 2002 as a result of cash flows used in financing and investing activities in excess of cash flows provided by operating activities. The Company's current ratio was 2.50 to 1 at May 31, 2002 in comparison with 2.27 to 1 at February 28, 2002.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of May 31, 2002 of $2.0 million), and chattel mortgage notes (unpaid balance as of May 31, 2002 of $3.2 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $2.0 million ($2.0 million available as of May 31, 2002) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July 2002.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company's operations at least through the end of fiscal 2003.

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

As of May 31, 2002, none of the Company's long-term debt was subject to a variable interest rate. The Company also has a $2.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2002, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  A. Exhibits
                     10.1 Current form of Franchise Agreement used by the Registrant.

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

                                      ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                                   (Registrant)

Date: July 12, 2002                     /s/ Bryan J. Merryman
                                            ------------------------------------------------
                                            Bryan J. Merryman, Chief Operating Officer,
                                            Chief Financial Officer, Treasurer and Director

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER          DESCRIPTION
        -------         -----------
         10.1           Current form of Franchise Agreement used by the
                        Registrant.