Form 10-Q
period 2002-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2002-10-15
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002

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

On October 11, 2002 the registrant had outstanding 2,498,790 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 17.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                         Page No.
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements                                                                                    3

                         Statements of Income                                                                                3

                         Balance Sheets                                                                                      4

                         Statements of Cash Flows                                                                            5

                         Notes to Interim Financial Statements                                                               6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations                   11

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                              16

Item 4.              Controls and Procedures                                                                                 16

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                       17

Item 2.              Changes in Securities and Use of Proceeds                                                               17

Item 3.              Defaults Upon Senior Securities                                                                         17

Item 4.              Submission of Matters to a Vote of Security Holders                                                     17

Item 5.              Other Information                                                                                       17

Item 6.              Exhibits and Reports on Form 8-K                                                                        17

SIGNATURE                                                                                                                    17

CERTIFICATIONS                                                                                                             18-19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                Three Months Ended August 31,      Six Months Ended August 31,
                                                    2002             2001            2002              2001
REVENUES
    Sales                                       $ 3,976,609      $ 3,648,005      $ 6,927,411      $ 6,811,394
    Franchise and royalty fees                    1,089,751        1,041,686        2,111,288        2,111,071
    Total revenues                                5,066,360        4,689,691        9,038,699        8,922,465

COSTS AND EXPENSES
    Cost of sales                                 2,499,463        2,124,770        4,236,405        4,010,767
    Franchise costs                                 306,852          362,722          598,883          684,129
    Sales and marketing                             323,159          323,385          636,972          610,761
    General and administrative                      498,127          408,472          966,099          924,735
    Retail operating                                213,997          218,751          412,597          577,575
    Depreciation and amortization                   205,939          229,325          411,985          453,683
    Total costs and expenses                      4,047,537        3,667,425        7,262,941        7,261,650

INCOME FROM OPERATIONS                            1,018,823        1,022,266        1,775,758        1,660,815

OTHER INCOME (EXPENSE)
    Interest expense                                (88,140)        (125,003)        (173,688)        (244,027)
    Interest income                                  59,412           80,185          126,657          124,705
    Other, net                                      (28,728)         (44,818)         (47,031)        (119,322)

INCOME BEFORE INCOME TAXES                          990,095          977,448        1,728,727        1,541,493

PROVISION FOR INCOME TAXES                          374,255          369,475          653,460          582,685

NET INCOME                                      $   615,840      $   607,973      $ 1,075,267      $   958,808

BASIC EARNINGS PER COMMON SHARE                 $       .25      $       .25      $       .43      $       .39
DILUTED EARNINGS PER COMMON SHARE               $       .23      $       .23      $       .39      $       .37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        2,498,699        2,464,219        2,491,693        2,484,167
DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS           207,378          150,249          245,601          111,546
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                             2,706,077        2,614,468        2,737,294        2,595,713





   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS


                                                                                            August 31,      February 28,
                                                                                               2002             2002
ASSETS                                                                                     (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                              $    108,082     $    165,472
    Accounts receivable, less allowance for doubtful accounts of $63,247 and $73,269          3,025,923        2,724,907
    Notes receivable                                                                            700,522          561,829
    Inventories                                                                               3,891,980        3,127,090
    Deferred income taxes                                                                       138,591          138,591
    Other                                                                                       482,995          313,943
    Total current assets                                                                      8,348,093        7,031,832

PROPERTY AND EQUIPMENT, NET                                                                   5,767,792        5,983,906

OTHER ASSETS
    Notes receivable, less valuation allowance
       of $275,690 and $225,689                                                               2,283,542        2,353,355
    Intangible Assets, net                                                                    1,380,457        1,366,391
    Other                                                                                        74,845           59,907
    Total other assets                                                                        3,738,844        3,779,653

Total assets                                                                               $ 17,854,729     $ 16,795,391

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                                   $  1,137,900     $  1,188,300
    Line of credit                                                                              560,000               --
    Accounts payable                                                                            918,692          667,419
    Accrued salaries and wages                                                                  600,199          881,451
    Other accrued expenses                                                                      312,942          354,912
    Total current liabilities                                                                 3,529,733        3,092,082

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       3,773,276        4,324,746

DEFERRED GAIN ON SALE OF ASSETS                                                                 343,687          389,302

DEFERRED INCOME TAXES                                                                           168,464          168,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000 shares authorized, 2,498,790 and 2,474,640
       issued and outstanding                                                                    74,964           74,239
    Additional paid-in capital                                                                2,647,132        2,544,351
    Retained earnings                                                                         7,317,473        6,242,206
    Less notes receivable from employees and directors                                               --          (39,999)
    Total stockholders' equity                                                               10,039,569        8,820,797

Total liabilities and stockholders' equity                                                 $ 17,854,729     $ 16,795,391


   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Six Months Ended
                                                                  August 31,
                                                            2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $ 1,075,267      $   958,808
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                         411,985          453,683
       Provision for doubtful accounts                        50,000           62,046
       Provision for inventory loss                               --           62,000
       (Gain) Loss on sale of property and equipment             (87)        (124,646)
    Changes in operating assets and liabilities:
       Accounts receivable                                  (209,392)        (383,929)
       Refundable income taxes                                    --           37,574
       Inventories                                          (764,890)        (646,677)
       Other assets                                         (169,052)        (178,753)
       Accounts payable                                      251,273         (173,961)
       Accrued liabilities                                  (368,837)          37,276
    Net cash provided by operating activities                276,267          103,421

CASH FLOWS FROM INVESTING ACTIVITIES
    Addition to notes receivable                            (210,504)        (355,053)
    Proceeds from sale of assets                                 960          181,100
    Purchases of property and equipment                     (154,326)        (450,491)
    Increase in other assets                                 (71,422)         (87,563)
    Net cash used in investing activities                   (435,292)        (712,007)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                  --        6,027,429
    Payments on long-term debt                              (601,870)      (4,576,548)
    Proceeds from line of credit                           1,900,000        5,775,000
    Payments on line of credit                            (1,340,000)      (6,185,030)
    Repurchase of stock                                           --         (558,261)
    Costs of stock split                                     (14,010)              --
    Reduction of loan from officer                            39,999           48,750
    Proceeds from exercise of stock options                  117,516           16,000
    Net cash provided by financing activities                101,635          547,340

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (57,390)         (61,246)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               165,472           87,301

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   108,082      $    26,055








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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the six months ended August 31, 2002 and 2001, 35,666 and 66,500 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                             August 31, 2002   February 28, 2002
  Ingredients and supplies     $1,744,976          $1,538,107
  Finished candy                2,147,004           1,588,983
                               $3,891,980          $3,127,090

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                August 31, 2002   February 28, 2002
Land                              $   513,618        $   513,618
Building                            3,838,936          3,772,807
Machinery and equipment             6,588,738          6,512,836
Furniture and fixtures                594,042            592,677
Leasehold improvements                419,289            418,403
Transportation equipment              188,874            188,874
                                   12,143,497         11,999,215

Less accumulated depreciation       6,375,705          6,015,309

Property and equipment, net       $ 5,767,792        $ 5,983,906

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

On May 15, 1998, the Company purchased 448,000 shares and certain of its directors and executive officers purchased 138,667 shares of the Company's issued and outstanding common stock at $3.8625 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 53,333 of the 138,667 shares purchased by them. The loans were secured by the related shares, bore interest payable annually at 7.5% and were due May 15, 2003. These loans were paid in full in May, 2002.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                 Six Months Ended
                                                    August 31,
Cash paid for:                                  2002           2001
  Interest                                   $  173,191     $  255,153
  Income taxes                                  671,730     $  300,234

Non-Cash Financing Activities
  Company financed sales of retail store
     assets                                  $  230,317     $1,039,500

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments:
Franchising and Manufacturing. Previously the Company segregated Retail as a third reportable segment. The Company has phased out its Company-owned store program to four remaining stores. The remaining stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The previously reported Retail segment is now included in the Franchising segment and all previously reported periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 28, 2002. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended        Franchising      Manufacturing        Other              Total
August 31, 2002
Total revenues            $  1,476,774     $  3,805,268      $         --      $  5,282,042
Intersegment revenues               --         (215,682)               --          (215,682)
Revenue from external
 customers                   1,476,774        3,589,586                --         5,066,360
Segment profit (loss)          516,979        1,049,171          (576,055)          990,095
Total assets                 2,018,023       10,500,869         5,335,837        17,854,729
Capital expenditures             8,832           84,114             4,934            97,880
Total depreciation &
 amortization                   50,631          106,108            49,200           205,939

Three Months Ended
August 31, 2001

Total revenues            $  1,425,329     $  3,570,164      $         --      $  4,995,493
Intersegment revenues               --         (305,802)               --          (305,802)
Revenue from external
 customers                   1,425,329        3,264,362                --         4,689,691
Segment profit (loss)          383,568        1,098,370          (504,490)          977,448
Total assets                 2,073,784        9,784,662         4,955,457        16,813,903
Capital expenditures             8,605           55,743            43,853           108,201
Total depreciation &
 amortization                   66,010          112,114            51,201           229,325

Six Months Ended          Franchising      Manufacturing        Other              Total
August 31, 2002
Total revenues            $  2,820,061     $  6,615,488      $         --      $  9,435,549
Intersegment revenues               --         (396,850)               --          (396,850)
Revenue from external
 customers                   2,820,061        6,218,638                --         9,038,699
Segment profit (loss)          954,614        1,885,643        (1,111,530)        1,728,727
Total assets                 2,018,023       10,500,869         5,335,837        17,854,729
Capital expenditures            41,571           95,114            17,641           154,326
Total depreciation &
 amortization                  101,263          212,322            98,400           411,985

Six Months Ended
August 31, 2001

Total revenues            $  3,072,556     $  6,437,231      $         --      $  9,509,787
Intersegment revenues               --         (587,322)               --          (587,322)
Revenue from external
 customers                   3,072,556        5,849,909                --         8,922,465
Segment profit (loss)          829,520        1,860,382        (1,148,409)        1,541,493
Total assets                 2,073,784        9,784,662         4,955,457        16,813,903
Capital expenditures            53,936          119,606           276,949           450,491
Total depreciation &
 amortization                  133,436          219,945           100,302           453,683

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

At August 31, 2002, the Company has $3,260,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.25% to 12.5%. The notes mature through February 2006 and are secured by the assets of the sold stores.

Of the notes receivable outstanding at August 31, 2002, $2,478,000 are from a single franchisee. These notes require variable monthly payments, bear interest at rates ranging from 7.25% to 12.0% and mature in February 2005. During fiscal 2002 the Company adjusted the repayment schedule of these notes to correspond to the franchisee's store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $189,000 of the notes receivable. During fiscal 2003 the Company financed $230,000 for an additional store for the franchisee.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, SFAS 142, Goodwill and Intangible Assets and SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.

SFAS 142 revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, will be tested for impairment annually and also in the event of an impairment indicator, and must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has historically amortized goodwill on the straight-line method over ten to twenty-five years. Beginning March 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a transitional fair value based impairment test of goodwill as of March 1, 2002. There were no impairment losses resulting from the transitional testing. The Company has two reports units with goodwill - Franchising and Manufacturing - which also are reportable segments. There were no changes to carrying amounts of goodwill for the six months ended August 31, 2002.

Intangible assets consist of the following:

                                                                       August 31, 2002              February 28, 2002
                                                                         (unaudited)
                                                  Amortization      Gross      Accumulated       Gross       Accumulated
                                                     Period        Carrying    Amortization     Carrying     Amortization
                                                                    Value                        Value
Intangible assets subject to amortization
     Store design                                   10 Years     $  173,391     $   14,468     $  149,883     $    7,234
     Packaging licenses                              5 Years         95,831         45,027         95,831         28,383
     Packaging design                               10 Years        399,753         26,812        366,932          8,427
     Total                                                          668,975         86,307        612,646         44,044

Intangible assets not subject to amortization
     Franchising segment-Goodwill                                 1,235,000        534,529      1,235,000        534,529
     Manufacturing segment-Goodwill                                 295,000        197,682        295,000        197,682
     Total Goodwill                                               1,530,000        732,211      1,530,000        732,211

Total intangible assets                                          $2,198,975     $  818,518     $2,142,646     $  776,255

Amortization expense related to intangible assets totaled $42,263 and $12,837 during the six months ended August 31, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2002 is as follows:

         Remainder of fiscal 2003     $ 45,668
                             2004       87,200
                             2005       52,200
                             2006       52,200
                             2007       52,200
         Thereafter                    293,200
         Total                        $582,668

Net income and earnings per share for the six months ended August 31, 2002 and 2001 adjusted to exclude goodwill amortization is as follows:

                                          Three months ended         Six Months ended
                                              August 31,                 August 31,
                                          2002         2001          2002          2001
Reported net income                     $615,840     $607,973     $1,075,267     $958,808
Goodwill amortization, net of tax             --       18,288             --       36,576
Adjusted net income                     $615,840     $626,261     $1,075,267     $995,384

Basic earnings per share:
  Reported net income                   $    .25     $    .25     $      .43     $    .39
  Goodwill amortization, net of tax           --           --             --          .01
  Adjusted net income                   $    .25     $    .25     $      .43     $    .40

Diluted earnings per share:
  Reported net income                   $    .23     $    .23     $      .39     $    .37
  Goodwill amortization, net of tax           --          .01             --          .01
  Adjusted net income                   $    .23     $    .24     $      .39     $    .38

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

SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect SFAS 146 to have a material effect on the Company's financial position or results of operations.

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

As of August 31, 2002, the Company has notes receivable of approximately $2.5 million outstanding from a single franchisee. The franchisee is delinquent in payment of principal and interest but is working with the Company to make payment. The notes are collateralized by the franchisee's underlying store assets, certain of which are now under Company control and which are being offered for sale to satisfy the debt. Recovery of the net carrying value of these notes is dependent upon, among other factors, the ability of the Company and the franchisee to sell certain of these assets at prices equivalent to those historically received by the Company and franchisees in comparable sales, the proceeds of which will be applied to amounts due under the notes. Whether these assets can be sold at these estimated fair market values depends on factors not within the control of the franchisee or the Company. Although there is no assurance that these stores will be sold, based on internal analysis by the Company, it believes that they will be sold at such prices within the next six to twelve months.

As a result, the actual results realized by the Company could differ materially from results discussed in or contemplated by the forward-looking statements made herein including seasonality, consumer interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2001

Net income was $616,000 for the three months ended August 31, 2002, or $.25 per basic share, versus $608,000, or $.25 per basic share, for the three months ended August 31, 2001.

                                  Three Months Ended
                                       August 31,                       %
  ($'s in thousands)               2002         2001       Change     Change
  Factory sales                  $3,589.5     $3,264.3     $325.2      10.0%
  Retail sales                      387.1        383.7        3.4       0.9%
  Franchise fees                     80.5        116.1      (35.6)    (30.7%)
  Royalty and Marketing fees      1,009.3        925.6       83.7       9.0%
    Total                        $5,066.4     $4,689.7     $376.7       8.0%

Factory Sales

Factory sales increased $325,000 or 10.0%, to $3.6 million in the second quarter of fiscal 2003, compared to $3.3 million in the second quarter of fiscal 2002. The increase in factory sales was due primarily to an increase of 103% in factory sales to customers outside the Company's system of franchised retail stores and an increase in the number of franchised stores in operation in the second quarter of fiscal 2003 versus the second quarter of 2002. These increases were partially offset by a decrease of 4.6% in same store pounds purchased by the franchise system.

Retail Sales

Retail sales increased $3,400 or 0.9%, to $387,000 in the second quarter of fiscal 2003 compared to $384,000 in the second quarter of fiscal 2002.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $84,000, or 9.0%, to $1.0 million in the second quarter of fiscal 2003, compared to $926,000 in the second quarter of fiscal 2002. This increase resulted from growth in the average number of franchised stores in operation in the second quarter of fiscal 2003 versus the same period last year. Same store sales were down at franchised stores by 3.8%. Franchise fee revenues decreased in the second quarter of fiscal 2003 due to a decrease in the number of franchises sold versus the second quarter of fiscal 2002.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 62.9% in the second quarter of fiscal 2003 from 58.2% in the second quarter of fiscal 2002. The increase resulted from increased factory sales, which generate lower margins than retail sales, and a decrease in factory margins to 34.3% in fiscal 2003 from 39.7% in the second quarter of fiscal 2002. The decrease in factory margins is due primarily to decreased production efficiencies due to lower than planned production levels, decreased trucking contribution due to lower than planned shipping volume and increased commodity costs. Company-owned store margins for the second quarter of 2003 increased to 63.4% compared to 59.7% in the second quarter of fiscal 2002 due to changes in mix of product sold.

Franchise Costs

Franchise costs decreased 15.4% from $363,000 in the second quarter of fiscal 2002 to $307,000 in the second quarter of fiscal 2003. The decrease is due primarily to more focused advertising. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 28.2% in the second quarter of fiscal 2003 from 34.8% in the second quarter of fiscal 2002. This decrease as a percentage of royalty, marketing and franchise fees is the combined result of decreased franchise costs and increased revenue.

Sales and Marketing

Sales and Marketing expenses of 323,000 in the second quarter of fiscal 2003 were comparable to the second quarter of fiscal 2002.

General and Administrative

General and administrative expenses increased 21.9% to $498,000 in the second quarter of fiscal 2003 from $408,000 in the second quarter of fiscal 2002 primarily due to increased professional fees and personnel costs. As a percentage of total revenues, general and administrative expenses increased to 9.8% in fiscal 2003 compared to 8.7% in fiscal 2002.

Retail Operating Expenses

Retail operating expenses decreased 2.2% from $219,000 in the second quarter of fiscal 2002 to $214,000 in the second quarter of fiscal 2003. This decrease was due primarily to a decrease in administration costs for Company-owned stores. Retail operating expenses, as a percentage of retail sales, decreased from 57.0% in the second quarter of fiscal 2002 to 55.3% in the second quarter of fiscal 2003 due to more efficient operations.

Depreciation and Amortization

Depreciation and amortization decreased 10.2% to $206,000 in the second quarter of fiscal 2003 from $229,000 in the second quarter of fiscal 2002. The decrease in depreciation and amortization is due primarily to suspension of amortization expense ($29,000 quarterly) for goodwill beginning March 1, 2002. Goodwill has historically been amortized on the straight-line method over ten to twenty-five years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 1, 2002.

Other Expense

Other expense of $29,000 incurred in the second quarter of fiscal 2003 decreased 35.9% from the $45,000 incurred in the second quarter of fiscal 2002 due primarily to lower interest expense on lower average outstanding amounts of and rates on debt.

Income Tax Expense

The Company's effective income tax rate in the second quarter of fiscal 2003 was 37.8%, which is approximately the same rate as the second quarter of fiscal 2002.

SIX MONTHS ENDED AUGUST 31, 2002 COMPARED TO THE SIX MONTHS ENDED
AUGUST 31, 2001

Net income was $1,075,000 for the six months ended August 31, 2002, or $.43 per basic share, versus $959,000, or $.39 per basic share, for the six months ended August 31, 2001.

Revenues

                                   Six Months Ended
                                      August 31,                        %
  ($'s in thousands)               2002         2001       Change     Change
  Factory sales                  $6,218.6     $5,849.9     $368.7       6.3%
  Retail sales                      708.8        961.5     (252.7)    (26.3%)
  Franchise fees                    236.5        403.2     (166.7)    (41.3%)
  Royalty and Marketing fees      1,874.8      1,707.9      166.9       9.8%
    Total                        $9,038.7     $8,922.5     $116.2       1.3%

Factory Sales

Factory sales increased $369,000, or 6.3%, to $6.2 million in the first six months of fiscal 2003, compared to $5.8 million in the first six months of fiscal 2002. The increase in factory sales was due primarily to an increase of 85% in factory sales to customers outside the Company's system of franchised retail stores and an increase in the number of franchised stores in operation in the second quarter of fiscal 2003 versus the second quarter of 2002. These increases were partially offset by a decrease of 7.2% in same store pounds purchased by the franchise system.

Retail Sales

Retail sales decreased $253,000, or 26.3%, to $709,000 in the first six months of fiscal 2003 compared to $962,000 in the first six months of fiscal 2002. This decrease resulted from a decrease in the average number of stores in operation in the first six months of fiscal 2003 (4) versus the same period last year (6). The decrease in the average number of stores in operation is due to completion of the Company's plan to convert its Company-owned stores to franchise-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $167,000, or 9.8% to $1.9 million in the first six months of fiscal 2003, compared to $1.7 million in the first six months of fiscal 2002. This increase resulted from growth in the average number of franchised stores in operation in the first six months of fiscal 2003 versus the same period last year. Same store sales decreased minimally at franchised stores by 2.3%. Franchise fee revenues decreased in the first six months of fiscal 2003 due to a decrease in the number of franchises sold versus the first six months of fiscal 2002.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 61.2% in the first six months of fiscal 2003 from 58.9% in the first six months of fiscal 2002. This increase resulted from increased factory sales, which generate lower margins than retail sales, and a decrease in factory margins to 36.1% in fiscal 2003 from 38.1% in fiscal 2002. The decrease in factory margins is due primarily to decreased production efficiencies due to lower than planned production levels, decreased trucking contribution due to lower than planned shipping volumes and increased commodity costs. Company-owned store margins for the first six months of 2003 improved to 62.5% compared to 59.3% in the first six months of fiscal 2002 due to changes in mix of product sold.

Franchise Costs

Franchise costs decreased 12.5% from $684,000 in the first six months of fiscal 2002 to $599,000 in the first six months of fiscal 2003. The decrease is due primarily to more focused advertising and lower personnel costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 28.4% in the first six months of fiscal 2003 from 32.4% in the first six months of fiscal 2002. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise costs.

Sales and Marketing

Sales and Marketing increased 4.3% to $637,000 in the first six months of fiscal 2003 from $611,000 in the first six months of fiscal 2002. The increase is due primarily to increased personnel costs in support of franchisee marketing efforts.

General and Administrative

General and administrative expenses increased 4.5% to $966,000 in the first six months of fiscal 2002 from $925,000 in the first six months of fiscal 2002. The increase is due primarily to increased professional fees. As a percentage of total revenues, general and administrative expenses increased to 10.7% in fiscal 2003 compared to 10.4% in fiscal 2002. This increase, as a percentage of total revenues, resulted from increased general and administrative costs and a 1.3% increase in total revenues.

Retail Operating Expenses

Retail operating expenses decreased from $578,000 in the first six months of fiscal 2002 to $413,000 in the first six months of fiscal 2003, representing a decrease of 28.6%. This decrease was due primarily to a decrease in the average number of stores in operation during the first six months of fiscal 2003 (4) versus the first six months of fiscal 2002(6). Retail operating expenses, as a percentage of retail sales, decreased from 60.0% in the first six months of fiscal 2002 to 58.2% in the first six months of fiscal 2003 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization decreased 9.2% to $412,000 in the first six months of fiscal 2003 from $454,000 in the first six months of fiscal 2002. The decrease in depreciation and amortization is due primarily to suspension of amortization expense ($29,000 quarterly) for goodwill beginning March 1, 2002. Goodwill has historically been amortized on the straight-line method over ten to twenty-five years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 1, 2002.

Other Expense

Other expense of $47,000 incurred in the first six months of fiscal 2003 represents a 60.6% decline from the $119,000 incurred in the first six months of fiscal 2002 due primarily to lower interest expense on lower average outstanding amounts of and rates on debt.

Income Tax Expense

The Company's effective income tax rate in the first six months of fiscal 2003 was 37.8%, which is approximately the same rate as the first six months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2002, working capital was $4.8 million, compared with $3.9 million as of February 28, 2002, an increase of $0.9 million. The increase in working capital was primarily due to operating results.

Cash and cash equivalent balances decreased from $165,000 as of February 28, 2002 to $108,000 as of August 31, 2002 as a result of cash flows used by investing activities in excess of cash flows provided by financing and operating activities. The Company's current ratio was 2.37 to 1 at August 31, 2002 in comparison with 2.27 to 1 at February 28, 2002.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of August 31, 2002 of $2.0 million), and chattel mortgage notes (unpaid balance as of August 31, 2002 of $2.9 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $2.5 million ($1.9 million available as of August 31, 2002) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2003.

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

As of August 31, 2002, none of the Company's long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of August 31, 2002, $560,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company's long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
            The Company is not currently involved in any legal proceedings that are material to the Company's business or financial condition.

Item 2.     Changes in Securities and Use of Proceeds
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            The 2002 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on July 19, 2002.

            The matter voted on by the stockholders was the election of Franklin
            E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson,
            Fred M. Trainor and Clyde Wm. Engle as directors of the Company. No nominee received less than 98.8% of the shares voted.

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K
            A.  Exhibits
                99.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley
                     Act of 2002, Chief Executive Officer

                99.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley
                     Act of 2002, Chief Financial Officer

            B.  Reports on Form 8-K
                None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                               (Registrant)

Date: October 14, 2002           /s/ Bryan J. Merryman
                                 -----------------------------------------------
                                 Bryan J. Merryman, Chief Operating Officer,
                                 Chief Financial Officer, Treasurer and Director

Certifications:


I, Franklin E. Crail, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rocky Mountain Chocolate Factory, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 14, 2002     /s/ Franklin E. Crail
                           -----------------------------------------------------
                           Franklin E. Crail, President, Chief Executive Officer
                           and Chairman of the Board of Directors

Certifications:


I, Bryan J. Merryman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rocky Mountain Chocolate Factory, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 14, 2002           /s/ Bryan J. Merryman
                                 -----------------------------------------------
                                 Bryan J. Merryman, Chief Operating Officer
                                 Chief Financial Officer, Treasurer and Director

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
   99.1          Certification Pursuant To Section 906 Of The Sarbanes-Oxley
                 Act of 2002, Chief Executive Officer

   99.2          Certification Pursuant To Section 906 Of The Sarbanes-Oxley
                 Act of 2002, Chief Financial Officer