Form 10-Q
period 2002-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2003-01-14
CIK 785815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]. Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of Exchange Act. Yes [ ] No [X].

On December 28, 2002 the registrant had outstanding 2,498,790 shares of its common stock, $.03 par value.



                    The exhibit index is located on page 20.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                         Page No.
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements                                                                                      3

                       Statements of Operations                                                                              3

                       Balance Sheets                                                                                        4

                       Statements of Cash Flows                                                                              5

                       Notes to Interim Financial Statements                                                                 6

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations                    11

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                               16

Item 4.            Controls and Procedures                                                                                  16

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                                                        17

Item 2.            Changes in Securities and Use of Proceeds                                                                17

Item 3.            Defaults Upon Senior Securities                                                                          17

Item 4.            Submission of Matters to a Vote of Security Holders                                                      17

Item 5.            Other Information                                                                                        17

Item 6.            Exhibits and Reports on Form 8-K                                                                         17

SIGNATURES                                                                                                                  17

CERTIFICATIONS                                                                                                              18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF OPERATIONS

                                                          Three Months Ended               Nine Months Ended
                                                             November 30,                     November 30,
                                                       2002             2001             2002             2001

REVENUES
    Sales                                          $  4,694,651     $  4,579,714     $ 11,622,062     $ 11,391,108
    Franchise and royalty fees                          937,926        1,028,537        3,049,214        3,139,608
    Total revenues                                    5,632,577        5,608,251       14,671,276       14,530,716

COSTS AND EXPENSES
    Cost of sales                                     3,188,885        3,222,064        7,425,290        7,232,831
    Franchise costs                                     324,991          293,370          923,874          977,499
    Sales and marketing                                 348,567          301,658          985,539          912,419
    General and administrative                          426,151          378,952        1,392,250        1,303,687
    Retail operating                                    171,989          177,137          584,586          754,712
    Depreciation and amortization                       201,458          220,182          613,443          673,865
    Provision for loss on accounts and notes
       receivable and related foreclosure costs       1,666,524               --        1,666,524               --
    Total costs and expenses                          6,328,565        4,593,363       13,591,506       11,855,013

INCOME (LOSS) FROM OPERATIONS                          (695,988)       1,014,888        1,079,770        2,675,703

OTHER INCOME (EXPENSE)
    Interest expense                                    (81,427)        (101,698)        (255,115)        (345,725)
    Interest income                                      17,522           71,657          144,179          196,362
    Other, net                                          (63,905)         (30,041)        (110,936)        (149,363)

INCOME (LOSS) BEFORE INCOME TAXES                      (759,893)         984,847          968,834        2,526,340

INCOME TAX PROVISION (BENEFIT)                         (287,240)         372,270          366,220          954,955

NET INCOME (LOSS)                                  $   (472,653)    $    612,577     $    602,614     $  1,571,385

BASIC EARNINGS PER COMMON SHARE                    $       (.19)    $        .25     $        .24     $        .64

DILUTED EARNINGS PER COMMON SHARE                  $       (.19)    $        .23     $        .22     $        .60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            2,498,790        2,449,932        2,494,041        2,472,837
DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS                    --          188,007          225,722          136,848
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                                 2,498,790        2,637,939        2,719,763        2,609,685




   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                 BALANCE SHEETS

                                                            November 30,       February 28,
                                                               2002                2002
                                                            (Unaudited)


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                               $     64,126       $    165,472
    Accounts receivable, less allowance for
      doubtful accounts of $450,632 and $73,269                2,931,263          2,724,907
    Notes receivable                                             251,491            561,829
    Inventories                                                3,088,603          3,127,090
    Refundable income taxes                                      551,470                 --
    Deferred income taxes                                        138,591            138,591
    Other                                                        396,059            313,943
    Total current assets                                       7,421,603          7,031,832

PROPERTY AND EQUIPMENT, NET                                    5,619,984          5,983,906

OTHER ASSETS
    Notes receivable, less valuation allowance
      of $1,701,351 and $225,689                               1,504,429          2,353,355
    Intangible assets, net                                     1,360,175          1,366,391
    Other                                                         67,796             59,907
    Total other assets                                         2,932,400          3,779,653

Total assets                                                $ 15,973,987       $ 16,795,391

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                    $  1,207,200       $  1,188,300
    Accounts payable                                             737,373            667,419
    Accrued salaries and wages                                   412,565            881,451
    Other accrued expenses                                       452,350            354,912
    Total current liabilities                                  2,809,488          3,092,082

LONG-TERM DEBT, LESS CURRENT MATURITIES                        3,412,712          4,324,746

DEFERRED GAIN ON SALE OF ASSETS                                   16,407            389,302

DEFERRED INCOME TAXES                                            168,464            168,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.03 par value, 7,250,000
      shares authorized, 2,498,790 and 2,474,640
      issued and outstanding                                      74,964             74,239
    Additional paid-in capital                                 2,647,132          2,544,351
    Retained earnings                                          6,844,820          6,242,206
    Less notes receivable from officers and directors                 --            (39,999)
    Total stockholders' equity                                 9,566,916          8,820,797

Total liabilities and stockholders' equity                  $ 15,973,987       $ 16,795,391




   The accompanying notes are an integral part of these financial statements.

                     ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                       November 30,
                                                                 2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $    602,614        $  1,571,385
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                               613,442             673,865
       Provision for doubtful accounts                           1,754,524              62,046
       Provision for inventory loss                                     --              62,000
       (Gain) loss on sale of property and equipment                  (826)           (124,646)
    Changes in operating assets and liabilities:
       Accounts receivable                                         (60,577)         (1,844,868)
       Refundable income taxes                                    (551,470)             37,574
       Inventories                                                  38,487             149,894
       Other assets                                                (82,116)           (131,165)
       Accounts payable                                             69,954            (142,572)
       Accrued liabilities                                        (627,383)            (98,037)
    Net cash provided by operating activities                    1,756,649             215,476

CASH FLOWS FROM INVESTING ACTIVITIES
    Addition to notes receivable                                  (857,053)           (638,582)
    Proceeds from sale of assets                                     5,205             181,800
    Purchases of property and equipment                           (187,748)           (673,132)
    Increase in other assets                                       (68,770)           (142,607)
    Net cash used in investing activities                       (1,108,366)         (1,272,521)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                        --           6,027,429
    Payments on long-term debt                                    (893,134)         (4,997,919)
    Proceeds from line of credit                                 3,185,000           6,455,000
    Payments on line of credit                                  (3,185,000)         (6,105,000)
    Repurchase of stock                                                 --            (625,541)
    Costs of stock split                                           (14,010)                 --
    Reduction of loan from officer                                  39,999              48,750
    Proceeds from exercise of stock options                        117,516             228,500
    Net cash provided by (used in) financing activities           (749,629)          1,031,219

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (101,346)            (25,826)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     165,472              87,301

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     64,126        $     61,475









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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended November 30, 2002 and 2001, 456,326 and 30,000 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2002 and 2001, 43,967 and 58,938 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.


NOTE 3 - INVENTORIES

Inventories consist of the following:

                            November 30, 2002   February 28, 2002

Ingredients and supplies       $  1,498,687       $  1,538,107
Finished candy                    1,589,916          1,588,983
                               $  3,088,603       $  3,127,090

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                  November 30, 2002    February 28, 2002

Land                                   $  513,618          $  513,618
Building                                3,838,936           3,772,807
Machinery and equipment                 6,615,948           6,512,836
Furniture and fixtures                    594,042             592,677
Leasehold improvements                    419,289             418,403
Transportation equipment                  188,874             188,874
                                       12,170,707          11,999,215

Less accumulated depreciation           6,550,723           6,015,309

Property and equipment, net            $5,619,984          $5,983,906

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

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                       Nine Months Ended
                                                                                          November 30,
                                                                                   2002                  2001
Cash paid for:
    Interest                                                                   $    255,922          $    356,049
    Income taxes                                                                  1,034,226               674,019
Supplemental schedule of non-cash investing and financing activities:
Company financed sale of retail store assets                                   $    230,317          $  1,039,500

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments:
Franchising and Manufacturing. Previously the Company segregated Retail as a third reportable segment. The Company has phased out its Company-owned store program to four remaining stores. The remaining stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The previously reported Retail segment is now included in the Franchising segment and all previously reported periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's financial statements included in the Company's annual report on Form 10-K for the year ended February 28, 2002. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs, provision for loss on accounts and notes receivable and related foreclosure costs (for the three and nine months ending November 30, 2002) and income tax expense or benefit. The Company's reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended
November 30, 2002            Franchising         Manufacturing             Other                  Total

Total revenues              $    1,138,984       $    4,681,416        $           --        $    5,820,400
Intersegment revenues                   --             (187,823)                   --              (187,823)
Revenue from external
    customers                    1,138,984            4,493,593                    --             5,632,577
Segment profit (loss)              235,077            1,213,160            (2,208,130)             (759,893)
Total assets                     1,881,340            9,527,538             4,565,109            15,973,987
Capital expenditures                 2,789                1,763                28,870                33,422
Total depreciation &
    amortization                    53,371               98,887                49,200               201,458

Three Months Ended
November 30, 2001

Total revenues              $    1,231,019       $    4,609,510        $           --        $    5,840,529
Intersegment revenues                   --             (232,278)                   --              (232,278)
Revenue from external
    customers                    1,231,019            4,377,232                    --             5,608,251
Segment profit (loss)              384,577            1,056,464              (456,194)              984,847
Total assets                     2,013,532           10,171,319             5,614,834            17,799,685
Capital expenditures                58,503               89,063                75,075               222,641
Total depreciation &
    amortization                    63,616              109,365                47,201               220,182



Nine Months Ended
November 30, 2002            Franchising         Manufacturing             Other                  Total

Total revenues              $    3,959,045       $   11,296,904        $           --        $   15,255,949
Intersegment revenues                   --             (584,673)                   --              (584,673)
Revenue from external
    customers                    3,959,045           10,712,231                    --            14,671,276
Segment profit (loss)            1,189,691            3,098,803            (3,319,660)              968,834
Total assets                     1,881,340            9,527,538             4,565,109            15,973,987
Capital expenditures                44,360               96,877                46,511               187,748
Total depreciation &
    amortization                   154,634              311,209               147,600               613,443

Nine Months Ended
November 30, 2001

Total revenues              $    4,303,575       $   11,046,741        $           --        $   15,350,316
Intersegment revenues                   --             (819,600)                   --              (819,600)
Revenue from external
    customers                    4,303,575           10,227,141                    --            14,530,716
Segment profit (loss)            1,214,097            2,916,846            (1,604,603)            2,526,340
Total assets                     2,013,532           10,171,319             5,614,834            17,799,685
Capital expenditures               112,439              208,669               352,024               673,132
Total depreciation &
    amortization                   197,052              329,310               147,503               673,865

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

At November 30, 2002, the Company has $3,457,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.25% to 12.5%. The notes mature through October 2006 and are secured by the assets of the sold stores.

Of the notes receivable outstanding at November 30, 2002, $2,462,000 are from a single franchisee. These notes require variable monthly payments, bear interest at rates ranging from 7.25% to 12.0% and mature in August 2005. During fiscal 2002 the Company adjusted the repayment schedule of these notes to correspond to the franchisee's store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $243,750 of the notes receivable. During fiscal 2003 the Company financed $230,000 for an additional store for the franchisee. During the third quarter of fiscal 2003 the Company recorded an additional $1,667,000 provision for potential loss on accounts and notes receivable and foreclosure costs related to the insolvency of this franchisee. The Company believes that the overall weak economy and retail environment which resulted in the worst holiday selling season in the Company's history was primarily responsible for this franchisee's insolvency.

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

The Company has historically amortized goodwill on the straight-line method over ten to twenty-five years. Beginning March 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a transitional fair value based impairment test of goodwill as of March 1, 2002. There were no impairment losses resulting from the transitional testing. The Company has two reporting units with goodwill - Franchising and Manufacturing - which also are reportable segments. There were no changes to carrying amounts of goodwill for the nine months ended November 30, 2002.

Intangible assets consist of the following:

                                                                     November 30, 2002                February 28, 2002
                                                                        (unaudited)
                                                                    Gross                          Gross
                                                 Amortization     Carrying       Accumulated      Carrying       Accumulated
                                                    Period          Value        Amortization       Value        Amortization

Intangible assets subject to amortization
     Store design                                    10 Years    $    173,391    $     18,751    $    149,883    $      7,234
     Packaging licenses                             3-5 Years          95,831          53,348          95,831          28,383
     Packaging design                                10 Years         402,088          36,825         366,932           8,427
     Total                                                            671,310         108,924         612,646          44,044

Intangible assets not subject to amortization
     Franchising segment-Goodwill                                   1,235,000         534,529       1,235,000         534,529
     Manufacturing segment-Goodwill                                   295,000         197,682         295,000         197,682
     Total Goodwill                                                 1,530,000         732,211       1,530,000         732,211

Total intangible assets                                          $  2,201,310    $    841,135    $  2,142,646    $    776,255

Amortization expense related to intangible assets totaled $64,880 and $20,596 during the nine months ended November 30, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2002 is as follows:


          Remainder of fiscal 2003                               $ 22,620
          2004                                                     90,500
          2005                                                     57,500
          2006                                                     57,500
          2007                                                     57,500
          Thereafter                                              276,766
          Total                                                  $562,386

Net income and earnings per share for the nine months ended November 30, 2002 and 2001 adjusted to exclude goodwill amortization is as follows:

                                                Three months ended                  Nine Months ended
                                                    November 30,                       November 30,
                                             2002               2001              2002              2001
Reported net income (loss)             $     (472,653)    $      612,577    $      602,614    $    1,571,385
Goodwill amortization, net of tax                  --             18,288                --            54,864
Adjusted net income (loss)             $     (472,653)    $      630,865    $      602,614    $    1,626,249

Basic earnings (loss) per share:
  Reported net income (loss)           $         (.19)    $          .25    $          .24    $          .64
  Goodwill amortization, net of tax                --                .01                --               .02
  Adjusted net income (loss)           $         (.19)    $          .26    $          .24    $          .66

Diluted earnings per share:
  Reported net income (loss)           $         (.19)    $          .23    $          .22    $          .60
  Goodwill amortization, net of tax                --                .01                --               .02
  Adjusted net income (loss)           $         (.19)    $          .24    $          .22    $          .62

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

NOTE 10 - LONG-TERM DEBT

Effective November 15, 2002, the Company renegotiated the interest rate on its long-term debt at its bank. Interest will float at prime less fifty basis points. On November 30, 2002 the balance of such debt was $4.6 million bearing interest at 3.75%.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001

Net loss was $473,000 for the three months ended November 30, 2002, or $.19 per basic share, versus net income of $613,000, or $.25 per basic share, for the three months ended November 30, 2001.

Revenues

                                  Three Months Ended
                                      November 30,                                 %
($'s in thousands)                2002            2001          Change           Change


Factory sales                 $    4,493.6    $    4,377.2    $      116.4              2.7%
Retail sales                         201.1           202.5            (1.4)            (0.7)%
Franchise fees                        64.0           203.7          (139.7)           (68.6)%
Royalty and Marketing fees           873.9           824.8            49.1              6.0%
  Total                       $    5,632.6    $    5,608.2    $       24.4              0.4%

Factory Sales

Factory sales increased $116,000, or 2.7%, to $4.5 million in the third quarter of fiscal 2003, compared to $4.4 million in the third quarter of fiscal 2002. This increase in factory sales was due primarily to an increase of 81% in factory sales to customers outside the Company's system of franchised retail stores and an increase in the number of franchised stores in operation in the third quarter of fiscal 2003 versus the third quarter of fiscal 2002. These increases were partially offset by a decrease of 17.9% in same store pounds purchased by the franchise system.

Retail Sales

Retail sales decreased $1,400, or 0.7%, to $201,000 in the third quarter of fiscal 2003, from $202,000 in the third quarter of fiscal 2002.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $49,000 or 6.0%, to $874,000 in the third quarter of fiscal 2003, compared to $825,000 in the third quarter of fiscal 2002. This increase resulted from growth in the average number of franchised stores in operation in the third quarter of fiscal 2003 versus the same period last year, partially offset by a decrease in same store sales at franchised stores of approximately 6%. Franchise fee revenues decreased in the third quarter of fiscal 2003 primarily due to a decrease in the number of franchises sold versus the comparable period in fiscal 2002.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 67.9% in the third quarter of fiscal 2003 versus 70.4% in the third quarter of fiscal 2002. This decrease resulted from increases in both factory and Company-owned store margins. The increase in factory margin, from 28.4% in fiscal 2002 to 30.9% in fiscal 2003, is due primarily to increased production efficiencies. Improvement of Company-owned store margin from 56.8% to 57.3% is due to changes in mix of product sold.

Franchise Costs

Franchise costs increased 10.8% to $325,000 in the third quarter of fiscal 2003 compared to $293,400 in the third quarter of fiscal 2002. The increase is primarily due to costs associated with periodic franchise meetings. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 34.6% in the third quarter of fiscal 2003 from 28.5% in the third quarter of fiscal 2002. This increase as a percentage of royalty, marketing and franchise fees is a result of increased franchise support expenditures and decreased royalty, marketing and franchise fees.

Sales and Marketing

Sales and Marketing expenses increased 15.6% to $349,000 the third quarter of fiscal 2003 from $301,700 in fiscal 2002 due to a higher level of promotional and commission expenses incurred to increase sales and visibility of the Company's products.

General and Administrative

General and administrative expenses increased 12.5% from $379,000 in the third quarter of fiscal 2002 to $426,000 in the third quarter of fiscal 2003 primarily due to increased professional fees and provision for bad debts. As a percentage of total revenue, general and administrative expenses increased to 7.6% in fiscal 2003 compared to 6.8% in fiscal 2002. This increase as a percentage of total revenues primarily resulted from increased costs.

Retail Operating

Retail operating expenses decreased 2.9% from $177,100, in the third quarter of fiscal 2002 to $172,000 in the third quarter of fiscal 2003. This decrease was due to a general decline in expenses. Retail operating expenses, as a percentage of retail sales, decreased from 87.5% in the third quarter of fiscal 2002 to 85.5% in the third quarter of fiscal 2003 due to the decrease in expenses.

Depreciation and Amortization

Depreciation and amortization decreased 8.5% to $201,000 in the third quarter of fiscal 2003 from $220,000 in the third quarter of fiscal 2002. The decrease in depreciation and amortization is due primarily to suspension of amortization expense ($29,000 quarterly) for goodwill beginning March 1, 2002. Goodwill has historically been amortized on the straight-line method over ten to twenty-five years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 1, 2002.

Provision for Loss

The provision for loss resulted from the insolvency of a single franchisee and includes provision for loss on accounts and notes receivable and related foreclosure costs. The provision is comprised of the following amounts:

  Notes receivable                            $1,099,328
  Accounts receivable                            356,876
  Other accrued expenses (Foreclosure costs)     210,320
    Total                                     $1,666,524


Other Expense

Other expense of $64,000 incurred in the third quarter of fiscal 2003 increased 112.7% from the $30,000 incurred in the third quarter of fiscal 2002 due primarily to non-accrual of interest income on certain notes receivable from a single debtor.

Income Tax Expense (Benefit)

The Company's effective income tax rate in the third quarter of fiscal 2003 was 37.8%, which is the same as the effective rate in the third quarter of fiscal 2002.

NINE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2001

Net income was $603,000 for the nine months ended November 30, 2002 or $.24 per basic share versus $1,571,000 or $.64 per basic share for the nine months ended November 30, 2001.

Revenues

                                     Nine Months Ended
                                        November 30,                                  %
  ($'s in thousands)                2002            2001          Change            Change


  Factory sales                  $ 10,712.2      $ 10,227.1      $  485.1             4.7%
  Retail sales                        909.9         1,164.0        (254.1)          (21.8)%
  Franchise fees                      300.5           606.9        (306.4)          (50.5)%
  Royalty and Marketing fees        2,748.7         2,532.7         216.0             8.5%
    Total                        $ 14,671.3      $ 14,530.7      $  140.6             1.0%

Factory Sales

Factory sales increased $485,000, or 4.7%, to $10.7 million in the first nine months of fiscal 2003, compared to $10.2 million in the first nine months of fiscal 2002. The increase in factory sales was due primarily to an increase of 83% in factory sales to customers outside the Company's system of franchised retail stores and an increase in the number of franchised stores in operation in the first nine months of fiscal 2003 versus the comparable period last year. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 11.9% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

Retail Sales

Retail sales decreased $254,000, or 21.8%, to $910,000 in the first nine months of fiscal 2003, compared to $1.2 million in the first nine months of fiscal 2002. This decrease resulted from a decrease in the average number of Company-owned stores in operation in the first nine months of fiscal 2003 (4) versus the same period last year (6). The decrease in average number of stores in operation is due to completion of the Company's plan to convert its Company-owned stores to franchise-owned stores.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $216,000, or 8.5%, to $2.7 million in the first nine months of fiscal 2003, compared to $2.5 million in the first nine months of fiscal 2002. This increase resulted from growth in the average number of franchised stores in operation in the first nine months of fiscal 2003 versus the same period last year, partially offset by a decrease in same store sales at franchised stores of approximately 2.9%. Franchise fee revenues decreased in the first nine months of fiscal 2003 due to a decrease in the number of franchises sold versus the first nine months of fiscal 2002.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 63.9% in the first nine months of fiscal 2003 from 63.5% in the first nine months of fiscal 2002. This increase resulted from increased factory sales, which generate lower margins than retail sales. Factory margins remained constant at 34.0% in both fiscal 2003 and fiscal 2002. Company-owned store margins for the first nine months of fiscal 2003 improved to 61.4% compared to 58.8% in the comparable period of fiscal 2002 due to changes in mix of products sold.

Franchise Costs

Franchise costs decreased 5.5% from $977,500 in the first nine months of fiscal 2002 to $924,000 in the first nine months of fiscal 2003. The decrease is due primarily to more focused advertising and lower personnel costs offset by costs associated with periodic franchise meetings. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.3% in the first nine months of fiscal 2003 from 31.1% in the first nine months of fiscal 2002. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise support costs.

Sales and Marketing

Sales and Marketing costs increased 8.0% to $986,000 in the first nine months of fiscal 2003 from $912,000 in the first nine months of fiscal 2002 due to a higher level of promotional and commission expenses incurred to increase sales and visibility of the Company's products.

General and Administrative

General and administrative expenses increased 6.8% to $1.4 million in the first nine months of fiscal 2003 from $1.3 million in the first nine months of fiscal 2002. The increase is primarily due to increased professional fees and provision for bad debts. As a percentage of total revenues, general and administrative expenses increased to 9.5% in fiscal 2003 compared to 9.0% in fiscal 2002. This increase, as a percentage of total revenues, primarily resulted from increased costs.

Retail Operating

Retail operating expenses decreased 22.5% from $755,000 in the first nine months of fiscal 2002 to $585,000 in the first nine months of fiscal 2003. This decrease was due primarily to a decrease in the average number of stores open during the first nine months of fiscal 2003 (4) versus the first nine months of fiscal 2002 (6). Retail operating expenses, as a percentage of retail sales, decreased from 64.8% in the first nine months of fiscal 2002 to 64.2% in the first nine months of fiscal 2003 due to the decrease in expenses relative to revenue.

Depreciation and Amortization

Depreciation and amortization decreased 9.0% to $613,000 for the first nine months of fiscal 2003 from $674,000 for the first nine months of fiscal 2002. The decrease in depreciation and amortization is due primarily to suspension of amortization expense ($29,000 quarterly) for goodwill beginning March 1, 2002. Goodwill has historically been amortized on the straight-line method over ten to twenty-five years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 1, 2002.

Provision for Loss

The provision for loss resulted from the insolvency of a single franchisee and includes provision for loss on accounts and notes receivable and related foreclosure costs. The provision is comprised of the following amounts:

  Notes receivable                                   $1,099,328
  Accounts receivable                                   356,876
  Other accrued expenses (Foreclosure costs)            210,320
    Total                                            $1,666,524


Other Expense

Other expense of $111,000 incurred in the first nine months of fiscal 2003 decreased 25.7% from the $149,000 incurred in the first nine months of fiscal 2002 due primarily to lower interest expense on lower average outstanding amounts of and rates on long-term debt. Interest income also declined due to non-accrual, in the third quarter, of interest income on certain notes receivable from a single debtor.

Income Tax Expense

The Company's effective income tax rate in the first nine months of fiscal 2003 was 37.8%, which is the same as the effective rate in the first nine months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2002 working capital was $4.6 million, compared with $3.9 million as of February 28, 2002, an increase of $700,000. The increase in working capital was primarily due to operating results.

Cash and cash equivalent balances decreased from $165,000 as of February 28, 2002 to $64,000 as of November 30, 2002 as a result of cash used by financing and investing activities in excess of cash flows provided by operating activities. The Company's current ratio was 2.64 to 1 at November 30, 2002 in comparison with 2.27 to 1 at February 28, 2002.

The Company's long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company's factory expansion (unpaid balance as of November 30, 2002 $2.0 million), and chattel mortgage notes (unpaid balance as of November 30, 2002 $2.6 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company's factory infrastructure.

The Company has a $2.5 million ($2.5 million available as of November 30, 2002) working capital line of credit collateralized by substantially all of the Company's assets with the exception of the Company's retail store assets. The line is subject to renewal in July, 2003.

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

As of November 30, 2002, approximately $4.6 million of the Company's long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit under which borrowings bear interest at a variable rate. As of November 30, 2002, there was no balance outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

                              ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
                                           (Registrant)

Date: January 14, 2003        /s/ Bryan J. Merryman
                              -----------------------------------------------
                              Bryan J. Merryman, Chief Operating Officer,
                              Chief Financial Officer, Treasurer and Director

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



Date: January 14, 2003                 /s/ Franklin E. Crail
                                       ----------------------------------------
                                       Franklin E. Crail, President,
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors

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



Date: January 14, 2003         /s/ Bryan J. Merryman
                               ------------------------------------------------
                               Bryan J. Merryman, Chief Operating Officer
                               Chief Financial Officer, Treasurer and Director

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