Form 10-K
period 2003-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2003-05-23
CIK 785815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-14749

Rocky Mountain Chocolate Factory, Inc.

(Exact name of registrant as specified in its charter)

Colorado (State of Incorporation)	84-0910696 (I.R.S. Employer Identification No.)

265 Turner Drive, Durango, CO 81303
(Address of principal executive offices)

(970) 259-0554
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
Common Stock, $.0225 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).   Yes [  ]  No [X]

On April 15, 2003, there were 2,506,790 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq National Market System on April 15, 2003) held by non-affiliates was $13,615,922.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.

ITEM 1. BUSINESS

General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2003 there were 8 Company-owned and 222 franchised Rocky Mountain Chocolate Factory stores operating in 39 states, Canada, Guam and the United Arab Emirates.

Approximately 40% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

The Company believes that its principal competitive strengths lie in its brand name recognition, its reputation for the quality, variety and taste of its products; the special ambiance of its stores; its knowledge and experience in applying criteria for selection of new store locations; its expertise in the manufacture of chocolate candy products and the merchandising and marketing of chocolate and other candy products; and the control and training infrastructures it has implemented to assure consistent customer service and execution of successful practices and techniques at its stores.

The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected products through new distribution channels. The Company is currently selling its products in a number of new distribution channel programs including wholesaling, fundraising, corporate sales, mail order and internet sales.

The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (72-70-53%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (7-8-31%) and (iii) the collection of initial franchise fees and royalties from franchisees (21-22-16%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28, 2003, 2002 and 2001, respectively.

According to the National Confectionery Association, the total U.S. candy market approximated $24.0 billion of retail sales in 2001. According to the Department of Commerce, per capita consumption of chocolate in 2001 approximated 12 pounds per year nationally, generating annual sales of approximately $13.1 billion. In 2001, consumption of chocolate products declined slightly compared to 2000.

In Fiscal 2001, the Company began phasing out its Rocky Mountain Chocolate Factory Company-owned store program. In Fiscal 2002, the Company sold to new or existing franchisees all Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado (the “Colorado Stores”). The Company intends to retain the Colorado Stores to test sales, marketing, design and operational initiatives. In Fiscal 2003, the Company foreclosed on four of the stores previously sold to a franchisee due to the franchisee’s insolvency. The Company plans to operate one such retail outlet as a Company-owned store and sell three stores to other franchisees.

Business Strategy

The Company’s objective is to build on its position as a leading international franchiser and manufacturer of high quality chocolate and other confectionery products. The Company continually seeks opportunities to profitably expand its business. To accomplish this objective, the Company employs a business strategy that includes the following elements:

Product Quality and Variety

The Company maintains the unsurpassed taste and quality of its chocolate candies by using only the finest chocolate and other wholesome ingredients. The Company uses its own proprietary recipes, primarily developed by its master candy maker. A typical Rocky Mountain Chocolate Factory store offers up to 100 of the Company’s chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer numerous varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes.

Store Atmosphere and Ambiance

The Company seeks to establish an enjoyable and inviting atmosphere in each Rocky Mountain Chocolate Factory store. Each store prepares numerous products, including fudge, brittles and caramel apples, in the store. In-store preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. The Company’s design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented throughout the system.

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company’s in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2003, 34 stores incorporating the new design have been opened.

Site Selection

Careful selection of a site is critical to the success of a Rocky Mountain Chocolate Factory store. Many factors are considered by the Company in identifying suitable sites, including tenant mix, visibility, attractiveness, accessibility, level of foot traffic and occupancy costs. Final site selection occurs only after the Company’s senior management has approved the site. The Company believes that the experience of its management team in evaluating a potential site is one of the Company’s competitive strengths.

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

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. Changes in system wide same store retail sales are as follows:

1999	6.7%
2000	(4.3%)
2001	(3.9%)
2002	0.0%
2003	(3.4%)

The Company believes that its same store sales growth was positively impacted by the sale of Beanie Babies™ (stuffed animals manufactured by Ty Inc.) and related products in fiscal 1999 because many of the Company’s retail stores capitalized on this extraordinary trend during this time period. In fiscal 2000 and 2001, however, the demand for Beanie Babies decreased significantly, and the Company believes this decreased demand is the primary reason for negative comparable store sales in fiscal 2000 and 2001. As expected, this trend reversed in fiscal 2002. The Company believes that the negative trend in fiscal 2003 was due to the overall weak economy and retail environment, especially in tourist areas where many of the stores operate.

The Company feels that same store retail sales growth can be accelerated though store redesign to provide a more attractive and effective retail sales environment while retaining the Rocky Mountain Chocolate Factory store ambiance and theme.

In February 2000, the Company retained a nationally recognized packaging design firm to completely redesign the packaging featured in the Company’s retail stores. The Company has designed a contemporary and coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. The Company completed the packaging redesign project during 2002. Testing of the new designs has yielded positive results. The Company believes that the successful launch of new packaging will have a positive future impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 2003, the Company experienced a same store pounds purchased decline of 10.4%. The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made products and away from factory-made products. The Company is in the process of adding new products and focusing its existing product lines in an effort to control this trend.

Enhanced Operating Efficiencies

The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of its Company-owned and forty-eight of its franchised stores through March 31, 2003. These measures have significantly improved the Company’s ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores has reduced the Company’s exposure to real estate risk, improved the Company’s operating margins and allowed the Company to increase its focus on franchising.

Expansion Strategy

Key elements of the Company’s expansion strategy include:

Unit Growth

The cornerstone of the Company’s growth strategy is to aggressively pursue unit growth opportunities in locations where the Company has traditionally been successful, to pursue new and developing real estate environments which appear promising based on early sales results, and to improve and expand the retail store concept, such that previously untapped and unfeasible environments (such as most regional malls) generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory location.

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

Name Recognition and New Market Penetration

The Company believes the visibility of its stores and the high foot traffic at most of its locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but recent growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased the Company’s name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through new channels also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through new distribution channels its name recognition will improve and benefit its entire store system.

Store Concept

The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large marble tables, and are often invited to sample the store’s products. The Company believes that an average of approximately 40% of the revenues of franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.

The majority of existing Rocky Mountain Chocolate Factory stores have a distinctive country Victorian decor, which further enhances their friendly and enjoyable atmosphere. Each store includes finely crafted wood cabinetry, copper and brass accents, etched mirrors and large marble tables on which fudge and other products are made. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, the Company’s design staff provides working drawings and specifications and approves the construction plans for each new store. The Company also controls the signage and building materials that may be used in the stores.

In fiscal 2002, the Company launched its new store design concept intended specifically for high foot traffic regional shopping malls. The new store design concept is modern with crisp and clean site lines and an even stronger emphasis on the Company’s unique upscale kitchen. Based on encouraging results, the Company is requiring that all new Rocky Mountain Chocolate Factory stores incorporate the new design concept.

The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season.

Kiosk Concept

In fiscal 2002, the Company opened its first full service retail kiosk concept. The kiosk is a vehicle for retail environments where in-line real estate is unavailable or build-out costs and/or rent factors do not meet the Company’s financial criteria. The kiosk, which is approximately 250 square feet, incorporates the Company’s trademark cooking area where caramel apples, fudge and other popular confections are prepared in front of customers using traditional cooking utensils. The kiosk also includes the Company’s core product and gifting lines in order to provide the customer with a full Rocky Mountain Chocolate Factory experience.

The Company believes the kiosk concept enhances its franchise opportunity by providing more flexibility in support of existing franchisees’ expansion programs and allows new franchisees that otherwise would not qualify for an in-line location an opportunity to join the Rocky Mountain Chocolate Factory system.

Products and Packaging

The Company typically produces approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company’s master candy maker. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company continues to engage in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine’s Day holiday seasons, the Company may make as many as 100 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that approximately 50% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company’s factory, 40% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 10% by products, such as ice cream, coffee and other sundries, purchased from approved suppliers.

The Company uses only the finest chocolates, nut meats and other wholesome ingredients in its candies and continually strives to offer new confectionery items in order to maintain the excitement and appeal of its products. The Company develops special packaging for the Christmas, Valentine’s Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year.

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

Factory Outlet Malls

There are approximately 240 factory outlet malls in the United States, and as of February 28, 2003, there were Rocky Mountain Chocolate Factory stores in approximately 75 of these malls in over 30 states. The Company has established business relationships with most of the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company’s stores, management believes the Company’s relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas and Street Fronts

As of February 28, 2003, there were approximately 65 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company’s visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 1,185 regional malls in the United States, and as of February 28, 2003, there were Rocky Mountain Chocolate Factory stores in approximately 40 of these malls, including locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and competing food and beverage concepts. The Company’s new store concept is designed to unlock the potential of the regional mall environment.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada.

Franchising Program

General

The Company’s franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company’s concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 2003, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2003, there were 222 franchised stores in the Rocky Mountain Chocolate Factory system.

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred by existing franchisees, to interested consumers who have visited Rocky Mountain Chocolate Factory stores and to existing franchisees. The Company also advertises for new franchisees in national and regional newspapers as suitable potential store locations come to the Company’s attention. Franchisees are approved by the Company on the basis of the applicant’s net worth and liquidity, together with an assessment of work ethic and personality compatibility with the Company’s operating philosophy.

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2003, operated 25 stores under the agreement.

In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2003, operated 2 stores under this agreement.

Training and Support

Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a 7-day comprehensive training program in store operations and management. The Company has established a training center at its Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include the Company’s philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to Company operations by working in key factory operational areas and by meeting with each member of the senior management of the Company. Training continues through the opening of the store, where Company field consultants assist and guide the franchisee in all areas of operation.

The Company’s operating objectives include providing Company knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in the Company’s proven techniques.

The Company provides ongoing support to franchisees through its field consultants, who maintain regular and frequent communication with the stores by phone and by site visits. The field consultants also review and discuss with the franchisee store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs. The Company has developed a handbook containing a “pre-packaged” local store marketing plan, which allows franchisees to implement cost-effective promotional programs that have proven successful in other Rocky Mountain Chocolate Factory stores.

Quality Standards and Control

The franchise agreement for Rocky Mountain Chocolate Factory franchisees requires compliance with the Company’s procedures of operation and food quality specifications and permits audits and inspections by the Company.

Operating standards for Rocky Mountain Chocolate Factory stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, Company field consultants audit performance and adherence to Company standards. The Company has the right to terminate any franchise agreement for non-compliance with the Company’s operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from the Company or from approved suppliers.

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

Under the current form of domestic Rocky Mountain Chocolate Factory franchise agreement, franchisees pay the Company (i) an initial franchise fee of $19,500 for each store, (ii) royalties equal to 5% of monthly gross sales, and (iii) a marketing fee equal to 1% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Rocky Mountain Chocolate Factory stores only in the immediate vicinity of their stores. Chocolate products not made on the premises by franchisees must be purchased from the Company or approved suppliers. The franchise agreements require franchisees to comply with the Company’s procedures of operation and food quality specifications, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the Rocky Mountain Chocolate Factory system. The Company’s ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See “Business - Regulation.”

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

Franchise Financing

The Company does not provide prospective franchisees with financing for their stores, but has developed relationships with several sources of franchisee financing to whom it will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required the Company’s assistance.

Company Store Program

As of April 1, 2003, there were 8 Company-owned Rocky Mountain Chocolate Factory stores. Three of these stores are being operated only until they are sold to franchisees. The Company expects to finalize such sales within the next twelve months. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See “Franchising Program-Training and Support” and “Franchising Program-Quality Standards and Control.”

Manufacturing Operations

General

The Company manufactures its chocolate candies at its factory in Durango, Colorado. All products are produced consistent with the Company’s philosophy of using only the finest, highest quality ingredients with no artificial preservatives to achieve its marketing motto of “the Peak of Perfection in Handmade Chocolates®.”

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

Trucking Operations

The Company operates eight trucks and ships a substantial portion of its products from the factory on its own fleet. The Company’s trucking operations enable it to deliver its products to the stores quickly and cost-effectively. In addition, the Company back-hauls its own ingredients and supplies, as well as product from third parties, on return trips as a basis for increasing trucking program economics.

Marketing

The Company relies primarily on in-store promotion and point-of-purchase materials to promote the sale of its products. The monthly marketing fees collected from franchisees are used by the Company to develop new packaging and in-store promotion and point-of-purchase materials, and to create and update the Company’s local store marketing handbooks.

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

Competition

The retailing of confectionery products is highly competitive. The Company and its franchisees compete with numerous businesses that offer confectionery products. Many of these competitors have greater name recognition and financial, marketing and other resources than the Company. In addition, there is intense competition among retailer’s for real estate sites, store personnel and qualified franchisees. Competitive market conditions could adversely affect the Company and its results of operations and its ability to expand successfully.

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

Trade Name and Trademarks

The trade name “Rocky Mountain Chocolate Factory®,” the phrases, “The Peak of Perfection in Handmade Chocolates®”, “America’s Chocolatier®”, “The World’s Chocolatier®” as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are proprietary rights of the Company. All of the foregoing are believed to be of material importance to the Company’s business. The registration for the trademark “Rocky Mountain Chocolate Factory” has been granted in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark and/or obtained in certain foreign countries.

The Company has not attempted to obtain patent protection for the proprietary recipes developed by the Company’s master candy-maker and is relying upon its ability to maintain the confidentiality of those recipes.

Employees

At February 28, 2003, the Company employed approximately 150 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 15, 2003 are as follows:

Name	Age	Position

Franklin E. Crail Bryan J. Merryman Edward L. Dudley Jay B. Haws Gregory L. Pope William K. Jobson Virginia M. Perez	61 42 39 53 36 47 65	Chairman of the Board, President and Director

Chief Operating Officer, Chief Financial
Officer, Treasurer and Director

Sr. Vice President - Sales and Marketing

Vice President - Creative Services

Vice President - Franchise Development
and Support

Chief Information Officer

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

Mr. Dudley joined the Company in January 1997 to spearhead the Company’s newly formed Product Sales Development function as Vice President - Sales and Marketing, with the goal of increasing the Company’s factory and retail sales. He was promoted to Senior Vice President in June 2001. During his 10 year career with Baxter Healthcare Corporation, Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997. Mr. Dudley holds B.S. degrees in Finance and Accounting from the University of Colorado.

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

Mr. Jobson joined the Company in July 1998 as Director of Information Technology. In June 2001, he was promoted to Chief Information Officer, a position created to enhance the Company’s strategic focus on information and information technology. From July 1995 to July 1998, Mr. Jobson worked for ADAC Laboratories in Durango, Colorado, a leading provider of diagnostic imaging and information systems solutions in the healthcare industry, as Manager of Technical Services and before that, Regional Manager.

Ms. Perez joined the Company in June 1996 and has served as the Company’s corporate secretary since February, 1997. From 1992 until joining the Company, she was employed by Huettig & Schromm, Inc., a property management and development firm in Palo Alto, California as executive assistant to the president and owner. Huettig & Schromm developed, owned and managed over 1,000,000 square feet of office space in business parks and office buildings on the San Francisco peninsula. Ms. Perez is a paralegal and has held various administrative positions during her career including executive assistant to the Chairman and owner of Sunset Magazine & Books, Inc.

Seasonal Factors

The Company’s sales and earnings are seasonal, with significantly higher sales and earnings occurring during the Christmas holiday and summer vacation seasons than at other times of the year, which causes fluctuations in the Company’s quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

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

Additionally, certain states have enacted and others may enact laws and regulations governing the termination or non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. Although these laws and regulations, and related court decisions, may limit the Company’s ability to terminate franchises and alter franchise agreements, the Company does not believe that such laws or decisions will have a material adverse effect on its franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and the Company is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisers.

Federal and state environmental regulations have not had a material impact on the Company’s operations but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new stores.

Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of the Company’s facilities for an indeterminate period of time.

The Company’s product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990.

The Company provides a limited amount of trucking services to third parties, to fill available space on the Company’s trucks. The Company’s trucking operations are subject to various federal and state regulations, including regulations of the Federal Highway Administration and other federal and state agencies applicable to motor carriers, safety requirements of the Department of Transportation relating to interstate transportation and federal, state and Canadian provincial regulations governing matters such as vehicle weight and dimensions.

The Company believes it is operating in substantial compliance with all applicable laws and regulations.

ITEM 2. PROPERTIES

The Company’s manufacturing operations and corporate headquarters are located at its 58,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2003, the Company’s factory produced approximately 1.72 million pounds of chocolate candies, a 15.6% decrease from the approximately 2.04 million pounds produced in fiscal 2002. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2003, all of the 8 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from October 2003 to October 2007, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2003, the Company was the primary lessee at 15 of its 222 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

The Company’s Common Stock trades on the National Market System of The Nasdaq Stock Market under the trading symbol “RMCF”. On January 28, 2002 the Board of Directors declared a four-for-three stock split payable on March 4, 2002 to shareholders of record on February 11, 2002.

The Company declared this stock split because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company’s Common Stock. All of the following items in Item 5. have been adjusted, where necessary, for the effects of the split.

On March 21, 2000, the Company commenced a tender offer to acquire shares of its common stock. Pursuant to the tender offer, which was completed on May 1, 2000, the Company acquired 596,793 shares of its issued and outstanding common stock at $4.6875 per share.

On January 19, 2001 and January 26, 2001 the Company purchased 50,667 and 10,666 shares, respectively, of the Company’s issued and outstanding common stock at $3.7969 per share.

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

The table below sets forth high and low price information for the Common Stock for each quarter of fiscal years 2003 and 2002.

Fiscal Year Ended February 28, 2003	HIGH	LOW
First Quarter	$16.20	$9.38
Second Quarter	11.50	7.61
Third Quarter	9.59	7.00
Fourth Quarter	10.27	5.59

Fiscal Year Ended February 28, 2002	HIGH	LOW
First Quarter	$5.4375	$3.7031
Second Quarter	7.8000	5.3625
Third Quarter	11.2500	6.0375
Fourth Quarter	14.2125	8.25

On April 15, 2003 the closing price for the Common Stock was $8.18.

(b)  Holders

On April 15, 2003 there were approximately 430 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

(c)  Dividends

The Company has not paid cash dividends on its Common Stock since its inception. On May 8, 2003, the Company announced that it intends to pay a quarterly dividend at an annual rate of $.30 per common shareholder. The first such quarterly dividend will be paid September 16, 2003 to common shareholders of record as of September 2, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 1999 through 2003, are derived from the Financial Statements of the Company, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     (Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28 or 29,
	2003	2002	2001	2000	1999
Selected Statement of Operations Data
Total revenues	$19,461	$19,439	$22,572	$24,647	$26,233
Operating income	1,496	3,370	3,105	2,662	1,319
Net income	$852	$1,995	$1,556	$1,057	$421
Basic Earnings per Common Share	$.34	$.81	$.58	$.31	$.12
Diluted Earnings per Common Share	$.32	$.76	$.57	$.31	$.12
Weighted average common shares outstanding	2,495	2,473	2,701	3,441	3,554
Weighted average common shares outstanding, assuming dilution	2,705	2,636	2,709	3,463	3,570
Selected Balance Sheet Data
Working capital	$4,781	$3,940	$1,249	$1,589	$1,558
Total assets	16,084	16,795	15,042	16,440	18,652
Long-term debt	3,073	4,325	3,297	3,774	5,250
Stockholders’ equity	9,891	8,821	7,062	8,433	8,509

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and related Notes of the Company included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.

The Company’s ability to successfully achieve expansion of its Rocky Mountain Chocolate Factory franchise system depends on many factors not within the Company’s control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity of its franchise system of its product introductions and promotional programs.

As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as “will,” “anticipate,” “expect,” “believe,” “intend,” “estimate,” “project,” “plan” or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts and notes receivable from franchisees, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on analyses, of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our financial statements, although not all inclusive.

Accounts and Notes Receivable - The Company records an allowance for credit losses based on estimates of customers’ ability to pay and collateral value, as applicable. If the financial condition of our customers or collateral were to deteriorate, additional allowances may be required.

Revenue Recognition - The Company recognizes revenue on sales of products to franchisees and other customers at the time of shipment. Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. The Company also recognizes a royalty fee of five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales. Sales of products at retail stores are recognized at the time of sale.

Inventories - The Company will write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill - Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our transition test conducted in fiscal 2003 showed no impairment of our goodwill.

Other accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of the recoverability of deferred tax assets, as well as those used in the determination of liabilities related to litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

As discussed in Note 5 to the financial statements, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings.

Results of Operations

Fiscal 2003 Compared To Fiscal 2002

Results Summary

Basic earnings per share decreased 58.0% from $.81 in fiscal 2002 to $.34 in fiscal 2003. Revenues increased 0.1% from fiscal 2002 to fiscal 2003. Operating income decreased 55.6% from $3.4 million in fiscal 2002 to $1.5 million in fiscal 2003. Net income decreased 57.3% from $2.0 million in fiscal 2002 to $0.9 million in fiscal 2003. The decrease in earnings per share, operating income and net income from fiscal 2002 to 2003 was due primarily to the insolvency of a single franchisee and the related provision for loss on accounts and notes receivable and related foreclosure costs.

Revenues

($’ in thousands)	2003	2002	Change	% Change
Factory Sales	$13,905.6	$13,619.4	$286.2	2.1%
Retail Sales	1,398.8	1,604.7	(205.9)	(12.8%)
Royalty and Marketing Fees	3,768.4	3,544.9	223.5	6.3%
Franchise Fees	388.7	670.1	(281.4)	(42.0%)
Total	$19,461.5	$19,439.1	$22.4	0.1%

Factory Sales

Factory sales increased 2.1%, or $286,000, to $13.9 million in fiscal 2003 from $13.6 million in fiscal 2002. This increase was due primarily to an increase of 47.6% in factory sales to customers outside the Company’s system of franchised retail stores and an increase in the average number of franchised stores in operation during fiscal 2003 versus fiscal 2002. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 10.6% in fiscal 2003 versus fiscal 2002. The Company believes the decrease in same store pounds purchased is due to a continued product mix shift from factory-made products to store-made products.

Retail Sales

Retail sales decreased $206,000, or 12.8%, to $1.4 million in fiscal 2003 compared to $1.6 million in fiscal 2002. This decrease resulted primarily from a decrease in the average number of Company-owned stores from 5 during fiscal 2002 to 4 during fiscal 2003, partially offset by 1.6% increase in same store sales.

In fiscal 2002, the Company completed phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company sold to new or existing franchisees all viable Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado. The Colorado Stores were excluded because these stores are used to test sales, marketing, design and operational initiatives. In Fiscal 2003, the Company foreclosed on four of the stores previously sold to a franchisee due to the franchisee’s insolvency. The Company plans to operate one such retail outlet as a Company-owned store and sell three stores to other franchisees.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased $224,000 or 6.3%, to $3.8 million in fiscal 2003, compared to $3.5 million in fiscal 2002. This increase resulted from growth in the average number of units in operation from 194 in fiscal 2002 to 202 in fiscal 2003 partially offset by a decrease in same store sales of 3.5%. Franchise fee revenues decreased $281,000 in fiscal 2003 compared to fiscal 2002 due to a decrease in the number of franchises sold. This decrease was due to higher franchise fees in fiscal 2002 from the sale of Company-owned stores.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 65.3% in fiscal 2003 versus 63.1% in fiscal 2002. This increase resulted from decreased retail sales, which generate higher margins than factory sales, partially offset by an increase in Company-owned store margins from 59.0% in fiscal 2002 to 61.0% in fiscal 2003. Factory margins decreased to 32.0% in fiscal 2003 from 34.2% in fiscal 2002. This decline in factory margins is due primarily to decreased production efficiencies caused by lower production volume and increased commodity prices, primarily chocolate.

Franchise Costs

Franchise costs decreased $41,000, or 3.2%, in fiscal 2003 compared to fiscal 2002. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.0% in fiscal 2003 from 30.5% in fiscal 2002. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise support costs partially offset by a 1.4% decrease in income from franchise fees and royalty and marketing fees.

Sales & Marketing

Sales and marketing costs increased 11.4% to $1.4 million in fiscal 2003 from $1.3 million in fiscal 2002. This increase is due to higher spending levels, primarily for marketing services for franchisees and advertising and promotion.

General and Administrative

General and administrative expenses decreased 6.2% to $2.0 million in fiscal 2003 from $2.1 million in fiscal 2002. As a percentage of total revenues, general and administrative expense decreased to 10.1% in fiscal 2003 from 10.8% in fiscal 2002.

Retail Operating Expenses

Retail operating expenses decreased to $833,000 in fiscal 2003 from $875,000 in fiscal 2002; a decrease of 4.9%. This decrease resulted primarily from a decrease in the average number of Company-owned stores from 5 during fiscal 2002 to 4 during fiscal 2003. Retail operating expenses, as a percentage of retail sales, increased to 59.5% in fiscal 2003 compared to 54.5% in fiscal 2002 due to the larger proportional decrease in retail sales.

Depreciation and Amortization

Depreciation and amortization decreased 9.9% to $815,000 in fiscal 2003 from $905,000 in fiscal 2002. The decrease in depreciation and amortization is due primarily to suspension of amortization expense ($29,000 quarterly) for goodwill beginning March 1, 2002. Goodwill has historically been amortized on the straight-line method over ten to twenty-five years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 1, 2002.

Provision for Loss

The provision for loss resulted from the insolvency of a single franchisee and includes provision for loss on accounts and notes receivable and related foreclosure costs. The provision is comprised of the following amounts:

Notes receivable	$1,099,328
Accounts receivable	356,876
Other accrued expenses (foreclosure costs)	210,320
Total	$1,666,524

Other Expense

Other expense of $126,000 incurred in fiscal 2003 decreased 22.0% from the $162,000 incurred in fiscal 2002 due primarily to lower interest expense on lower average rates and outstanding amounts of both short-term and long-term debt.

Income Tax Expense

The Company’s effective income tax rate in fiscal 2003 was 37.8%, which is approximately the same as the effective rate in fiscal 2002.

Fiscal 2002 Compared To Fiscal 2001

Results Summary

Basic earnings per share increased 39.7% from $.58 in fiscal 2001 to $.81 in fiscal 2002. Revenues decreased 13.9% from fiscal 2001 to fiscal 2002. Operating income increased 8.5% from $3.1 million in fiscal 2001 to $3.4 million in fiscal 2002. Net income increased 28.2% from $1.6 million in fiscal 2001 to $2.0 million in fiscal 2002.

Revenues

($’s in thousands)	2002	2001	Change	% Change
Factory Sales	$13,619.4	$11,933.5	$1,685.9	14.1%
Retail Sales	1,604.7	7,049.4	(5,444.7)	(77.2%)
Royalty and Marketing Fees	3,544.9	3,141.9	403.0	12.8%
Franchise Fees	670.1	447.0	223.1	49.9%
Total	$19,439.1	$22,571.8	$(3,132.7)	(13.9%)

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

Income Tax Expense

The Company’s effective income tax rate in fiscal 2002 was 37.8%, which is approximately the same as the effective rate in fiscal 2001.

Liquidity and Capital Resources

As of February 28, 2003, working capital was $4.8 million compared with $3.9 million as of February 28, 2002, a $0.9 million increase. The increase in working capital was due primarily to operating results.

Cash and cash equivalent balances increased from $165,000 as of February 28, 2002 to $1.3 million as of February 28, 2003 as a result of cash flows generated by operating activities in excess of cash flows used in financing and investing activities. The Company’s current ratio was 2.66 to 1 at February 28, 2003 in comparison with 2.27 to 1 at February 28, 2002.

The Company’s long-term debt is comprised of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of February 28, 2003, $2.0 million), and chattel mortgage notes (unpaid balance as of February 28, 2003, $2.3 million) used to fund the fiscal 1996 and 1997 Company-owned store expansion and improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million credit line, of which $2.5 million was available as of February 28, 2003, secured by substantially all of the Company’s assets except retail store assets and is subject to renewal in July, 2003.

The table below presents significant contractual obligations of the Company at February 28, 2003.

(Amounts in thousands)	Less than 1			After 5	Total
Contractual Obligations	Year	1-3 Years	4-5 years	Year
Line of credit	$—	$—	$—	$—	$—
Notes payable	1,218	1,474	201	1,398	4,291
Operating leases	528	568	48	—	1,144
Other long-term obligations	428	553	188	20	1,189
Total Contractual cash obligations	$2,174	$2,595	$437	$1,418	$6,624

For fiscal 2004, the Company anticipates making capital expenditures of approximately $600,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations and available bank lines of credit will be sufficient to fund capital expenditures and working capital requirements for fiscal 2004.

Impact of Inflation

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company’s operations. Most of the Company’s leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, the Company’s future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers. Depreciation expense is based on the historical cost to the Company of its fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Seasonality

The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. As discussed in Note 1 to the financial statements, goodwill has historically been amortized on the straight-line method over ten to twenty-five years. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 1, 2002.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Implementation of this standard did not have any material effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies FASB Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect SFAS 146 to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123). SFAS 148 provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties on in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate FIN 46 to have a material effect on the Company’s financial statements.

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

As of February 28, 2003, $4.3 million of the Company’s long-term debt was subject to a variable interest rate. Assuming that this principal amount did not change during fiscal 2003, other than as a result of scheduled payments, and assuming that the average effective interest rate in effect on this debt for 2003 increased by one percent as compared to the average effective interest rate in effect during 2002, the Company would not incur additional interest expense in 2003, as compared to 2002, due to an increasing proportion of payments applied to principal. Additionally, cash flow would not be effected as payment amounts are fixed.

The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of February 28, 2003, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.

We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2003 and 2002, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on March 1, 2002.

GRANT THORNTON LLP

Dallas, Texas
April 18, 2003

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28,
	2003	2002	2001
Revenues
Sales	$15,304,365	$15,224,065	$18,982,948
Franchise and royalty fees	4,157,107	4,215,012	3,588,889
Total revenues	19,461,472	19,439,077	22,571,837
Costs and Expenses
Cost of sales	9,996,592	9,612,712	10,190,091
Franchise costs	1,245,778	1,286,595	1,123,506
Sales & marketing	1,441,111	1,293,309	1,170,636
General and administrative	1,967,117	2,096,356	2,090,579
Retail operating	832,591	875,190	3,742,140
Depreciation and amortization	815,279	905,227	1,149,590
Provision for loss on accounts and notes receivable and related foreclosure costs	1,666,524	—	—
Total costs and expenses	17,964,992	16,069,389	19,466,542
Operating Income	1,496,480	3,369,688	3,105,295
Other Income (Expense)
Interest expense	(297,344)	(437,339)	(660,620)
Interest income	171,197	275,593	94,298
Other, net	(126,147)	(161,746)	(566,322)
Income Before Income Taxes	1,370,333	3,207,942	2,538,973
Income Tax Expense	517,985	1,212,600	982,585
Net Income	$852,348	$1,995,342	$1,556,388
Basic Earnings per Common Share	$.34	$.81	$.58
Diluted Earnings per Common Share	$.32	$.76	$.57
Weighted Average Common Shares Outstanding	2,495,417	2,473,268	2,701,433
Dilutive Effect of Employee Stock Options	209,939	163,120	7,224
Weighted Average Common Shares Outstanding, Assuming Dilution	2,705,356	2,636,388	2,708,657

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$1,282,972	$165,472
Accounts receivable, less allowance for doubtful accounts of $65,117 and $73,269	2,021,391	2,724,907
Notes receivable	288,100	561,829
Refundable income taxes	548,490	—
Inventories	3,062,135	3,127,090
Deferred income taxes	174,616	138,591
Other	276,002	313,943
Total current assets	7,653,706	7,031,832
Property and Equipment, Net	5,618,239	5,983,906
Other Assets
Notes receivable, less valuation allowance of $49,446 and $225,689	801,309	2,353,355
Goodwill, net	1,039,872	797,789
Intangible assets,net	557,167	568,602
Assets held for sale	373,525	—
Other	40,428	59,907
Total other assets	2,812,301	3,779,653
Total assets	$16,084,246	$16,795,391
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,218,400	$1,188,300
Accounts payable	612,770	667,419
Accrued salaries and wages	678,223	881,451
Other accrued expenses	363,192	354,912
Total current liabilities	2,872,585	3,092,082
Long-Term Debt, Less Current Maturities	3,072,798	4,324,746
Deferred Gain on Sale of Assets	15,657	389,302
Deferred Income Taxes	232,215	168,464
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value; 7,250,000 shares authorized; 2,500,123 and 2,474,640 shares issued and outstanding	75,004	74,239
Additional paid-in capital	2,721,433	2,544,351
Retained earnings	7,094,554	6,242,206
Less notes receivable from officers and directors	—	(39,999)
Total stockholders’ equity	9,890,991	8,820,797
Total liabilities and stockholders’ equity	$16,084,246	$16,795,391

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28,
	2003	2002	2001
Common Stock
Balance at beginning of year	$74,239	$76,931	$95,475
Repurchase and retirement of common stock	—	(3,701)	(19,744)
Issuance of common stock	5	6	480
Exercise of stock options	760	1,003	720
Balance at end of year	75,004	74,239	76,931
Notes Receivable From Officers and Directors
Balance at beginning of year	(39,999)	(168,747)	(208,746)
Reduction of notes	39,999	128,748	39,999
Balance at end of year	—	(39,999)	(168,747)
Additional Paid-In Capital
Balance at beginning of year	2,544,351	2,907,379	5,855,884
Repurchase and retirement of common stock	—	(621,840)	(3,060,555)
Costs related to stock split	(15,278)	—	—
Issuance of common stock	1,263	1,078	49,520
Exercise of stock options	124,504	235,247	62,530
Tax benefit from employee stock transactions	66,593	22,487	—
Balance at end of year	2,721,433	2,544,351	2,907,379
Retained Earnings
Balance at beginning of year	6,242,206	4,246,864	2,690,476
Net income	852,348	1,995,342	1,556,388
Balance at end of year	7,094,554	6,242,206	4,246,864
Total Stockholders’ Equity	$9,890,991	$8,820,797	$7,062,427
Common Shares
Balance at beginning of year	2,474,640	2,564,379	3,182,505
Repurchase and retirement of common stock	—	(123,355)	(658,126)
Issuance of common stock	150	200	16,000
Exercise of stock options and other	25,333	33,416	24,000
Balance at end of year	2,500,123	2,474,640	2,564,379

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$852,348	$1,995,342	$1,556,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	815,279	905,227	1,149,590
Provision for loss on accounts and notes receivable and related foreclosure costs	1,754,524	162,046	125,202
Provision for inventory loss	37,000	162,000	268,500
(Gain) loss on sale of assets	2,209	(138,824)	(29,875)
Changes in operating assets and liabilities:
Accounts receivable	342,967	(887,947)	(308,785)
Refundable income taxes	(548,490)	37,574	39,115
Inventories	91,535	(603,779)	(116,386)
Other assets	37,941	(43,229)	(182,929)
Accounts payable	(54,649)	(397,791)	9,300
Income taxes payable	(49,943)	139,023	(120,463)
Deferred income taxes	27,726	11,794	145,281
Accrued liabilities	(334,347)	(75,608)	(8,649)
Net cash provided by operating activities	2,974,100	1,265,828	2,526,289
Cash Flows From Investing Activities:
Additions to notes receivable	(1,033,097)	(659,258)	(173,581)
Proceeds received on notes receivable	530,043	195,494	129,163
Proceeds from sale of assets	13,940	382,018	1,495,670
Purchase of other assets	(11,578)	(231,228)	(199,523)
Purchase of property and equipment	(285,313)	(724,130)	(466,448)
Net cash provided by (used in) investing activities	(786,005)	(1,037,104)	785,281
Cash Flows From Financing Activities:
Net change in line of credit	—	(550,000)	475,000
Proceeds from long-term debt	—	6,077,827	1,232,247
Payments on long-term debt	(1,221,848)	(5,418,921)	(2,082,658)
Repayment of loans by director, officers and former officers	39,999	128,748	39,999
Costs of stock split	(15,278)	—	—
Issuance of common stock	126,532	237,334	63,250
Repurchase and redemption of common stock	—	(625,541)	(3,080,299)
Net cash used in financing activities	(1,070,595)	(150,553)	(3,352,461)
Net Increase (Decrease) In Cash And Cash Equivalents	1,117,500	78,171	(40,891)
Cash And Cash Equivalents At Beginning Of Year	165,472	87,301	128,192
Cash And Cash Equivalents At End Of Year	$1,282,972	$165,472	$87,301

The accompanying notes are an integral part of these statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products.

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

The Company reviews its long-lived assets through analysis of estimated fair value, including identifiable intangible assets, whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis.

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

Shipping Fees

Shipping fees charged to customers by the Company’s trucking department are reported as sales. Shipping costs incurred by the Company’s trucking department are reported as cost of sales.

Franchise and Royalty Fees

Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. In addition to the initial franchise fee, the Company receives a royalty fee of five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross sales.

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

Vulnerability Due to Certain Concentrations

Franchised stores are concentrated (33%) in the factory outlet mall environment. At February 28, 2003, 4 Company-owned stores and 73 franchise stores of 230 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment.

As of February 28, 2003, the Company had long-term notes receivable of approximately $444,000 due from two franchisees resulting from the Company financing the construction of their new concept stores. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from these locations.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and provides the required pro forma disclosures prescribed by SFAS 123.

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the three years ended February 28, 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28(in 000’s except per share amounts):

	2003	2002	2001
Net Income – as reported	$852	$1,995	$1,556
Net Income – pro forma	757	1,843	1,427
Basic Earnings per Share-as reported	.34	.81	.58
Diluted Earnings per Share-as reported	.32	.76	.57
Basic Earnings per Share-pro forma	.30	.75	.53
Diluted Earnings per Share-pro forma	.28	.71	.53

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $420,000, $420,000 and $320,000 for the fiscal years ended February 28, 2003, 2002 and 2001, respectively.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2003, 2002 and 2001, 56,153, 62,495 and 293,333 stock options were excluded from diluted shares as their affect was anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28:

	2003	2002
Ingredients and supplies	$1,583,631	$1,538,107
Finished candy	1,478,504	1,588,983
	$3,062,135	$3,127,090

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

	2003	2002
Land	$513,618	$513,618
Building	3,838,936	3,772,807
Machinery and equipment	6,746,190	6,512,836
Furniture and fixtures	658,145	592,677
Leasehold improvements	489,405	418,403
Transportation equipment	180,723	188,874
	12,427,017	11,999,215
Less accumulated depreciation	6,808,778	6,015,309
Property and equipment, net	$5,618,239	$5,983,906

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2003 the Company had a $2.5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (3.75% at February 28, 2003). At February 28, 2003, $2.5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. The credit line is subject to renewal in July, 2003.

Long-term debt

Long-term debt consists of the following at February 28:

	2003	2002
Mortgage note payable in monthly installments of $17,600 through August, 2016 including interest at 6.0% per annum, collateralized by land and factory building. Interest was subject to adjustment every 60 months until maturity in August, 2016 but was adjusted to a floating rate of prime less fifty basis points (currently 3.75%) effective November 15, 2002.	$1,947,500	$2,049,494
Notes payable in monthly installments of between $454 and $8,002. Repaid in fiscal 2003.	—	103,986
Chattel mortgage note payable in monthly installments of $65,500 through August, 2005 including interest at 6.00% per annum, collateralized by substantially all business assets Interest rate was adjusted to a floating rate of prime less fifty basis points (currently 3.75%) effective November 15, 2002.	1,822,042	2,487,597

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT - CONTINUED

Long-term debt – continued

	2003	2002
Chattel mortgage note payable in monthly installments of $30,300 through August, 2004 including interest at 6.00% per annum, collateralized by inventory, accounts, equipment and general intangibles. Interest rate was adjusted to a floating rate of prime less fifty basis points (currently 3.75%) effective November 15, 2002.	521,656	846,468
Chattel mortgage note payable in quarterly installments of $51,240 through January, 2002, and a final installment of $34,160 April, 2002, including interest at 6.73% per annum collateralized by equipment, furniture and fixtures.	—	25,501
	4,291,198	5,513,046
Less current maturities	1,218,400	1,188,300
	$3,072,798	$4,324,746

Maturities of long-term debt are as follows for the years ending February 28 or 29:

2004	$1,218,400
2005	1,022,500
2006	451,100
2007	97,000
2008	104,100
Thereafter	1,398,098
$4,291,198

Additionally, the line of credit and certain term debt are subject to various financial ratio and leverage covenants. At February 28, 2003 the Company was in compliance with all such convenants.

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

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2004	$254,400
2005	162,100
2006	113,000
2007	36,500
2008	11,500
$577,500

In some instances, in order to retain the right to site selection or because of requirements imposed by the lessor, the Company has leased space for its proposed franchise outlets. When a franchise was sold, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company’s liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows for the years ending February 28 or 29:

NOTE 5 - COMMITMENTS AND CONTINGENCIES - CONTINUED

2004	$427,600
2005	313,800
2006	239,300
2007	135,500
2008	52,400
Thereafter	19,700
$1,188,300

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28:

	2003	2002	2001
Minimum rentals	$1,023,898	$1,206,337	$1,860,783
Less sublease rentals	(785,219)	(971,938)	(1,186,307)
Contingent rentals	9,628	8,999	22,030
	$248,307	$243,398	$696,506

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2004	$273,900
2005	200,900
2006	92,100
$566,900

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28:

2003	2002	2001
$305,798	$260,988	$313,574

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following for the years ending February 28:

	2003	2002	2001
Current
Federal	$424,236	$1,033,009	$761,667
State	66,023	167,797	75,637
Total Current	490,259	1,200,806	837,304
Deferred
Federal	24,939	10,608	128,539
State	2,787	1,186	16,742
Total Deferred	27,726	11,794	145,281
Total	$517,985	$1,212,600	$982,585

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 29:

	2003	2002	2001
Statutory rate	34.0%	34.0%	34.0%
Goodwill amortization	—	.3%	.3%
State income taxes, net of federal benefit	3.3%	3.5%	2.2%
Other	.5%	—	2.2%
Effective Rate	37.8%	37.8%	38.7%

NOTE 6 - INCOME TAXES - CONTINUED

The components of deferred income taxes at February 28 are as follows:

	2003	2002
Deferred Tax Assets
Allowance for doubtful accounts and notes	$43,305	$113,006
Inventories	26,520	45,897
Accrued compensation	39,508	64,999
Loss provisions	150,359	114,516
Self insurance accrual	28,902	—
Amortization, design costs and goodwill	45,790	42,219
	334,384	380,637
Deferred Tax Liabilities
Depreciation	(308,966)	(327,493)
Deferred gain on sale	(83,017)	(83,017)
	(391,983)	(410,510)
Net deferred tax liability	$(57,599)	$(29,873)
Current deferred tax assets	$174,616	$138,591
Non-current deferred tax liabilities	(232,215)	(168,464)
Net deferred tax liability	$(57,599)	$(29,873)

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On May 15, 1998, the Company purchased 448,000 shares and certain of its directors and executive officers purchased 138,667 shares of the Company’s issued and outstanding common stock at $3.8625 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 53,333 of the 138,667 shares purchased by them. The loans are secured by the related shares, bear interest payable annually at 7.5% and were due May 15, 2003. All such loans were paid in full as of February 28, 2003.

NOTE 8 - STOCK OPTION PLANS

Under the Company’s 1985 Incentive Stock Option Plan (the “1985 Plan”), options to purchase 286,667 shares of the Company’s common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. Options representing the right to purchase 22,333 shares of the Company’s common stock remained outstanding under the 1985 Plan at February 28, 2003.

NOTE 8 - STOCK OPTION PLANS - CONTINUED

Under the 1995 Stock Option Plan (the “1995 Plan”), the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 400,000, 120,000 and 80,000 shares, respectively, of the Company’s common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 346,998, 26,666 and 63,996 shares of the Company’s common stock were outstanding under the 1995 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 28, 2003. Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised, in January 2004 through March 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	40%	40%	50%
Risk-free interest rate	4.3%	4.8%	6.5%
Expected life of options	5 years	5 years	7 years

Information with respect to options outstanding under the Plans at February 28, 2003, and changes for the three years then ended was as follows:

	2003
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	433,994	$4.82
Granted	51,332	9.09
Exercised	(25,333)	4.94
Outstanding at end of year	459,993	5.29
Options exercisable at February 28, 2003	325,726	4.94

	2002
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	382,661	$5.09
Granted	104,665	4.75
Exercised	(33,332)	7.09
Forfeited	(20,000)	5.94
Outstanding at end of year	433,994	$4.82
Options exercisable at February 28, 2002	309,328	$4.97

	2001
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	394,661	$5.01
Granted	13,333	3.00
Exercised	(24,000)	2.63
Forfeited	(1,333)	5.81
Outstanding at end of year	382,661	$5.09
Options exercisable at February 28, 2001	247,733	$5.73
Weighted average fair value per share of options granted during 2003, 2002 and 2001 were $3.81, $1.98 and $1.40, respectively.

NOTE 8 - STOCK OPTION PLANS - CONTINUED

Additional information about stock options outstanding at February 28, 2003 is summarized as follows:

		Options Outstanding
		Weighted average
		remaining contractual	Weighted average
Range of exercise prices	Number outstanding	life	exercise price
$3.00 to 3.7035	133,666	6.31 years	$3.47
$3.84 to 4.40625	186,665	4.64 years	3.99
$5.625 to 13.50	139,662	5.76 years	8.78

	Options Exercisable
	Number	Weighted average
Range of exercise prices	Exercisable	exercise price
$3.00 to 3.7035	78,999	$3.40
$3.84 to 4.40625	175,999	3.99
$5.625 to 13.50	70,729	9.04

NOTE 9 - OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. Previously the Company segregated Retail as a third reportable segment. The Company has phased out its Company-owned store program to eight remaining stores. The remaining stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The previously reported Retail segment is now included in the Franchising segment and all previously reported periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs, provision for loss on accounts and notes receivable and related foreclosure costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
FY 2003
Total revenues	$5,555,876	$14,794,847	$—	$20,350,723
Intersegment revenues	—	(889,251)	—	(889,251)
Revenue from external customers	5,555,876	13,905,596	—	19,461,472
Segment profit (loss)	1,635,959	3,701,220	(3,966,846)	1,370,333
Total assets	2,352,483	8,514,487	5,217,276	16,084,246
Capital expenditures	139,948	216,822	367,360	724,130
Provision for loss on accounts and notes receivable and related foreclosure costs	—	—	1,666,524	1,666,524
Total depreciation & amortization	206,923	411,994	196,362	815,279
FY 2002
Total revenues	$5,819,742	$14,692,696	$—	$20,512,438
Intersegment revenues	—	(1,073,361)	—	(1,073,361)
Revenue from external customers	5,819,742	13,619,335	—	19,439,077
Segment profit (loss)	1,750,056	3,898,178	(2,440,292)	3,207,942
Total assets	2,009,009	9,310,982	5,475,400	16,795,391
Capital expenditures	139,948	216,822	367,360	724,130
Total depreciation & amortization	272,359	432,714	200,154	905,227
FY 2001
Total revenues	$10,638,310	$14,284,080	$—	$24,922,390
Intersegment revenues	—	(2,350,553)	—	(2,350,553)
Revenue from external customers	10,638,310	11,933,527	—	22,571,837
Segment profit (loss)	1,534,719	3,876,785	(2,872,531)	2,538,973
Total assets	3,252,033	8,656,411	3,133,619	15,042,063
Capital expenditures	211,667	134,740	120,041	466,448
Total depreciation & amortization	507,505	457,629	184,456	1,149,590

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28:

	2003	2002	2001
Interest paid	$298,141	$448,384	$666,055
Income taxes paid	1,088,692	1,024,208	918,653
Non-Cash Investing Activities:
Company financed sales of retail store asset	$—	$1,429,317	$1,128,643
Fair value of assets received upon foreclosure of notes:
Tangible store assets
Held for sale	430,260	—	—
Store to be operated	82,917	—	—
Goodwill	242,083	—	—

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to 15% of compensation. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. For fiscal 2001 the Company made an additional discretionary contribution by doubling the normal matching. During the years ended February 28 or 29, 2003, 2002 and 2001, the Company’s contribution was approximately $33,000, $33,000 and $68,000, respectively, to the plan.

NOTE 12 - STORE SALES AND FORECLOSURES

In connection with the Company’s plans to phase out its Company-owned stores, the Company sold ten Company-owned stores in fiscal 2002 resulting in sales proceeds consisting of cash and notes receivable of approximately $1.2 million and recognized and deferred gains of approximately $124,000 and $386,000, respectively.

In connection with the Company’s plans to phase out its Company-owned stores, the Company sold eighteen Company-owned stores in fiscal 2001 resulting in sales proceeds consisting of cash and notes receivable of approximately $2.3 million and recognized and deferred gains of approximately $542,000 and $193,000, respectively.

At February 28, 2003, the Company has $1,139,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.5% to 12.5%. The notes mature through October 2006 and are secured by the assets financed.

During fiscal 2002 the Company adjusted the repayment schedule of the notes from a single franchisee to correspond to the franchisee’s store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $243,750 of the notes receivable. During fiscal 2003 the Company financed $230,000 for an additional store for the franchisee. During the third quarter of fiscal 2003 the Company recorded an additional $1,667,000 provision for potential loss on accounts and notes receivable and foreclosure costs related to the insolvency of this franchisee. In December 2002, the Company foreclosed on four of the stores previously operated by the franchisee and plans to operate one such retail outlet as a Company-owned store and sell three stores to other franchisees. At February 28, 2003 the Company has no balance recorded for notes receivable from this franchisee.

NOTE 13 - SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fourth quarter ended February 28, 2003 and 2002:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2003
Total revenue	$3,972,339	$5,066,360	$5,632,577	$4,790,196	$19,461,472
Gross margin	1,213,860	1,477,146	1,505,766	1,111,001	5,307,773
Net income (loss)	459,427	615,840	(472,653)	249,734	852,348
Basic earnings (loss) per share	.18	.25	(.19)	.10	.34
Diluted earnings (loss) per share	.17	.23	(.19)	.09	.32

NOTE 13 - SUMMARIZED QUARTERLY DATA (UNAUDITED) - CONTINUED

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2002
Total revenue	$4,232,774	$4,689,691	$5,608,251	$4,908,361	$19,439,077
Gross margin	1,277,392	1,523,235	1,357,650	1,453,076	5,611,353
Net income	350,835	607,973	612,577	423,957	1,995,342
Basic earnings per share	.14	.25	.25	.17	.81
Diluted earnings per share	.14	.23	.23	.16	.76

NOTE 14 - GOODWILL AND INTANGIBLE ASSETS

Effective March 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets. SFAS 142 revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, will be tested for impairment annually and also in the event of an impairment indicator, and must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has historically amortized goodwill on the straight-line method over ten to twenty-five years. Beginning March 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a transitional fair value based impairment test of goodwill as of March 1, 2002. There were no impairment losses resulting from the transitional testing. The Company has three reporting units with goodwill.

The changes in the carrying amount of goodwill for the year ended February 28, 2003, are as follows:

	Franchising	Manufacturing
	Segment	Segment	Total
Balance as of March 1, 2003	1,235,000	295,000	1,530,000
Goodwill acquired during year	242,083	—	242,083
Balance as of February 28, 2003	1,477,083	295,000	1,772,083

Intangible assets consist of the following at February 28:

		2003		2002
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$189,640	23,034	$149,883	$7,234
Packaging licenses	3-5 Years	95,831	61,670	95,831	28,383
Packaging design	10 Years	403,238	46,838	366,932	8,427
Total		688,709	131,542	612,646	44,044
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,182,083	336,847	940,000	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,772,083	732,211	1,530,000	732,211
Total intangible assets		2,460,792	863,753	$2,142,646	$776,255

Amortization expense related to intangible assets totaled $87,498 and $161,652 during the fiscal year ended February 28, 2003 and 2002. The aggregate estimated amortization expense for intangible assets remaining as of February 28, 2003 is as follows:

2004	$72,500
2005	71,400
2006	71,400
2007	60,200
2008	60,000
Thereafter	221,667
Total	$557,167

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS - CONTINUED

Net income and earnings per share for the year ended February 28, 2003, 2002 and 2001 adjusted to exclude goodwill amortization is as follows:

	2003	2002	2001
Reported net income	$852,348	$1,995,342	$1,556,388
Goodwill amortization, net of tax	—	73,152	92,381
Adjusted net income	$852,348	$2,068,494	$1,648,769
Basic earnings per share:
Reported net income	$.34	$.81	$.58
Goodwill amortization, net of tax	—	.03	.03
Adjusted net income	$.34	$.84	$.61
Diluted earnings per share:
Reported net income	$.32	$.76	$.57
Goodwill amortization, net of tax	—	.02	.04
Adjusted net income	$.32	$.78	$.61

NOTE 15 – ASSETS HELD FOR SALE

Assets held for sale consist of three fully operational stores and individual items of equipment, furniture and fixtures that were acquired in partial satisfaction of certain notes receivable from a franchisee. The notes were originally extended as part of store sales and construction financing of additional stores for the franchisee (Note 12). Management expects to dispose of the operating stores and other acquired assets to either existing franchisees who plan to upgrade or expand their operations or to prospective franchisees. These assets are included in “Other” for segment reporting.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies FASB Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect SFAS 146 to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123). SFAS 148 provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties on in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate FIN 46 to have a material effect on the Company’s financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on July 18, 2003 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information appearing under the caption “Certain Transactions” in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information appearing under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

Page

2. Financial Statement Schedules
Report of Independent Certified Public Accountants on Schedules	44
SCHEDULE II - Valuation and Qualifying Accounts	44

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.

In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated April 18, 2003, which is included in Part II of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended February 28, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
April 18, 2003

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 28, 2003
Valuation Allowance for Accounts and Notes Receivable	$298,959	$1,754,524	$1,938,920	$114,563
Year Ended February 28, 2002
Valuation Allowance for Accounts and Notes Receivable	202,544	162,046	65,631	298,959
Year Ended February 29, 2001
Valuation Allowance for Accounts and Notes Receivable	139,912	125,202	62,570	202,544

3.	Exhibits

Exhibit		Incorporated by
Number	Description	Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

10.1	Form of Stock Option Agreement for the Registrant *	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990 *	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers *	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2002.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

3.	Exhibits (continued)

Exhibit		Incorporated by
Number	Description	Reference to
10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant *	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990 *	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant*	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

23.1	Consent of Independent Certified Public Accountants	Filed herewith.

99.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

99.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended February 28, 2003. The Company filed a report on Form 8-K on May 8, 2003 disclosing Item 12 information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

/S/ Bryan J. Merryman

BRYAN J. MERRYMAN
Chief Operating Officer,Chief
Financial Officer, Treasurer and
Director

Date: May 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 23, 2003	S/ Franklin E. Crail

FRANKLIN E. CRAIL
Chairman of the Board of
Directors, President, and
Director
(principal executive officer)

Date: May 23, 2003	/S/ Bryan J. Merryman

BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director
(principal financial and
accounting officer)

Date: May 23, 2003	/S/ Gerald A. Kien

GERALD A. KIEN, Director

Date: May 23, 2003	/S/ Lee N. Mortenson

LEE N. MORTENSON, Director

Date: May 23, 2003	/S/ Fred M. Trainor

FRED M. TRAINOR, Director

Date: May 23, 2003	/S/ Clyde Wm. Engle

CLYDE Wm. ENGLE, Director

Certifications:

I, Franklin E. Crail, certify that:

1.	I have reviewed this annual report on Form 10-K of Rocky Mountain Chocolate Factory, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003	/s/ Franklin E. Crail

Franklin E. Crail, President, Chief Executive Officer and Chairman of the Board of Directors

Certifications:

I, Bryan J. Merryman, certify that:

1.	I have reviewed this annual report on Form 10-K of Rocky Mountain Chocolate Factory, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

d)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003	/s/ Bryan J. Merryman

Bryan J. Merryman, Chief Operating Officer
Chief Financial Officer, Treasurer and Director

EXHIBIT INDEX

Exhibit		Incorporated by
Number	Description	Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

10.1	Form of Stock Option Agreement for the Registrant *	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990 *	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers *	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2002.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant *	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

Exhibit		Incorporated by
Number	Description	Reference to
10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990 *	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant*	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

23.1	Consent of Independent Certified Public Accountants	Filed herewith.

99.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

99.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith