Form 10-Q
period 2003-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2003-07-11
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

On June 30, 2003 the registrant had outstanding 2,529,456 shares of its common stock, $.03 par value.

The exhibit index is located on page 17.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3-5
	Statements of Income	3
	Balance Sheets	4
	Statements of Cash Flows	5
	Notes to Interim Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	Three Months Ended May 31,

	2003	2002

Revenues
Sales	$2,967,383	$2,950,802
Franchise and royalty fees	959,416	1,021,537
Total revenues	3,926,799	3,972,339
Costs and Expenses
Cost of sales	1,925,832	1,736,942
Franchise costs	246,916	292,031
Sales and marketing	253,884	313,813
General and administrative	430,473	467,972
Retail operating	235,975	198,600
Depreciation and amortization	200,972	206,046
Total costs and expenses	3,294,052	3,215,404
Income from Operations	632,747	756,935
Other Income (Expense)
Interest expense	(43,329)	(85,548)
Interest income	23,339	67,245
Other, net	(19,990)	(18,303)
Income Before Income Taxes	612,757	738,632
Provision for Income Taxes	231,620	279,205
Net Income	$381,137	$459,427
Basic Earnings per Common Share	$.15	$.18
Diluted Earnings per Common Share	$.14	$.17
Weighted Average Common Shares Outstanding — Basic	2,513,514	2,484,194
Dilutive Effect of Employee Stock Options	152,314	283,209
Weighted Average Common Shares Outstanding — Diluted	2,665,828	2,767,403

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	May 31,	February 28,
	2003	2003

Assets
Current Assets
Cash and cash equivalents	$2,125,365	$1,282,972
Accounts receivable, less allowance for doubtful accounts of $72,945 and $65,117	1,892,262	2,021,391
Refundable income taxes	109,506	548,490
Notes receivable	292,600	288,100
Inventories	2,811,570	3,062,135
Deferred income taxes	174,616	174,616
Other	407,736	276,002
Total current assets	7,813,655	7,653,706
Property and Equipment, Net	5,504,589	5,618,239
Other Assets
Notes receivable, less valuation allowance of $49,446	772,633	801,309
Goodwill, net	1,039,872	1,039,872
Intangible assets, net	549,456	557,167
Assets held for sale	309,985	373,525
Other	34,624	40,428
Total other assets	2,706,570	2,812,301
Total assets	$16,024,814	$16,084,246
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,214,900	$1,218,400
Accounts payable	626,559	612,770
Accrued salaries and wages	337,435	678,223
Other accrued expenses	435,259	363,192
Total current liabilities	2,614,153	2,872,585
Long-Term Debt, Less Current Maturities	2,775,775	3,072,798
Deferred Gain on Sale of Assets	15,657	15,657
Deferred Income Taxes	232,215	232,215
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value; 7,250,000 shares authorized; 2,529,456 and 2,500,123 issued and outstanding	75,884	75,004
Additional paid-in capital	2,835,439	2,721,433
Retained earnings	7,475,691	7,094,554
Total stockholders’ equity	10,387,014	9,890,991
Total liabilities and stockholders’ equity	$16,024,814	$16,084,246

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 31,

	2003	2002

Cash Flows From Operating activities
Net income	$381,137	$459,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,972	206,046
Provision for inventory loss	—	10,000
Gain on sale of property and equipment	339	—
Changes in operating assets and liabilities:
Accounts receivable	129,129	544,122
Refundable income taxes	438,984	—
Inventories	250,565	(731,002)
Other assets	(131,734)	(119,270)
Accounts payable	13,789	204,198
Accrued liabilities	(268,721)	(417,797)
Net cash provided by operating activities	1,014,460	155,724
Cash Flows From Investing Activities
Proceeds received on notes receivable	24,176	53,892
Proceeds from sale of assets	65,240	—
Purchases of property and equipment	(66,684)	(56,446)
Increase in other assets	(9,162)	(14,166)
Net cash provided by (used in) investing activities	13,570	(16,720)
Cash Flows From Financing Activities
Payments on long-term debt	(300,523)	(314,160)
Proceeds from line of credit	—	100,000
Payments on line of credit	—	(100,000)
Costs of stock split	—	(9,091)
Reduction of loan to officer	—	39,999
Proceeds from exercise of stock options	114,886	102,014
Net cash used in financing activities	(185,637)	(181,238)
Net Increase (Decrease) in Cash and Cash Equivalents	842,393	(42,234)
Cash and Cash Equivalents, Beginning of Period	1,282,972	165,472
Cash and Cash Equivalents, End of Period	$2,125,365	$123,238

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and provides the required pro forma disclosures prescribed by SFAS 123 and SFAS 148.

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the quarters ended May 31, 2003 or 2002. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three months ending May 31 (in 000’s except per share amounts):

	2003	2002

Net Income — as reported	$381	$459
Total stock-based compensation expense determined under fair value based method, net of tax	18	23
Net Income — pro forma	363	436
Basic Earnings per Share-as reported	.15	.18
Diluted Earnings per Share-as reported	.14	.17
Basic Earnings per Share-pro forma	.14	.18
Diluted Earnings per Share-pro forma	.14	.16

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2003 and 2002, 141,997 and 13,333 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	May 31, 2003	February 28, 2003

Ingredients and supplies	$1,573,271	$1,583,631
Finished candy	1,238,299	1,478,504
	$2,811,570	$3,062,135

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	May 31, 2003	February 28, 2003

Land	$513,618	$513,618
Building	3,846,376	3,838,936
Machinery and equipment	6,795,636	6,746,190
Furniture and fixtures	658,145	658,145
Leasehold improvements	494,959	489,405
Transportation equipment	180,723	180,723
	12,489,457	12,427,017
Less accumulated depreciation	6,984,868	6,808,778
Property and equipment, net	$5,504,589	$5,618,239

NOTE 5 — STOCKHOLDERS’ EQUITY

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

NOTE 5 — STOCKHOLDERS’ EQUITY — (continued)

Stock Repurchases

On May 15, 1998, the Company purchased 448,000 shares and certain of its directors and executive officers purchased 138,667 shares of the Company’s issued and outstanding common stock at $3.8625 per share from La Salle National Bank of Chicago, Illinois, which obtained these shares through foreclosure from certain shareholders unrelated to any transactions of the Company. The Company loaned certain officers and directors the funds to acquire 53,333 of the 138,667 shares purchased by them. The loans were secured by the related shares, with interest payable annually at 7.5% and were due May 15, 2003. The last of these loans was paid in full in May, 2002.

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,

	2003	2002

Cash paid (received) for:
Interest	$42,945	$4,803
Income taxes	(289,685)	146,351

NOTE 7 — OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company’s retail stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. These stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2003. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended
May 31, 2003	Franchising	Manufacturing	Other	Total

Total revenues	1,356,039	2,756,516	—	4,112,555
Intersegment revenues	—	(185,756)	—	(185,756)
Revenue from external customers	1,356,039	2,570,760	—	3,926,799
Segment profit (loss) before income taxes	469,815	644,102	(501,160)	612,757
Total assets	2,260,508	8,125,758	5,638,548	16,024,814
Capital expenditures	20,244	51,502	(5,062)	66,684
Total depreciation & amortization	54,459	98,777	47,736	200,972
Three Months Ended May 31, 2002
Total revenues	1,343,287	2,810,220	—	4,153,507
Intersegment revenues	—	(181,168)	—	(181,168)
Revenue from external customers	1,343,287	2,629,052	—	3,972,339
Segment profit (loss) before income taxes	437,635	836,472	(535,475)	738,632
Total assets	1,932,580	9,619,966	5,307,435	16,859,981
Capital expenditures	32,739	11,000	12,707	56,446
Total depreciation & amortization	50,631	106,215	49,200	206,046

NOTE 8 — ASSET SALES AND FORECLOSURES

At May 31, 2003, the Company had approximately $1,115,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.5% to 12.5%. The notes mature through October 2006 and are secured by the assets financed.

During fiscal 2002 the Company adjusted the repayment schedule of the notes from a single franchisee to correspond to the franchisee’s store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $243,750 of the notes receivable. During fiscal 2003 the Company financed $230,000 for an additional store for the franchisee. During the third quarter of fiscal 2003 the Company recorded an additional $1,667,000 provision for potential loss on accounts and notes receivable and foreclosure costs related to the insolvency of this franchisee. In December 2002, the Company foreclosed on four of the stores previously operated by the franchisee and plans to operate one such retail outlet as a Company-owned store and sell three stores to other franchisees. At May 31, 2003 the Company has no balance recorded for notes receivable from this franchisee.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets consist of the following:

		May 31, 2003		February 28, 2003

		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization

Intangible assets subject to amortization
Store design	10 Years	$200,054	$27,892	$189,640	$23,034
Packaging licenses	3-5 Years	95,831	64,500	95,831	61,670
Packaging design	10 Years	403,238	57,275	403,238	46,838
Total		699,123	149,667	688,709	131,542
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,182,083	336,847	1,182,083	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,772,083	732,211	1,772,083	732,211
Total intangible assets		$2,471,206	$881,878	$2,460,792	$863,753

Amortization expense related to intangible assets totaled $18,126 and $21,131 during the three months ended May 31, 2003 and 2002. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2003 is as follows:

Remainder of fiscal 2004	$54,400
2005	71,400
2006	71,400
2007	60,200
2008	60,000
Thereafter	232,056
Total	$549,456

NOTE 10 — ASSETS HELD FOR SALE

Assets held for sale consist of three fully operational stores and individual items of equipment, furniture and fixtures that were acquired in partial satisfaction of certain notes receivable from a franchisee. The notes were originally extended as part of store sales and construction financing of additional stores for the franchisee (Note 8). Management expects to dispose of the operating stores and other acquired assets to either existing franchisees who plan to upgrade or expand their operations or to prospective franchisees. These assets are included in “Other” for segment reporting.

Revenues for these stores totaled $164,221 and net income, before taxes, totaled $19,684 for the quarter ended May 31, 2003.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied in this Quarterly Report on Form 10-Q. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers.

The Company’s ability to successfully achieve expansion of its Rocky Mountain Chocolate Factory franchise system depends on many factors not within the Company’s control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to its product introductions and promotional programs.

Results of Operations

Three Months Ended May 31, 2003 Compared to the Three Months Ended May 31, 2002

Net income was approximately $381,100 for the three months ended May 31, 2003, or $.15 per basic share, versus $459,400, or $.18 per basic share, for the three months ended May 31, 2002.

Revenues

	Three Months Ended
	May 31,			%
($'s in thousands)	2003	2002	Change	Change

Factory sales	$2,570.8	$2,629.1	(58.3)	(2.2%)
Retail sales	396.6	321.7	74.9	23.3%
Franchise fees	146.9	156.0	(9.1)	(5.8%)
Royalty and Marketing fees	812.5	865.5	(53.0)	(6.1%)
Total	$3,926.8	$3,972.3	(45.5)	(1.1%)

Factory Sales

Factory sales decreased $58,000, or 2.2%, to $2.57 million in the first quarter of fiscal 2004, compared to $2.63 million in the first quarter of fiscal 2003. This decrease was due primarily to a decrease in same store pounds purchased from the factory by franchised stores of 4.4% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decline in same store pounds purchased from the factory appears to be caused by a shift in sales mix by franchisees toward store-made products and away from factory-made products. It is difficult to know the cause or causes of this decline and many factors may be involved. The Company believes that retail over-pricing of factory product and large price increases at retail of factory-made product in a weak retail environment also contribute to this shift in sales mix. The Company is continuing to evaluate this issue and ways to reverse the trend.

Retail Sales

Retail sales increased $75,000, or 23.3%, to $397,000 in the first quarter of fiscal 2004, compared to $322,000 in the first quarter of fiscal 2003. This increase resulted primarily from an increase in the average number of stores in operation in the first quarter of fiscal 2004 (5) versus the same period last year (4). Three additional stores are classified as Assets Held For Sale.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $53,000, or 6.1%, to $812,000 in the first quarter of fiscal 2004, compared to $865,000 in the first quarter of fiscal 2003. This decrease resulted from a decrease in same store sales at franchised stores of approximately 4.6%. The Company believes that the decline is due to continued softness in retail sales caused by an uncertain economic environment. Franchise fee revenues decreased in the first quarter of fiscal 2004 due to a decrease in the number of franchises sold in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 64.9% in the first quarter of fiscal 2004 from 58.9% in the first quarter of fiscal 2003. The increase resulted from a decrease in factory margins. The decrease in factory margin, from 38.7% in fiscal 2003 to 30.9% in fiscal 2004, is due primarily to production inefficiencies in the first quarter of fiscal 2004 as the Company continued to aggressively reduce inventory levels. The Company manufactured approximately 48% as much product in the first quarter of fiscal 2004 as was manufactured in the first quarter of fiscal 2003. The Company expects full year factory margins to be comparable to fiscal 2003 full year margins. Improvement of Company-owned store margin from 61.4% in fiscal 2003 to 62.3% in fiscal 2004 is due to changes in mix of product sold.

Franchise Costs

Franchise costs decreased 15.4% from $292,000 in the first quarter of fiscal 2003 to $247,000 in the first quarter of fiscal 2004. The decrease is due to a planned reduction in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.7% in the first quarter of fiscal 2004 from 28.6% in the first quarter of fiscal 2003. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise costs.

Sales and Marketing

Sales and marketing decreased 19.1% to $254,000 in the first quarter of fiscal 2004 from $314,000 in the first quarter of fiscal 2003. The decrease is due primarily to decreased personnel costs as well as more focused and efficient marketing programs.

General and Administrative

General and administrative expenses decreased 8.0% to $430,000 in the first quarter of fiscal 2004 from $468,000 in the first quarter of fiscal 2003. The decrease is primarily due to decreased personnel costs. As a percentage of total revenues, general and administrative expenses decreased to 11.0% in fiscal 2004 compared to 11.8% in fiscal 2003. This decrease, as a percentage of total revenues, resulted from the decrease in general and administrative costs relative to the 1.1% decline in total revenues.

Retail Operating Expenses

Retail operating expenses increased from $199,000 in the first quarter of fiscal 2003 to $236,000 in the first quarter of fiscal 2004, an increase of 18.8%. This increase was due primarily to an increase in the average number of stores in operation during the first quarter of fiscal 2004 (5) versus the first quarter of fiscal 2003 (4). Retail operating expenses, as a percentage of retail sales, decreased from 61.7% in the first quarter of fiscal 2003 to 59.5% in the first quarter of fiscal 2004 due to a change in mix of stores in operation.

Depreciation and Amortization

Depreciation and amortization of $201,000 in the first quarter of fiscal 2004 approximated the $206,000 incurred in the first quarter of fiscal 2003.

Other Expense, Net

Other expense, net of $20,000 incurred in the first quarter of fiscal 2004 represents a 9.2% increase from the $18,000 incurred in the first quarter of fiscal 2003, due primarily to lower interest income on lower average outstanding amounts of notes receivable. The Company also incurred lower interest expense on lower average outstanding balances of long-term debt.

Income Tax Expense

The Company’s effective income tax rate in the first quarter of fiscal 2004 was 37.8% which is the same rate as the first quarter of fiscal 2003.

Liquidity and Capital Resources

As of May 31, 2003 working capital was $5.2 million, compared with $4.8 million as of February 28, 2003, an increase of $400,000. The increase in working capital was primarily due to operating results.

Cash and cash equivalent balances increased from $1.3 million of February 28, 2003 to $2.1 million as of May 31, 2003 as a result of cash flows provided by operating and investing activities in excess of cash flows used in financing activities. The Company’s current ratio was 2.99 to 1 at May 31, 2003 in comparison with 2.66 to 1 at February 28, 2003. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company’s long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of May 31, 2003 of $1.9 million), and chattel mortgage notes (unpaid balance as of May 31, 2003 of $2.1 million) used to improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million ($2.5 million available as of May 31, 2003) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July 2003.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2004.

Impact of Inflation

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company’s operations. Most of the Company’s leases provide for cost-of-living adjustments and require the Company to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company’s future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

As of May 31, 2003, all of the Company’s long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of May 31, 2003, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
A Current Report on Form 8-K was furnished to the SEC on May 8, 2003 disclosing Item 12 information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 11, 2003	/s/ Bryan J. Merryman Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Certifications:

I, Franklin E. Crail, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rocky Mountain Chocolate Factory, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Date: July 11, 2003	/s/ Franklin E. Crail
Franklin E. Crail, President, Chief Executive Officer and Chairman of the Board of Directors

Certifications:

I, Bryan J. Merryman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rocky Mountain Chocolate Factory, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Date: July 11, 2003	/s/ Bryan J. Merryman Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Current form of Franchise Agreement used by the Registrant.

99.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

99.2	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer