Form 10-Q
period 2003-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2003-10-10
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act). Yes ☐ No ☒.

On September 30, 2003 the registrant had outstanding 2,536,922 shares of its common stock, $.03 par value.

The exhibit index is located on page 18.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Revenues
Sales	$4,310,622	$3,976,609	$7,278,005	$6,927,411
Franchise and royalty fees	1,160,631	1,089,751	2,120,047	2,111,288
Total revenues	5,471,253	5,066,360	9,398,052	9,038,699
Costs and Expenses
Cost of sales	2,657,541	2,499,463	4,583,373	4,236,405
Franchise costs	251,629	306,852	498,545	598,883
Sales and marketing	252,085	323,159	505,969	636,972
General and administrative	510,966	498,127	941,439	966,099
Retail operating	463,495	213,997	699,470	412,597
Depreciation and amortization	227,069	205,939	428,041	411,985
Total costs and expenses	4,362,785	4,047,537	7,656,837	7,262,941
Income from Operations	1,108,468	1,018,823	1,741,215	1,775,758
Other Income (Expense)
Interest expense	(38,503)	(88,140)	(81,832)	(173,688)
Interest income	22,915	59,412	46,254	126,657
Other, net	(15,588)	(28,728)	(35,578)	(47,031)
Income Before Income Taxes	1,092,880	990,095	1,705,637	1,728,727
Provision for Income Taxes	413,110	374,255	644,730	653,460
Net Income	$679,770	$615,840	$1,060,907	$1,075,267
Basic Earnings per Common Share	$.27	$.25	$.42	$.43
Diluted Earnings per Common Share	$.25	$.23	$.39	$.39
Weighted Average Common Shares Outstanding	2,529,833	2,498,699	2,521,674	2,491,693
Dilutive Effect of Employee Stock Options	184,291	207,378	168,302	245,601
Weighted Average Common Shares Outstanding, Assuming Dilution	2,714,124	2,706,077	2,689,976	2,737,294

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	August 31,	February 28,
	2003	2003
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$2,774,411	$1,282,972
Accounts receivable, less allowance for doubtful accounts of $81,082 and $65,117, respectively	2,478,721	2,021,391
Notes receivable	328,000	288,100
Refundable income taxes	46,071	548,490
Inventories	2,497,742	3,062,135
Deferred income taxes	174,616	174,616
Other	360,165	276,002
Total current assets	8,659,726	7,653,706
Property and Equipment, Net	5,485,112	5,618,239
Other Assets
Notes receivable, less valuation allowance of $49,446	708,729	801,309
Goodwill, net	1,133,751	1,039,872
Intangible assets, net	529,766	557,167
Assets held for sale	44,898	373,525
Other	31,540	40,428
Total other assets	2,448,684	2,812,301
Total assets	$16,593,522	$16,084,246
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,229,000	$1,218,400
Accounts payable	627,199	612,770
Accrued salaries and wages	256,531	678,223
Other accrued expenses	687,240	363,192
Dividend payable	189,969	—
Total current liabilities	2,989,939	2,872,585
Long-Term Debt, Less Current Maturities	2,457,093	3,072,798
Deferred Gain on Sale of Assets	14,066	15,657
Deferred Income Taxes	232,215	232,215
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value, 7,250,000 shares authorized, 2,532,922 and 2,500,123 issued and outstanding	75,988	75,004
Additional paid-in capital	2,858,729	2,721,433
Retained earnings	7,965,492	7,094,554
Total stockholders’ equity	10,900,209	9,890,991
Total liabilities and stockholders’ equity	$16,593,522	$16,084,246

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2003	2002
Cash Flows From Operating activities
Net income	$1,060,907	$1,075,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	428,041	411,985
Provision for doubtful accounts	50,000	50,000
Gain on sale of property and equipment	(1,252)	(87)
Changes in operating assets and liabilities:
Accounts receivable	(507,330)	(209,392)
Refundable income taxes	502,419	—
Inventories	564,393	(764,890)
Other current assets	(84,163)	(169,052)
Accounts payable	14,429	251,273
Accrued liabilities	(97,644)	(368,837)
Net cash provided by operating activities	1,929,800	276,267
Cash Flows From Investing Activities
Proceeds received on notes receivable	105,042	—
Addition to notes receivable	(52,362)	(210,504)
Proceeds from sale of assets	75,327	960
Purchases of property and equipment	(90,238)	(154,326)
Increase in other assets	(9,305)	(71,422)
Net cash provided by (used in) investing activities	28,464	(435,292)
Cash Flows From Financing Activities
Payments on long-term debt	(605,105)	(601,870)
Proceeds from line of credit	—	1,900,000
Payments on line of credit	—	(1,340,000)
Costs of stock split	—	(14,010)
Reduction of loan from officer	—	39,999
Proceeds from exercise of stock options	138,280	117,516
Net cash (used in) provided by financing activities	(466,825)	101,635
Net Increase (Decrease) in Cash and Cash Equivalents	1,491,439	(57,390)
Cash and Cash Equivalents, Beginning of Period	1,282,972	165,472
Cash and Cash Equivalents, End of Period	$2,774,411	$108,082

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the quarters ended August 31, 2003 or 2002. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the six months ending August 31,(in 000’s except per share amounts):

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED

Stock-Based Compensation — Continued

	Three Months ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Net Income — as reported	$680	$616	$1,061	$1,075
Total stock-based compensation expense determined under fair value based method, net of tax	18	24	37	48
Net Income — pro forma	662	592	1,024	1,027
Basic Earnings per Share — as reported	.27	.25	.42	.43
Diluted Earnings per Share — as reported	.25	.23	.39	.39
Basic Earnings per Share — pro forma	.26	.24	.41	.41
Diluted Earnings per Share — pro forma	.24	.22	.38	.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2004	2003
Expected dividend yield	3.75%	0%
Expected stock price volatility	30%	40%
Risk-free interest rate	2.4%	4.3%
Expected life of options	5 years	5 years

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended August 31, 2003 and 2002, 86,998 and 35,666 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2003 and 2002, 114,498 and 24,500 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	August 31, 2003	February 28, 2003
Ingredients and supplies	$1,415,500	$1,583,631
Finished candy	1,082,242	1,478,504
	$2,497,742	$3,062,135

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2003	February 28, 2003
Land	$513,618	$513,618
Building	3,846,394	3,838,936
Machinery and equipment	6,962,138	6,746,190
Furniture and fixtures	826,774	658,145
Leasehold improvements	644,527	489,405
Transportation equipment	180,723	180,723
	12,974,174	12,427,017
Less accumulated depreciation	7,489,062	6,808,778
Property and equipment, net	$5,485,112	$5,618,239

NOTE 5 — STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid an initial quarterly cash dividend of $0.075 per common share on September 16, 2003 to shareholders of record on September 2, 2003. The Board of Directors also announced, on September 26, 2003, their intent to declare dividends per common share of $0.08125 in October and $0.0875 in January and ensuing quarters.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2003	2002
Cash paid (received) for:
Interest	$81,563	$173,191
Income taxes	(208,635)	671,730
Non-Cash Financing Activities
Company financed sales of retail store Assets	$—	$230,317

NOTE 7 — OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company’s retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating and training methods and merchandising techniques. Three operational stores previously classified as held for sale were reclassified as assets held and used when management’s intentions changed. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2003. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended
August 31, 2003	Franchising	Manufacturing	Other	Total
Total revenues	$2,066,048	$3,693,068	$—	$5,759,116
Intersegment revenues	—	(287,863)	—	(287,863)
Revenue from external customers	2,066,048	3,405,205	—	5,471,253
Segment profit (loss)	763,317	905,443	(575,880)	1,092,880
Total assets	2,501,641	8,302,240	5,789,641	16,593,522
Capital expenditures	2,003	2,537	19,014	23,554
Total depreciation & amortization	79,846	99,487	47,736	227,069

NOTE 7 — OPERATING SEGMENTS — CONTINUED

Three Months Ended
August 31, 2003
Total revenues	$1,476,774	$3,805,268	$—	$5,282,042
Intersegment revenues	—	(215,682)	—	(215,682)
Revenue from external customers	1,476,774	3,589,586	—	5,066,360
Segment profit (loss)	516,979	1,049,171	(576,055)	990,095
Total assets	2,018,023	10,500,869	5,335,837	17,854,729
Capital expenditures	8,832	84,114	4,934	97,880
Total depreciation & amortization	50,631	106,108	49,200	205,939

Six Months Ended
August 31, 2003	Franchising	Manufacturing	Other	Total
Total revenues	$3,422,087	$6,449,584	$—	$9,871,671
Intersegment revenues	—	(473,619)	—	(473,619)
Revenue from external customers	3,422,087	5,975,965	—	9,398,052
Segment profit (loss)	1,233,133	1,549,544	(1,077,040)	1,705,637
Total assets	2,501,641	8,302,240	5,789,641	16,593,522
Capital expenditures	22,247	54,039	13,952	90,238
Total depreciation & amortization	134,305	198,264	95,472	428,041
Six Months Ended August 31, 2002
Total revenues	$2,820,061	$6,615,488	$—	$9,435,549
Intersegment revenues	—	(396,850)	—	(396,850)
Revenue from external customers	2,820,061	6,218,638	—	9,038,699
Segment profit (loss)	954,614	1,885,643	(1,111,530)	1,728,727
Total assets	2,018,023	10,500,869	5,335,837	17,854,729
Capital expenditures	41,571	95,114	17,641	154,326
Total depreciation & amortization	101,263	212,322	98,400	411,985

NOTE 8 — ASSET SALES AND FORECLOSURES

At August 31, 2003, the Company had approximately $1,086,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.5% to 12.5%. The notes mature through October 2006 and are secured by the assets financed.

During fiscal 2002 the Company adjusted the repayment schedule of the notes from a single franchisee to correspond to the franchisee’s store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $243,750 of the notes receivable. During fiscal 2003 the Company financed $230,000 for an additional store for the franchisee. During the third quarter of fiscal 2003 the Company recorded an additional $1,667,000 provision for potential loss on accounts and notes receivable and foreclosure costs related to the insolvency of this franchisee. In December 2002, the Company foreclosed on four of the stores previously operated by the franchisee and plans to operate these retail outlets as Company-owned stores. At August 31, 2003 the Company has no balance recorded for notes receivable from this franchisee.

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

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS — CONTINUED

Intangible assets consist of the following:

		August 31, 2003		February 28, 2003
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$200,054	$33,271	$189,640	$23,034
Packaging licenses	3-5 Years	95,831	68,373	95,831	61,670
Packaging design	10 Years	403,238	67,713	403,238	46,838
Total		699,123	169,357	688,709	131,542
Intangible assets not subject to amortization Franchising segment-
Company stores goodwill		1,275,962	336,847	1,182,083	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,772,083	732,211
Total intangible assets		$2,565,085	$901,568	$2,460,792	$863,753

Amortization expense related to intangible assets totaled $37,815 and $42,262 during the six months ended August 31, 2003 and 2002, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2003 is as follows:

Remainder of fiscal 2004	$36,600
2005	72,100
2006	72,100
2007	61,100
2008	61,100
Thereafter	226,766
Total	$529,766

NOTE 10 — ASSETS HELD FOR SALE

Assets held for sale consist of individual items of equipment, furniture and fixtures that were acquired in partial satisfaction of certain notes receivable from a franchisee. The notes were originally extended as part of store sales and construction financing of additional stores for the franchisee (Note 8). Management expects to dispose of the acquired assets to either existing franchisees who plan to upgrade or expand their operations or to prospective franchisees. These assets are included in “Other” for segment reporting. Three operational stores previously classified as held for sale were reclassified as assets held and used when management’s intentions changed.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. As of June 30, 2003, the Company does not have any instruments that meet the scope and definition outlined in SFAS 150, and therefore does not believe that the implementation of this statement will have a material effect on its financial position, results of operations or cash flows.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS — CONTINUED

In June 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and, if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. It applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, with limited exceptions. It is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the implementation of this statement will have a material effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied in this Quarterly Report on Form 10-Q. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers.

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

Results of Operations

Three Months Ended August 31, 2003 Compared to the Three Months Ended August 31, 2002

Net income was $680,000 for the three months ended August 31, 2003, or $.27 per basic share, versus $616,000, or $.25 per basic share, for the three months ended August 31, 2002.

	Three Months Ended
	August 31,			%
($'s in thousands)	2003	2002	Change	Change
Factory sales	$3,405.2	$3,589.5	$(184.3)	(5.1%)
Retail sales	905.4	387.1	518.3	133.9%
Franchise fees	162.9	80.5	82.4	102.4%
Royalty and Marketing fees	997.8	1,009.3	(11.5)	(1.1%)
Total	$5,471.3	$5,066.4	$404.9	8.0%

Factory Sales

Factory sales decreased $184,000 or 5.1%, to $3.4 million in the second quarter of fiscal 2004, compared to $3.6 million in the second quarter of fiscal 2003. The decrease in factory sales was due primarily to a decrease of 12.6% in same store pounds purchased by the franchise system. This decrease was partially offset by an increase of 4.7% in factory sales to customers outside the Company’s system of franchised retail stores.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to its product introductions and promotional programs.

Retail Sales

Retail sales increased $518,000 or 133.9% to $905,000 in the second quarter of fiscal 2004 compared to $387,000 in the second quarter of fiscal 2003. This increase resulted primarily from an increase in the number of stores in operation in the second quarter of fiscal 2004 (8) versus the same period last year (4).

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $11,500, or 1.1%, to $998,000 in the second quarter of fiscal 2004, compared to $1.0 million in the second quarter of fiscal 2003. This decrease resulted from a decline in the average number of franchised stores in operation in the second quarter of fiscal 2004 versus the same period last year. Same store sales were down at franchised stores by 2.2%. Franchise fee revenues increased in the second quarter of fiscal 2004 due to an increase in the number of franchises sold versus the second quarter of fiscal 2003.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales decreased to 61.7% in the second quarter of fiscal 2004 from 62.9% in the second quarter of fiscal 2003. The decrease resulted from increased retail sales, which generate higher margins than factory sales, offset by a decrease in factory margins. The decrease in factory margin, from 34.3% in fiscal 2003 to 31.0% in fiscal 2004, is due primarily to production inefficiencies as the Company continued to aggressively reduce inventory levels. The Company expects fiscal 2004 full year factory margins to be comparable to fiscal 2003. Improvement of Company-owned store margin from 63.4% in fiscal 2003 to 66.0% in fiscal 2004 is due to changes in mix of product sold.

Franchise Costs

Franchise costs decreased 18.0% from $307,000 in the second quarter of fiscal 2003 to $252,000 in the second quarter of fiscal 2004. The decrease is due primarily to a planned reduction in personnel costs and related expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 21.7% in the second quarter of fiscal 2004 from 28.2% in the second quarter of fiscal 2003. This decrease as a percentage of royalty, marketing and franchise fees is the combined result of decreased franchise costs and increased revenue.

Sales and Marketing

Sales and marketing expenses decreased 22.0% to $252,000 in the second quarter of fiscal 2004 from $323,000 in the second quarter of fiscal 2003. The decrease is due primarily to decreased personnel costs as well as more focused and efficient marketing programs.

General and Administrative

General and administrative expenses increased 2.6% to $511,000 in the second quarter of fiscal 2004 from $498,000 in the second quarter of fiscal 2003 primarily due to increased professional fees and insurance costs which were offset by a planned decrease in personnel costs. As a percentage of total revenues, general and administrative expenses decreased to 9.3% in fiscal 2004 compared to 9.8% in fiscal 2003.

Retail Operating Expenses

Retail operating expenses increased 116.6% from $214,000 in the second quarter of fiscal 2003 to $463,000 in the second quarter of fiscal 2004. This increase was due primarily to an increase in the average number of stores in operation during the second quarter of fiscal 2004 versus the second quarter of fiscal 2003. Retail operating expenses, as a percentage of retail sales, decreased from 55.3% in the second quarter of fiscal 2003 to 51.2% in the second quarter of fiscal 2004 due to more efficient operations.

Depreciation and Amortization

Depreciation and amortization of $227,000 in the second quarter of fiscal 2004 increased 10.3% from $206,000 incurred in the second quarter of fiscal 2003 due primarily to the increase in the average number of Company-owned retail stores in operation.

Other Expense, Net

Other expense, net of $16,000 incurred in the second quarter of fiscal 2004 represents a 45.7% decrease from the $29,000 incurred in the second quarter of fiscal 2003, due primarily to lower interest expense on lower average outstanding balances of long-term debt partially offset by lower interest income on lower average outstanding amounts of notes receivable.

Income Tax Expense

The Company’s effective income tax rate in the second quarter of fiscal 2004 was 37.8%, which is approximately the same rate as the second quarter of fiscal 2003.

Six Months Ended August 31, 2003 Compared to the Six Months Ended August 31, 2002

Net income was $1,061,000 for the six months ended August 31, 2003, or $.42 per basic share, versus $1,075,000, or $.43 per basic share, for the six months ended August 31, 2002.

Revenues

	Six Months Ended
	August 31,			%
($'s in thousands)	2003	2002	Change	Change
Factory sales	$5,976.0	$6,218.6	(242.6)	(3.9%)
Retail sales	1,302.0	708.8	593.2	83.7%
Franchise fees	309.8	236.5	73.3	31.0%
Royalty and marketing fees	1,810.3	1,874.8	(64.5)	(3.4%)
Total	$9,398.1	$9,038.7	359.4	4.0%

Factory Sales

Factory sales decreased $243,000, or 3.9%, to $6.0 million in the first six months of fiscal 2004, compared to $6.2 million in the first six months of fiscal 2003. The decrease in factory sales was due to a decrease of 9.1% in same store pounds purchased by the franchise system.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to its product introductions and promotional programs.

Retail Sales

Retail sales increased $593,000, or 83.7%, to $1.3 million in the first six months of fiscal 2004 compared to $709,000 in the first six months of fiscal 2003. This increase resulted primarily from an increase in the average number of stores in operation in the first six months of fiscal 2004 versus the same period last year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees decreased $64,500, or 3.4% to $1.8 million in the first six months of fiscal 2004, compared to $1.9 million in the first six months of fiscal 2003. This decrease resulted from a decline in same store sales at franchised stores of approximately 4.2%. Franchise fee revenues increased in the first six months of fiscal 2004 due to an increase in the number of franchises sold versus the first six months of fiscal 2003.

Costs and Expenses

Cost of Sales

Cost of sales as a percentage of sales increased to 63.0% in the first six months of fiscal 2004 from 61.2% in the first six months of fiscal 2003. The increase resulted from a decrease in factory margins. The decrease in factory margins, from 36.1% in fiscal 2003 to 31.0% in fiscal 2004, is due primarily to production inefficiencies in the first six months of fiscal 2004 as the Company continued to aggressively reduce inventory levels. The Company manufactured 77% as much product in the first six months of fiscal 2004 as was manufactured in the first six months of fiscal 2003. The Company expects fiscal 2004 full year factory margins to be comparable to fiscal 2003. Improvement of Company-owned store margin from 62.5% in fiscal 2003 to 64.9% in fiscal 2004 is due to changes in mix of product sold.

Franchise Costs

Franchise costs decreased 16.8% from $599,000 in the first six months of fiscal 2003 to 499,000 in the first six months of fiscal 2004. The decrease is due primarily to a planned reduction in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.5% in the first six months of fiscal 2004 from 28.4% in the first six months of fiscal 2003. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise costs.

Sales and Marketing

Sales and marketing expenses decreased 20.6% to $506,000 in the first six months of fiscal 2004 from $637,000 in the first six months of fiscal 2003. The decrease is due primarily to decreased personnel costs as well as more focused and efficient marketing programs.

General and Administrative

General and administrative expenses decreased 2.6% to $941,000 in the first six months of fiscal 2004 from $966,000 in the first six months of fiscal 2003. The decrease is due primarily to a planned decrease in personnel costs offset by increased professional fees and insurance costs. As a percentage of total revenues, general and administrative expenses decreased to 10.0% in fiscal 2004 compared to 10.7% in fiscal 2003. This decrease, as a percentage of total revenues, resulted from decreased general and administrative costs and a 4.0% increase in total revenues.

Retail Operating Expenses

Retail operating expenses increased from $413,000 in the first six months of fiscal 2003 to $699,000 in the first six months of fiscal 2004, representing an increase of 69.5%. This increase was due primarily to an increase in the average number of stores in operation during the first six months of fiscal 2004 (8) versus the first six months of fiscal 2003 (4). Retail operating expenses, as a percentage of retail sales, decreased from 58.2% in the first six months of fiscal 2003 to 53.7% in the first six months of fiscal 2004 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization of $428,000 in the first six months of fiscal 2004 increased 3.9% from $412,000 incurred in the first six months of fiscal 2003 due primarily to the increase in the average number of Company-owned retail stores in operation.

Other Expense, Net

Other expense, net of $36,000 incurred in the first six months of fiscal 2004 represents a 24.4% decrease from the $47,000 incurred in the first six months of fiscal 2003, due primarily to lower interest expense on lower average outstanding balances of long-term debt partially offset by lower interest income on lower average outstanding amounts of notes receivable.

Income Tax Expense

The Company’s effective income tax rate in the first six months of fiscal 2004 was 37.8% which is the same rate as the first six months of fiscal 2003.

Liquidity and Capital Resources

As of August 31, 2003, working capital was $5.7 million, compared with $4.8 million as of February 28, 2003, an increase of $900,000. The increase in working capital was primarily due to operating results.

Cash and cash equivalent balances increased from $1.3 million as of February 28, 2003 to $2.8 million as of August 31, 2003 as a result of cash flows provided by operating and investing activities in excess of cash flows used by financing activities. The Company’s current ratio was 2.90 to 1 at August 31, 2003 in comparison with 2.66 to 1 at February 28, 2003. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company’s long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of August 31, 2003 of $1.9 million), and chattel mortgage notes (unpaid balance as of August 31, 2003 of $1.8 million) used to improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million ($2.5 million available as of August 31, 2003) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2004.

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

As of August 31, 2003, all of the Company’s long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of August 31, 2003, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on July 18, 2003.

The matter voted on by the stockholders was the election of Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle as directors of the Company. No nominee received less than 83.8% of the shares voted.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

B. Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on July 2, 2003 disclosing Item 12 and Item 7 information.

A Current Report on Form 8-K was furnished to the SEC on October 2, 2003 disclosing Item 12 and Item 7 information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: October 10, 2003	/s/ Bryan J. Merryman Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer