Form 10-Q
period 2003-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2004-01-14
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act). Yes [   ] No [X].

On December 31, 2003 the registrant had outstanding 2,525,954 shares of its common stock, $.03 par value.

The exhibit index is located on page 18.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Revenues
Sales	$4,731,950	$4,694,651	$12,009,955	$11,622,062
Franchise and royalty fees	1,069,108	937,926	3,189,155	3,049,214
Total revenues	5,801,058	5,632,577	15,199,110	14,671,276
Costs and Expenses
Cost of sales	2,940,246	3,188,885	7,523,619	7,425,290
Franchise costs	309,639	324,991	808,184	923,874
Sales and marketing	325,394	348,567	831,363	985,539
General and administrative	685,875	426,151	1,627,314	1,392,250
Retail operating	337,179	171,989	1,036,649	584,586
Depreciation and amortization	177,520	201,458	605,561	613,443
Provision for loss on accounts and notes receivable and related foreclosure costs	—	1,666,524	—	1,666,524
Total costs and expenses	4,775,853	6,328,565	12,432,690	13,591,506
Income (Loss) from Operations	1,025,205	(695,988)	2,766,420	1,079,770
Other Income (Expense)
Interest expense	(34,067)	(81,427)	(115,899)	(255,115)
Interest income	22,374	17,522	68,628	144,179
Other, net	(11,693)	(63,905)	(47,271)	(110,936)
Income (Loss) Before Income Taxes	1,013,512	(759,893)	2,719,149	968,834
Income Tax Provision (Benefit)	383,110	(287,240)	1,027,840	366,220
Net Income (Loss)	$630,402	$(472,653)	$1,691,309	$602,614
Basic Earnings per Common Share	$.25	$(.19)	$.67	$.24
Diluted Earnings per Common Share	$.23	$(.19)	$.62	$.22
Weighted Average Common Shares Outstanding	2,532,105	2,498,790	2,525,126	2,494,041
Dilutive Effect of Stock Options	223,250	—	186,646	225,722
Weighted Average Common Shares Outstanding, Assuming Dilution	2,755,355	2,498,790	2,711,772	2,719,763

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	November 30,	February 28,
	2003	2003
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,016,798	$1,282,972
Accounts receivable, less allowance for doubtful accounts of $78,230 and $65,117, respectively	3,095,823	2,021,391
Notes receivable	340,500	288,100
Refundable income taxes	49,066	548,490
Inventories	2,287,789	3,062,135
Deferred income taxes	174,616	174,616
Other	331,770	276,002
Total current assets	9,296,362	7,653,706
Property and Equipment, Net	5,413,964	5,618,239
Other Assets
Notes receivable, less valuation allowance of $49,446	647,216	801,309
Goodwill, net	1,133,751	1,039,872
Intangible assets, net	511,465	557,167
Assets held for sale	39,474	373,525
Other	19,575	40,428
Total other assets	2,351,481	2,812,301
Total assets	$17,061,807	$16,084,246
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,161,000	$1,218,400
Accounts payable	632,439	612,770
Accrued salaries and wages	633,922	678,223
Other accrued expenses	404,807	378,849
Dividend payable	207,029	—
Total current liabilities	3,039,197	2,888,242
Long-Term Debt, Less Current Maturities	2,216,866	3,072,798
Deferred Income Taxes	722,265	232,215
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value, 7,250,000 shares authorized, 2,531,288 and 2,500,123 issued and outstanding, respectively	75,939	75,004
Additional paid-in capital	2,620,033	2,721,433
Retained earnings	8,387,507	7,094,554
Total stockholders’ equity	11,083,479	9,890,991
Total liabilities and stockholders’ equity	$17,061,807	$16,084,246

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30
	2003	2002
Cash Flows From Operating activities
Net income	$1,691,309	$602,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605,561	613,442
Provision for doubtful accounts	50,000	1,754,524
(Gain)loss on sale of property and equipment	82,787	(826)
Changes in operating assets and liabilities:
Accounts receivable	(1,124,432)	(567,473)
Refundable income taxes	499,424	(551,470)
Inventories	774,346	38,487
Other current assets	(55,768)	(82,116)
Accounts payable	19,669	69,954
Deferred income taxes	490,050	—
Accrued liabilities	(16,143)	(627,383)
Net cash provided by operating activities	3,016,803	1,249,753
Cash Flows From Investing Activities
Proceeds received on notes receivable	155,368	464,954
Addition to notes receivable	(53,675)	(815,111)
Proceeds from sale of assets	79,876	5,205
Purchases of property and equipment	(258,806)	(187,748)
Increase in other assets	(616)	(68,770)
Net cash used in investing activities	(77,853)	(601,470)
Cash Flows From Financing Activities
Payments on long-term debt	(913,332)	(893,134)
Proceeds from line of credit	—	3,185,000
Payments on line of credit	—	(3,185,000)
Repurchase of stock	(345,680)	—
Costs of stock split	—	(14,010)
Reduction of loan from officer	—	39,999
Proceeds from exercise of stock options	245,215	117,516
Dividends paid	(191,327)	—
Net cash used in financing activities	(1,205,124)	(749,629)
Net Increase (Decrease) in Cash and Cash Equivalents	1,733,826	(101,346)
Cash and Cash Equivalents, Beginning of Period	1,282,972	165,472
Cash and Cash Equivalents, End of Period	$3,016,798	$64,126

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the quarters ended November 30, 2003 or 2002. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the nine months ending November 30, (in 000’s except per share amounts):

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – CONTINUED

Stock-Based Compensation – Continued

	Three Months ended		Nine Months Ended
	November 30,		November 30,
	2003	2002	2003	2002
Net Income – as reported	$630	$(473)	$1,691	$603
Total stock-based compensation expense determined under fair value based method, net of tax	18	24	54	72
Net Income – pro forma	612	(497)	1,637	531
Basic Earnings per Share-as reported	.25	(.19)	.67	.24
Diluted Earnings per Share-as reported	.23	(.19)	.62	.22
Basic Earnings per Share-pro forma	.24	(.20)	.65	.21
Diluted Earnings per Share-pro forma	.22	(.20)	.61	.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2004	2003
Expected dividend yield	3.09%	0%
Expected stock price volatility	30%	40%
Risk-free interest rate	2.4%	4.3%
Expected life of options	5 years	5 years

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended November 30, 2003 and 2002, 13,333 and 456,356 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2003 and 2002, 81,021 and 43,967 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2003	February 28, 2003
Ingredients and supplies	$1,305,278	$1,583,631
Finished candy	982,511	1,478,504
	$2,287,789	$3,062,135

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2003	February 28, 2003
Land	$513,618	$513,618
Building	3,864,582	3,838,936
Machinery and equipment	6,895,484	6,746,190
Furniture and fixtures	637,523	658,145
Leasehold improvements	494,515	489,405
Transportation equipment	180,723	180,723
	12,586,445	12,427,017
Less accumulated depreciation	7,172,481	6,808,778
Property and equipment, net	$5,413,964	$5,618,239

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Split

On December 17, 2003 the Board of Directors approved a three-for-two stock split payable February 2, 2004 to shareholders of record at the close of business on January 20, 2004. Shareholders will receive one additional share of Common Stock for every two shares owned prior to the record date. Subsequent to the split there will be approximately 3.8 million shares outstanding.

Stock Repurchases

Between October 3, 2003 and November 21, 2003 the Company repurchased 30,300 Company shares at an average price of $11.41 per share. In December 2003 the Company repurchased 13,000 Company shares at an average price of $11.91 per share.

Cash Dividend

The Company paid an initial quarterly cash dividend of $0.075 per common share on September 16, 2003 to shareholders of record on September 2, 2003. The Company paid a quarterly cash dividend of $0.08125 per common share on December 16, 2003 to shareholders of record on December 2, 2003. The Board of Directors also announced, on September 26, 2003, their intent to declare dividends per common share of $0.0875 in February and ensuing quarters.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2003	2002
Cash paid for:
Interest	$116,017	$255,922
Income taxes	5,484	1,034,226
Non-Cash Financing Activities
Company financed sales of retail store Assets	$—	$230,317

NOTE 7 – OPERATING SEGMENTS

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

NOTE 7 – OPERATING SEGMENTS – CONTINUED

Three Months Ended
November 30, 2003	Franchising	Manufacturing	Other	Total
Total revenues	$1,601,476	$4,521,550	$—	$6,123,026
Intersegment revenues	—	(321,968)	—	(321,968)
Revenue from external customers	1,601,476	4,199,582	—	5,801,058
Segment profit (loss)	391,702	1,283,376	(661,566)	1,013,512
Total assets	2,549,349	8,670,236	5,842,222	17,061,807
Capital expenditures	103,976	52,801	11,791	168,568
Total depreciation & amortization	29,965	99,819	47,736	177,520

Three Months Ended
November 30, 2002
Total revenues	$1,138,984	$4,681,416	$—	$5,820,400
Intersegment revenues	—	(187,823)	—	(187,823)
Revenue from external customers	1,138,984	4,493,593	—	5,632,577
Segment profit (loss)	235,077	1,213,160	(2,208,130)	(759,893)
Total assets	1,881,340	9,527,538	4,565,109	15,973,987
Capital expenditures	2,789	1,763	28,870	33,422
Total depreciation & amortization	53,371	98,887	49,200	201,458

Nine Months Ended
November 30, 2003	Franchising	Manufacturing	Other	Total
Total revenues	$5,023,563	$10,971,134	$—	$15,994,697
Intersegment revenues	—	(795,587)	—	(795,587)
Revenue from external Customers	5,023,563	10,175,547	—	15,199,110
Segment profit (loss)	1,624,835	2,832,920	(1,738,606)	2,719,149
Total assets	2,549,349	8,670,236	5,842,222	17,061,807
Capital expenditures	126,223	106,840	25,743	258,806
Total depreciation & Amortization	164,270	298,083	143,208	605,561

Nine Months Ended
November 30, 2002
Total revenues	$3,959,045	$11,296,904	$—	$15,255,949
Intersegment revenues	—	(584,673)	—	(584,673)
Revenue from external Customers	3,959,045	10,712,231	—	14,671,276
Segment profit (loss)	1,189,691	3,098,803	(3,319,660)	968,834
Total assets	1,881,340	9,527,538	4,565,109	15,973,987
Capital expenditures	44,360	96,877	46,511	187,748
Total depreciation & Amortization	154,634	311,209	147,600	613,443

NOTE 8 – ASSET SALES AND FORECLOSURES

At November 30, 2003, the Company had approximately $1,037,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.5% to 12.5%. The notes mature through October 2006 and are secured by the assets financed.

During fiscal 2002 the Company adjusted the repayment schedule of the notes from a single franchisee to correspond to the franchisee’s store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $243,750 of the notes receivable. During fiscal 2003 the Company financed $230,000 for an additional store for the franchisee. During the third quarter of fiscal 2003 the Company recorded an additional $1,667,000 provision for potential loss on accounts and notes receivable and foreclosure costs related to the insolvency of this franchisee. In December 2002, the Company foreclosed on four of the stores previously operated by the franchisee and plans to operate these retail outlets as Company-owned stores. At November 30, 2003 the Company has no balance recorded for notes receivable from this franchisee.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets consist of the following:

		November 30, 2003		February 28, 2003
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$200,054	$38,390	$189,640	$23,034
Packaging licenses	3-5 Years	95,831	71,118	95,831	61,670
Packaging design	10 Years	403,238	78,150	403,238	46,838
Total		699,123	187,658	688,709	131,542
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,182,083	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,772,083	732,211
Total intangible assets		$2,565,085	$919,869	$2,460,792	$863,753

Amortization expense related to intangible assets totaled $56,116 and $64,880 during the nine months ended November 30, 2003 and 2002, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2003 is as follows:

Remainder of fiscal 2004	$18,300
2005	72,100
2006	72,100
2007	61,100
2008	61,100
Thereafter	226,765
Total	$511,465

NOTE 10 – ASSETS HELD FOR SALE

Assets held for sale consist of individual items of equipment, furniture and fixtures that were acquired in partial satisfaction of certain notes receivable from a franchisee. The notes were originally extended as part of store sales and construction financing of additional stores for the franchisee (Note 8). Management expects to dispose of the acquired assets to either existing franchisees who plan to upgrade or expand their operations or to prospective franchisees. These assets are included in “Other” for segment reporting. Three operational stores in the amount of $255,000 previously classified as held for sale were reclassified to property and equipment, net when management’s intentions changed in the second quarter of Fiscal 2004.

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

Results of Operations

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

Net income was $630,000 for the three months ended November 30 2003, or $.25 per basic share, versus net loss of $473,000, or $.19 per basic share, for the three months ended November 30, 2002.

Revenues

	Three Months Ended
	November 30,			%
($’s in thousands)	2003	2002	Change	Change
Factory sales	$4,199.5	$4,493.6	$(294.1)	(6.5%)
Retail sales	532.4	201.1	331.3	164.7%
Franchise fees	177.1	64.0	113.1	176.7%
Royalty and Marketing fees	892.0	873.9	18.1	2.1%
Total	$5,801.0	$5,632.6	$168.4	3.0%

Factory Sales

The decrease in factory sales was due primarily to a decrease of 56.3% in factory sales to customers outside the Company’s system of franchised retail stores. This decrease was partially offset by an increase of 4.3% in same store pounds purchased by the franchise system and by purchases made by new franchise stores.

Retail Sales

The increase in retail sales resulted primarily from an increase in the number of stores in operation in the third quarter of fiscal 2004 (8) versus the same period last year (4) and an increase in same store sales at Company-owned stores of 7.9%.

Royalties, Marketing Fees and Franchise Fees

The increase in royalty and marketing fees resulted from sales related to new franchise stores partially offset by a decline in the average number of franchised stores in operation in the third quarter of fiscal 2004 versus the same period last year. Same store sales at franchised stores declined 2.5% versus the prior year. Franchise fee revenues increased in the third quarter of fiscal 2004 due to an increase in the number of franchises sold versus the third quarter of fiscal 2003.

Costs and Expenses

	Three Months Ended
	November 30,			%
($’s in thousands)	2003	2002	Change	Change
Cost of sales-factory	$2,733.7	$3,103.1	$(369.4)	(11.9%)
Cost of sales-retail	206.5	85.8	120.7	140.7%
Franchise costs	309.6	325.0	(15.4)	(4.7%)
Sales and marketing	325.4	348.6	(23.2)	(6.6%)
General and administrative	685.9	426.1	259.8	60.9%
Retail operating	337.2	172.0	165.2	96.0%
Total	$4,598.3	$4,460.6	$137.7	3.1%

Gross margin

	Three Months Ended
	November 30,			%
($’s in thousands)	2003	2002	Change	Change
Factory	$1,465.8	$1,390.5	$75.3	5.4%
Retail	325.9	115.3	210.6	182.7%
Total	$1,791.7	$1,505.8	$285.9	19.0%
(Percent)
Factory	34.9%	30.9%	4.0%	12.9%
Retail	61.2%	57.3%	3.9%	6.8%
Total	37.9%	32.1%	5.8%	18.1%

The increase in factory margin is due primarily to production efficiencies. Improvement of Company-owned store margin is due to changes in mix of product sold.

Franchise Costs

The decrease in franchise costs is due primarily to a planned reduction in expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 29.0% in the third quarter of fiscal 2004 from 34.6% in the third quarter of fiscal 2003. This decrease as a percentage of royalty, marketing and franchise fees is the combined result of decreased franchise costs and increased revenue.

Sales and Marketing

The decrease in sales and marketing expenses is due primarily to more focused and efficient marketing programs.

General and Administrative

General and administrative expenses increased primarily due to accrual of incentive-based compensation in the third quarter of fiscal 2004 versus none in the third quarter of fiscal 2003. Additionally, the relocation and remodel of the Company’s Aspen, CO store and the related disposal of certain of the old location’s assets, primarily leasehold improvements, also contributed to the increase in the third quarter of fiscal 2004 versus the same period last year. Excluding the costs associated with incentive-based compensation and the relocation and remodel of the Aspen store, general and administrative expenses would have been $436,000 in the third quarter of fiscal 2004, an increase of 2.3% compared to the third quarter of fiscal 2003. As a percentage of total revenues, general and administrative expenses increased to 11.8% in fiscal 2004 compared to 7.6% in fiscal 2003.

Retail Operating Expenses

The increase in retail operating expenses was due primarily to an increase in the number of stores in operation during the third quarter of fiscal 2004 versus the third quarter of fiscal 2003. Retail operating expenses, as a percentage of retail sales, decreased from 85.5% in the third quarter of fiscal 2003 to 63.3% in the third quarter of fiscal 2004 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization of $178,000 in the third quarter of fiscal 2004 decreased 11.9% from $201,000 incurred in the third quarter of fiscal 2003 due to cessation of depreciation of certain assets related to the relocation and remodel of the Company’s Aspen, Colorado store and the increase in the estimated expected asset life of certain Company-owned retail stores in operation.

Provision for Loss on Accounts and Notes Receivable and Related Foreclosure Costs

The provision for loss on accounts and notes receivable and related foreclosure costs in the third quarter of fiscal 2003 resulted from the insolvency of a single franchisee. There was no such provision in the third quarter of fiscal 2004.

Other Expense, Net

Other expense, net of $12,000 incurred in the third quarter of fiscal 2004 represents a 81.7% decrease from the $64,000 incurred in the third quarter of fiscal 2003, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus increased interest income on notes receivable and invested cash.

Income Tax Expense

The Company’s effective income tax rate in the third quarter of fiscal 2004 was 37.8%, which is approximately the same rate as the third quarter of fiscal 2003.

Nine Months Ended November 30, 2003 Compared to the Nine Months Ended November 30, 2002

Net income was $1,691,000 for the nine months ended November 30, 2003, or $.67 per basic share, versus $603,000 or $.24 per basic share, for the nine months ended November 30, 2002.

Revenues

	Nine Months Ended
	November 30,			%
($’s in thousands)	2003	2002	Change	Change
Factory sales	$10,175.5	$10,712.2	$(536.7)	(5.0%)
Retail sales	1,834.4	909.9	924.5	101.6%
Franchise fees	486.9	300.5	186.4	62.0%
Royalty and marketing fees	2,702.3	2,748.7	(46.4)	(1.7%)
Total	$15,199.1	$14,671.3	$527.8	3.6%

Factory Sales

The decrease in factory sales was due primarily to a decrease of 29.4% in factory sales to customers outside the Company’s system of franchised retail stores. A decrease of 3.8% in same store pounds purchased by the franchise system was approximately offset by sales to new franchise stores.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to its product introductions and promotional programs.

Retail Sales

The increase in retail sales resulted primarily from an increase in the average number of stores in operation in the first nine months of fiscal 2004 versus the same period last year.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalty and marketing fees resulted from a decline in same store sales at franchised stores of approximately 3.6%. Franchise fee revenues increased in the first nine months of fiscal 2004 due to an increase in the number of franchises sold versus the first nine months of fiscal 2003.

Costs and Expenses

	Nine Months Ended
	November 30,			%
($’s in thousands)	2003	2002	Change	Change
Cost of sales-factory	$6,859.7	$7,073.7	$(214.0)	(3.0%)
Cost of sales-retail	663.9	351.6	312.3	88.8%
Franchise costs	808.2	923.9	(115.7)	(12.5%)
Sales and marketing	831.4	985.5	(154.1)	(15.6%)
General and administrative	1,627.3	1,392.2	235.1	16.9%
Retail operating	1,036.6	584.6	452.0	77.3%
Total	$11,827.1	$11,311.5	$515.6	4.6%

Gross margin

	Nine Months Ended
	November 30,			%
($’s in thousands)	2003	2002	Change	Change
Factory	$3,315.8	$3,638.5	$(322.7)	(8.9%)
Retail	1,170.5	558.3	612.2	109.7%
Total	$4,486.3	$4,196.8	$289.5	6.9%
(Percent)
Factory	32.6%	34.0%	(1.4%)	(4.1%)
Retail	63.8%	61.4%	2.4%	3.9%
Total	37.4%	36.1%	1.3%	3.6%

The decrease in factory margins is due primarily to production inefficiencies in the first six months of fiscal 2004 as the Company aggressively reduced inventory levels. The Company expects fiscal 2004 full year factory margins to be comparable to fiscal 2003. Improvement of Company-owned store margin is due to changes in mix of product sold.

Franchise Costs

The decrease in franchise costs is due primarily to a planned reduction in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.3% in the first nine months of fiscal 2004 from 30.3% in the first nine months of fiscal 2003. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise costs.

Sales and Marketing

The decrease in sales and marketing expenses is due primarily to decreased personnel costs as well as more focused and efficient marketing programs.

General and Administrative

The increase in general and administrative expenses is due primarily to accrual of incentive-based compensation in the current period versus none in the prior period. Additionally, the relocation and remodel of the Company’s Aspen, CO store and the related disposal of the old location’s assets, primarily leasehold improvements, also contributed to the increase in the period versus the same period last year. Excluding the costs associated with incentive-based compensation and the relocation and remodel of the Aspen store, general and administrative expenses would have been $1.38 million in the first nine months of fiscal 2004, a decrease of 1.1% compared to the first nine months of fiscal 2003. As a percentage of total revenues, general and administrative expenses increased to 10.7% in fiscal 2004 compared to 9.5% in fiscal 2003. This increase, as a percentage of total revenues, resulted from increased general and administrative costs and a 3.6% increase in total revenues.

Retail Operating Expenses

The increase in retail operating expenses was due to an increase in the number of stores in operation during the first nine months of fiscal 2004 (8) versus the first nine months of fiscal 2003 (4). Retail operating expenses, as a percentage of retail sales, decreased from 64.2% in the first nine months of fiscal 2003 to 56.5% in the first nine months of fiscal 2004 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization of $606,000 in the first nine months of fiscal 2004 approximated the $613,000 incurred in the first nine months of fiscal 2003.

Provision for Loss on Accounts and Notes Receivable and Related Foreclosure Costs

The provision for loss on accounts and notes receivable and related foreclosure costs in the first nine months of fiscal 2003 resulted from the insolvency of a single franchisee. There was no such provision in the first nine months of fiscal 2004.

Other Expense, Net

Other expense, net of $47,000 incurred in the first nine months of fiscal 2004 represents a 57.4% decrease from the $111,000 incurred in the first nine months of fiscal 2003, due primarily to lower interest expense on lower average outstanding balances of long-term debt partially offset by lower interest income on lower average outstanding amounts of notes receivable.

Income Tax Expense

The Company’s effective income tax rate in the first nine months of fiscal 2004 was 37.8% which is the same rate as the first nine months of fiscal 2003.

Liquidity and Capital Resources

As of November 30, 2003, working capital was $6.3 million, compared with $4.8 million as of February 28, 2003, an increase of $1.5 million. The increase in working capital was primarily due to operating results.

Cash and cash equivalent balances increased from $1.3 million as of February 28, 2003 to $3.0 million as of November 30, 2003 as a result of cash flows provided by operating activities in excess of cash flows used by financing and investing activities. The Company’s current ratio was 3.06 to 1 at November 30, 2003 in comparison with 2.65 to 1 at February 28, 2003. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company’s long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of November 30, 2003 of $1.9 million), and chattel mortgage notes (unpaid balance as of November 30, 2003 of $1.5 million) used to improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million ($2.5 million available as of November 30, 2003) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2004.

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

As of November 30, 2003, all of the Company’s long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of November 30, 2003, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
A. Exhibits

4.1	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

B.	Reports on Form 8-K

A current Report on Form 8-K was furnished to the SEC on January 8, 2004 disclosing Item 12 and Item 7 information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: January 14, 2004	/s/ Bryan J. Merryman

Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

EXHIBIT INDEX

Exhibits

4.1	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer