Form 10-K
period 2004-02-29
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2004-05-25
CIK 785815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-14749

Rocky Mountain Chocolate Factory, Inc.

(Exact name of registrant as specified in its charter)

Colorado (State of Incorporation)	84-0910696 (I.R.S. Employer Identification No.)

265 Turner Drive, Durango, CO 81303
(Address of principal executive offices)

(970) 259-0554
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
Common Stock, $.03 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☐     No ☒

On April 30, 2004, there were 4,283,510 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq National Market System on April 30, 2004) held by non-affiliates was $26,705,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.

ITEM 1. BUSINESS

General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2004 there were 8 Company-owned and 252 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Guam and the United Arab Emirates.

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

The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (67-72-70%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (12-7-8%) and (iii) the collection of initial franchise fees and royalties from franchisees (21-21-22%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2004, 2003 and 2002, respectively.

According to the National Confectionery Association, the total U.S. candy market approximated $24.0 billion of retail sales in 2001 with chocolate generating sales of approximately $13.1 billion. According to the Department of Commerce, per capita consumption of chocolate in 2002 approached 13 pounds per year nationally and consumption of chocolate products increased approximately 5% compared to 2001.

In Fiscal 2001, the Company began phasing out its Rocky Mountain Chocolate Factory Company-owned store program. In Fiscal 2002, the Company sold to new or existing franchisees all Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado (the “Colorado Stores”). In Fiscal 2003, the Company foreclosed on four of the stores previously sold to a franchisee due to the franchisee’s insolvency. The Company intends to retain the eight stores to test sales, marketing, design and operational initiatives.

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

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company’s in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2004, 59 stores incorporating the new design have been opened.

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

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. Changes in system wide same store retail sales are as follows:

2000	(4.3%)
2001	(3.9%)
2002	0.0%
2003	(3.4%)
2004	(0.6%)

The Company believes that its same store sales growth was positively impacted by the sale of Beanie Babies™ (stuffed animals manufactured by Ty Inc.) and related products in fiscal 1999 because many of the Company’s retail stores capitalized on this extraordinary trend during this time period. In fiscal 2000 and 2001, however, the demand for Beanie Babies decreased significantly, and the Company believes this decreased demand is the primary reason for negative comparable store sales in fiscal 2000 and 2001. As expected, this trend reversed in fiscal 2002. The Company believes that the negative trend in fiscal 2003 and through the third fiscal quarter of 2004 was due to the overall weak economy and retail environment, especially in tourist areas where many of the stores operate. The Company experienced positive same store sales of 5.4% in it’s fiscal fourth quarter of 2004 and believes the positive trend is due primarily to a recovery in the United States economy.

The Company feels that same store retail sales growth can be accelerated through store redesign to provide a more attractive and effective retail sales environment while retaining the Rocky Mountain Chocolate Factory store ambiance and theme.

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

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 2004, the Company experienced a same store pounds purchased decline of 1.7%. The decline in same store pounds purchased from the factory continued what appears to be a trend of a shift in sales mix toward store-made products and away from factory-made products. The Company is in the process of adding new products and focusing its existing product lines in an effort to control this trend.

Enhanced Operating Efficiencies

The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of its Company-owned and eighty-six of its franchised stores through March 31, 2004. These measures have significantly improved the Company’s ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores has reduced the Company’s exposure to real estate risk, improved the Company’s operating margins and allowed the Company to increase its focus on franchising.

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

Chocolate candies manufactured by the Company are sold at prices ranging from $12.90 to $20.25 per pound, with an average price of $16.60 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all of its products.

Operating Environment

The Company currently establishes Rocky Mountain Chocolate Factory stores in four primary environments: factory outlet malls, tourist areas, regional malls and street fronts. Each of these environments has a number of attractive features, including high levels of foot traffic.

Factory Outlet Malls

There are approximately 230 factory outlet malls in the United States, and as of February 29, 2004, there were Rocky Mountain Chocolate Factory stores in approximately 75 of these malls in over 30 states. The Company has established business relationships with most of the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company’s stores, management believes the Company’s relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas and Street Fronts

As of February 29, 2004, there were approximately 70 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company’s visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 1,130 regional malls in the United States, and as of February 29, 2004, there were Rocky Mountain Chocolate Factory stores in approximately 40 of these malls, including locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and competing food and beverage concepts. The Company’s new store concept is designed to unlock the potential of the regional mall environment.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada.

Franchising Program

General

The Company’s franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company’s concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 2003, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2004, there were 252 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2004, operated 28 stores under the agreement.

In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2004, operated 2 stores under this agreement.

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

Under the current form of domestic Rocky Mountain Chocolate Factory franchise agreement, franchisees pay the Company (i) an initial franchise fee of $19,500 for each store, (ii) royalties equal to 5% of monthly gross sales, and (iii) a marketing fee equal to 1% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Rocky Mountain Chocolate Factory stores only in the immediate vicinity of their stores. Chocolate products not made on the premises by franchisees must be purchased from the Company or approved suppliers. The franchise agreements require franchisees to comply with the Company’s procedures of operation and food quality specifications, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the Rocky Mountain Chocolate Factory system. The Company’s ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See “Business — Regulation.”

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

Company Store Program

As of March 31 2004, there were 8 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques.

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

Employees

At February 29, 2004, the Company employed approximately 159 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 15, 2004 are as follows:

Name	Age	Position
Franklin E. Crail	62	Chairman of the Board, President and Director
Bryan J. Merryman	43	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	37	Sr. Vice President – Franchise Development and Operations
Edward L. Dudley	40	Sr. Vice President - Sales and Marketing
William K. Jobson	48	Chief Information Officer
Jay B. Haws	54	Vice President - Creative Services
Virginia M. Perez	66	Corporate Secretary

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

Mr. Merryman joined the Company in December 1997 as Vice President — Finance and Chief Financial Officer. Since April 1999 Mr. Merryman has also served the Company as the Chief Operating Officer and as a Director, and since January 2000 as its Treasurer. Prior to joining the Company, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm) from January 1997 to December 1997. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of aftermarket auto parts from July 1996 to November 1997 and was employed for more than eleven years by Deloitte and Touche LLP, most recently as a senior manager.

Mr. Pope became Sr. Vice President of Franchise Development and Operations in May 2004. Since joining the Company in October 1990, he has served in various positions including store manager, new store opener and franchise field consultant. In March 1996 he became Director of Franchise Development and Support. In June 2001 he became Vice President of Franchise Development, a position he held until he was promoted to his present position.

Mr. Dudley joined the Company in January 1997 to spearhead the Company’s newly formed Product Sales Development function as Vice President — Sales and Marketing, with the goal of increasing the Company’s factory and retail sales. He was promoted to Senior Vice President in June 2001. During his 10 year career with Baxter Healthcare Corporation, Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997. Mr. Dudley holds B.S. degrees in Finance and Accounting from the University of Colorado.

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

ITEM 2. PROPERTIES

The Company’s manufacturing operations and corporate headquarters are located at its 58,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2004, the Company’s factory produced approximately 1.80 million pounds of chocolate candies, a 4.8% increase from the approximately 1.72 million pounds produced in fiscal 2003. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2004, all of the 8 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2005 to October 2008, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At Match 31, 2004, the Company was the primary lessee at 11 of its 252 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
 The Company’s Common Stock trades on the National Market System of The Nasdaq Stock Market under the trading symbol “RMCF”. On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. On December 17, 2003 the Board of Directors declared a three-for-two stock split payable on February 2, 2004 to shareholders of record on January 20, 2004. On January 28, 2002 the Board of Directors declared a four-for-three stock split payable on March 4, 2002 to shareholders of record on February 11, 2002.

The Company declared this dividend and these stock splits because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company’s Common Stock. All of the following items in Item 5. have been adjusted, where necessary, for the effects of the dividend and splits.

Between October 3, 2003 and February 19, 2004 the Company repurchased 120,285 Company shares at an average price of $7.56 per share. In March 2004 the Company repurchased 31,440 Company shares at an average price of $8.68 per share.

Between March 6, 2001 and September 28, 2001, the Company repurchased 203,535 Company shares at an average price of $3.07 per share. Of the shares repurchased during this period, 41,800 were repurchased from employees.

The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low price information for the Common Stock for each quarter of fiscal years 2004 and 2003, and dividend information.

Fiscal Year Ended February 29, 2004

			Dividends
	HIGH	LOW	declared
Fourth Quarter	$9.64	$7.04	.0545
Third Quarter	7.88	5.88	.0492
Second Quarter	6.06	4.61	.0455
First Quarter	5.00	3.71	—

Fiscal Year Ended February 29, 2004

			Dividends
	HIGH	LOW	declared
Fourth Quarter	$6.22	$3.39	—
Third Quarter	5.81	4.24	—
Second Quarter	6.97	4.61	—
First Quarter	9.82	5.68	—

On April 30, 2004 the closing price for the Common Stock was $9.16.

(b) Holders
 On April 30, 2004 there were approximately 420 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2000 through 2004, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC or Grant Thornton LLP, independent certified public accountants. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of
Operations Data	2004	2003	2002	2001	2000
Total revenues	$21,133	$19,461	$19,439	$22,572	$24,647
Operating income	3,779	1,496	3,370	3,105	2,662
Net income	$2,319	$852	$1,995	$1,556	$1,057
Basic Earnings per Common Share	$.55	$.21	$.49	$.35	$.19
Diluted Earnings per Common Share	$.52	$.19	$.46	$.35	$.18
Weighted average common shares outstanding	4,181	4,117	4,081	4,457	5,677
Weighted average common shares outstanding, assuming dilution	4,503	4,464	4,350	4,469	5,713
Selected Balance Sheet Data
Working capital	$6,394	$4,765	$3,940	$1,249	$1,589
Total assets	17,967	16,084	16,795	15,042	16,440
Long-term debt	1,986	3,073	4,325	3,297	3,774
Stockholders’ equity	11,590	9,891	8,821	7,062	8,433

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

The Company is a product-based international franchiser. The Company’s revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. The Company also sells its candy in selected locations outside its system of retail stores to build brand awareness. The Company operates eight retail units as a laboratory to test marketing, design and operational initiatives.

The Company is subject to seasonal fluctuations in sales because of the location of its franchisees, which have traditionally been located in resort or tourist locations. As the Company expands its geographical diversity to include regional malls, it has seen some moderation to its seasonal sales mix. Seasonal fluctuation in sales cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The most important factors in continued growth in the Company’s earnings are ongoing unit growth, increased same store sales and increased same store pounds purchased from the factory. Historically, unit growth has more than offset decreases in same store sales and same store pounds purchased.

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

Accounts and Notes Receivable — The Company records an allowance for credit losses based on estimates of customers’ ability to pay and collateral value, as applicable. If the financial condition of our customers or collateral were to deteriorate, additional allowances may be required.

Revenue Recognition — The Company recognizes revenue on sales of products to franchisees and other customers at the time of shipment. Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. The initial $5,000 portion of the fee is recognized upon signing of the franchise agreement. The balance of the fee is recognized upon the franchisee’s commitment to a property lease. The Company also recognizes a royalty fee of five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales. Sales of products at retail stores are recognized at the time of sale.

Inventories — The Company will write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our transition test conducted in fiscal 2004 showed no impairment of our goodwill.

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

Results of Operations

Fiscal 2004 Compared To Fiscal 2003

Results Summary

Basic earnings per share increased 161.9% from $.21 in fiscal 2003 to $.55 in fiscal 2004. Revenues increased 8.6% from fiscal 2003 to fiscal 2004. Operating income increased 152.5% from $1.5 million in fiscal 2003 to $3.7 million in fiscal 2004. Net income increased 172.1% from $0.9 million in fiscal 2003 to $2.3 million in fiscal 2004. The increase in earnings per share, operating income, and net income in fiscal 2004 from 2003 was due primarily to the insolvency of a single franchisee and the related provision for loss on accounts and notes receivable and related foreclosure costs in the prior fiscal year. Increased revenue and cost containment initiatives also contributed to the improvement.

Revenues

($’s in thousands)	2004	2003	Change	% Change
Factory sales	$14,103.4	$13,905.6	197.8	1.4%
Retail sales	2,564.8	1,398.8	1,166.0	83.4%
Royalty and marketing fees	3,875.9	3,768.4	107.5	2.9%
Franchise fees	588.7	388.7	200.0	51.5%
Total	$21,132.8	$19,461.5	1,671.3	8.6%

Factory Sales

This increase in factory sales was due to an increase in the number of franchised stores in operation to 251 in fiscal 2004 from 222 in fiscal 2003. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 1.7% and a decease in factory sales to customers outside the Company’s system of franchised retail stores of 25.7%.

Retail Sales

This increase in retail sales resulted primarily from an increase in the average number of Company-owned stores from 4 during fiscal 2003 to 8 during fiscal 2004, plus a 3.2% increase in same store sales.

In fiscal 2002, the Company completed phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company sold to new or existing franchisees all viable Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado. The Colorado Stores were excluded because these stores are used to test sales, marketing, design and operational initiatives. In Fiscal 2003, the Company foreclosed on four of the stores previously sold to a franchisee due to the franchisee’s insolvency. The Company initially planned to operate one such retail outlet as a Company-owned store and sell three stores to other franchisees. However, management’s intentions changed in the second quarter of 2004 and the Company intends to retain and operate these stores to gain further insight into retail activity and operations outside of Colorado tourist areas.

Royalties, Marketing Fees and Franchise Fees

This increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation from 202 in fiscal 2003 to 205 in fiscal 2004 partially offset by a decrease in same store sales of 0.7%. Of the thirty-six domestic stores that opened in fiscal 2004, fifteen opened in the fourth quarter. Franchise fee revenues increased due to an increase in the number of franchises sold.

Costs and Expenses

				%
($’s in thousands)	2004	2003	Change	Change
Cost of sales — factory	$9,579.9	$9,451.3	$128.6	1.4%
Cost of sales — retail	955.5	545.3	410.2	75.2%
Franchise costs	1,135.7	1,245.8	(110.1)	(8.8%)
Sales and marketing	1,220.5	1,441.1	(220.6)	(15.3%)
General and administrative	2,235.5	1,967.1	268.4	13.6%
Retail operating	1,430.1	832.6	597.5	71.8%
Total	$16,557.2	$15,483.2	$1,074.0	6.9%

Gross margin

				%
($’s in thousands)	2004	2003	Change	Change
Factory	$4,523.5	$4,454.3	$69.2	1.6%
Retail	1,609.3	853.5	755.8	88.6%
Total	$6,132.8	$5,307.8	$825.0	15.5%
(Percent)
Factory	32.1%	32.0%	0.1%	0.3%
Retail	62.7%	61.0%	1.7%	2.8%
Total	36.8%	34.7%	2.1%	6.1%

Cost of Sales

Factory margins were approximately the same in fiscal 2004 when compared to fiscal 2003. Improvement in Company-owned store margin is due to changes in mix of product sold. The Company anticipates improvement in factory margins in fiscal 2005 due to increased production efficiencies.

Franchise Costs

The decrease in franchise costs is due primarily to a planned reduction in expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.4% in fiscal 2004 from 30.0% in fiscal 2003. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of decreased franchise support costs plus a 7.4% increase in income from franchise fees and royalty and marketing fees.

Sales & Marketing

The decrease in sales and marketing is due primarily to decreased personnel costs as well as more focused and efficient marketing programs.

General and Administrative

The increase in general and administrative costs is due primarily to increased cash incentive compensation, professional fees and insurance costs. As a percentage of total revenues, general and administrative expense increased to 10.6% in fiscal 2004 from 10.1% in fiscal 2003.

Retail Operating Expenses

The increase in retail operating expenses resulted primarily from an increase in the average number of Company-owned stores from 4 during fiscal 2003 to 8 during fiscal 2004. Retail operating expenses, as a percentage of retail sales, decreased to 55.8% in fiscal 2004 compared to 59.5% in fiscal 2003 due to a change in mix of stores in operations.

Depreciation and Amortization

Depreciation and amortization decreased 2.3% to $796,000 in fiscal 2004 from $815,000 in fiscal 2003.

Provision for Loss on Accounts and Notes Receivable and Related Foreclosure Costs

The provision for loss on accounts and notes receivable and related foreclosure costs in fiscal 2003 resulted from the insolvency of a single franchisee. There was no such provision in fiscal 2004.

Other Expense, Net

Other expense, net of $51,000 incurred in fiscal 2004 decreased 59.6% from the $126,000 incurred in fiscal 2003 due primarily to lower interest expense on lower average rates and outstanding amounts of both short-term and long-term debt, partially offset by lower interest income on lower average outstanding amounts of notes receivable.

Income Tax Expense

The Company’s effective income tax rate in fiscal 2004 was 37.8%, which is the same as the effective rate in fiscal 2003.

Fiscal 2003 Compared To Fiscal 2002

Results Summary

Basic earnings per share decreased 57.1% from $.49 in fiscal 2002 to $.21 in fiscal 2003. Revenues increased 0.1% from fiscal 2002 to fiscal 2003. Operating income decreased 55.6% from $3.4 million in fiscal 2002 to $1.5 million in fiscal 2003. Net income decreased 57.3% from $2.0 million in fiscal 2002 to $0.9 million in fiscal 2003. The decrease in earnings per share, operating income, and net income from fiscal 2002 to 2003 was due primarily to the insolvency of a single franchisee and the related provision for loss on accounts and notes receivable and related foreclosure costs.

Revenues

($’s in thousands)	2003	2002	Change	% Change
Factory sales	$13,905.6	$13,619.4	$286.2	2.1%
Retail sales	1,398.8	1,604.7	(205.9)	(12.8%)
Royalty and marketing fees	3,768.4	3,544.9	223.5	6.3%
Franchise fees	388.7	670.1	(281.4)	(42.0%)
Total	$19,461.5	$19,439.1	$22.4	0.1%

Factory Sales

The increase in factory sales was due primarily to an increase of 47.6% in factory sales to customers outside the Company’s system of franchised retail stores and an increase in the average number of franchised stores in operation during fiscal 2003 versus fiscal 2002. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 10.6% in fiscal 2003 versus fiscal 2002. The Company believes the decrease in same store pounds purchased is due to a continued product mix shift from factory-made products to store-made products.

Retail Sales

The decline in retail sales resulted primarily from a decrease in the average number of Company-owned stores from 5 during fiscal 2002 to 4 during fiscal 2003, partially offset by a 1.6% increase in same store sales.

In fiscal 2002, the Company completed phasing out its Rocky Mountain Chocolate Factory Company-owned store program. The Company sold to new or existing franchisees all viable Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado. The Colorado Stores were excluded because these stores are used to test sales, marketing, design and operational initiatives. In Fiscal 2003, the Company foreclosed on four of the stores previously sold to a franchisee due to the franchisee’s insolvency. The Company initially planned to operate one such retail outlet as a Company-owned store and sell three stores to other franchisees. However, management’s intentions changed in the second quarter of 2004 and the Company intends to retain and operate the repossessed stores.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from growth in the average number of units in operation from 194 in fiscal 2002 to 202 in fiscal 2003 partially offset by a decrease in same store sales of 3.5%. Franchise fee revenues decreased $281,000 in fiscal 2003 compared to fiscal 2002 due to a decrease in the number of new franchises sold. This decrease was due to higher franchise fees in fiscal 2002 from the sale of Company-owned stores.

Costs and Expenses

				%
($’s in thousands)	2003	2002	Change	Change
Cost of sales — factory	$9,451.3	$8,955.1	$496.2	5.5%
Cost of sales — retail	545.3	657.6	(112.3)	(17.1%)
Franchise costs	1,245.8	1,286.6	(40.8)	(3.2%)
Sales and marketing	1,441.1	1,293.3	147.8	11.4%
General and administrative	1,967.1	2,096.4	(129.3)	(6.2%)
Retail operating	832.6	875.2	(42.6)	(4.9%)
Total	$15,483.2	$15,164.2	$319.0	2.1%

Gross margin

				%
($’s in thousands)	2003	2002	Change	Change
Factory	$4,454.3	$4,664.3	$(210.0)	(4.5%)
Retail	853.5	947.1	(93.6)	(9.9%)
Total	$5,307.8	$5,611.4	$(303.6)	(5.4%)
(Percent)
Factory	32.0%	34.2%	(2.2%)	(6.4%)
Retail	61.0%	59.0%	(2.0%)	3.4%
Total	34.7%	36.9%	(2.2%)	(6.0%)

Cost of Sales

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

Sales & Marketing

The increase in sales and marketing costs is due to higher spending levels, primarily for marketing services for franchisees and advertising and promotion.

General and Administrative

As a percentage of total revenues, general and administrative expense decreased to 10.1% in fiscal 2003 from 10.8% in fiscal 2002.

Retail Operating Expenses

The decrease in retail operating expenses resulted primarily from a decrease in the average number of Company-owned stores from 5 during fiscal 2002 to 4 during fiscal 2003. Retail operating expenses, as a percentage of retail sales, increased to 59.5% in fiscal 2003 compared to 54.5% in fiscal 2002 due to the larger proportional decrease in retail sales.

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

Liquidity and Capital Resources

As of February 29, 2004, working capital was $6.5 million compared with $4.8 million as of February 28, 2003, a $1.7 million increase, and is after payment of cash dividends of $398,000 during the year. The increase in working capital was due primarily to operating results.

Cash and cash equivalent balances increased from $1.3 million as of February 28, 2003 to $4.6 million as of February 29, 2004 as a result of cash flows generated by operating activities in excess of cash flows used in financing and investing activities. The Company’s current ratio was 2.67 to 1 at February 29, 2004 in comparison with 2.65 to 1 at February 28, 2003.

The Company’s long-term debt is comprised of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of February 29, 2004, $1.8 million), and chattel mortgage notes (unpaid balance as of February 29, 2004, $1.3 million) used to improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million credit line, of which $2.5 million was available as of February 29, 2004, secured by substantially all of the Company’s assets except retail store assets and is subject to renewal in July, 2004.

The table below presents significant contractual obligations of the Company at February 29, 2004.

(Amounts in thousands)	Less than 1			After 5
Contractual Obligations	year	1-3 Years	4-5 years	years	Total
Line of credit	—	—	—	—	—
Notes payable	1,081	615	291	1,080	3,067
Operating leases	518	405	28	—	951
Other long-term obligations	314	375	72	—	761
Total Contractual cash obligations	1,913	1,395	391	1,080	4,779

For fiscal 2005, the Company anticipates making capital expenditures of approximately $1,750,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for fiscal 2005. If necessary, the Company has available bank lines of credit to help meet these requirements.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46(R) (FIN 46(R)), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity. The Company does not anticipate FIN 46(R) to have a material effect on the Company’s financial statements.

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

As of February 29, 2004, $3.1 million of the Company’s long-term debt was subject to a variable interest rate. Assuming that this principal amount did not change during fiscal 2005, other than as a result of scheduled payments, and assuming that the average effective interest rate in effect on this debt for 2005 increased by one percent as compared to the average effective interest rate in effect during 2004, the Company would not incur additional interest expense in 2005, as compared to 2004, due to an increasing proportion of payments applied to principal. Additionally, cash flow would not be effected as payment amounts are fixed.

The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of February 29, 2004, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado

We have audited the accompanying balance sheet of Rocky Mountain Chocolate Factory, Inc. as of February 29, 2004, and the related statements of income, changes in stockholders’ equity and cash flows for the year ended February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2003 and for the years ended February 28, 2003 and 2002, were audited by other auditors whose report dated April 18, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 29, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

April 23, 2004
Denver, Colorado

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.

We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2003 and 2002, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on March 1, 2002.

GRANT THORNTON LLP

Dallas, Texas
April 18, 2003

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2004	2003	2002
Revenues
Sales	$16,668,210	$15,304,365	$15,224,065
Franchise and royalty fees	4,464,618	4,157,107	4,215,012
Total revenues	21,132,828	19,461,472	19,439,077
Costs and Expenses
Cost of sales	10,535,352	9,996,592	9,612,712
Franchise costs	1,135,686	1,245,778	1,286,595
Sales & marketing	1,220,585	1,441,111	1,293,309
General and administrative	2,235,499	1,967,117	2,096,356
Retail operating	1,430,124	832,591	875,190
Depreciation and amortization	796,271	815,279	905,227
Provision for loss on accounts and notes receivable and related foreclosure costs	—	1,666,524	—
Total costs and expenses	17,353,517	17,964,992	16,069,389
Operating Income	3,779,311	1,496,480	3,369,688
Other Income (Expense)
Interest expense	(144,787)	(297,344)	(437,339)
Interest income	93,847	171,197	275,593
Other, net	(50,940)	(126,147)	(161,746)
Income Before Income Taxes	3,728,371	1,370,333	3,207,942
Income Tax Expense	1,409,325	517,985	1,212,600
Net Income	$2,319,046	$852,348	$1,995,342
Basic Earnings per Common Share	$.55	$.21	$.49
Diluted Earnings per Common Share	$.52	$.19	$.46
Weighted Average Common Shares Outstanding	4,181,472	4,117,438	4,080,892
Dilutive Effect of Employee Stock Options	321,228	346,399	269,148
Weighted Average Common Shares Outstanding, Assuming Dilution	4,502,700	4,463,837	4,350,040

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28 or 29,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$4,552,283	$1,282,972
Accounts receivable, less allowance for doubtful accounts of $73,630 and $65,117	2,388,848	2,021,391
Notes receivable	313,200	288,100
Refundable income taxes	—	548,490
Inventories	2,471,810	3,062,135
Deferred income taxes	149,304	174,616
Other	353,733	276,002
Total current assets	10,229,178	7,653,706
Property and Equipment, Net	5,456,695	5,618,239
Other Assets
Notes receivable, less valuation allowance of $47,005 and $49,446	602,095	801,309
Goodwill, net	1,133,751	1,039,872
Intangible assets,net	498,885	557,167
Assets held for sale	30,027	373,525
Other	16,614	40,428
Total other assets	2,281,372	2,812,301
Total assets	$17,967,245	$16,084,246
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,080,400	$1,218,400
Accounts payable	952,542	612,770
Accrued salaries and wages	1,091,596	678,223
Other accrued expenses	474,906	378,849
Dividend payable	236,108	—
Total current liabilities	3,835,552	2,888,242
Long-Term Debt, Less Current Maturities	1,986,174	3,072,798
Deferred Income Taxes	555,567	232,215
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value; 7,250,000 shares authorized; 4,272,820 and 4,125,204 shares issued and outstanding	128,185	123,756
Additional paid-in capital	2,682,631	2,672,681
Retained earnings	8,779,136	7,094,554
Total stockholders’ equity	11,589,952	9,890,991
Total liabilities and stockholders’ equity	$17,967,245	$16,084,246

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2004	2003	2002
Common Stock
Balance at beginning of year	$123,756	$122,495	$126,937
Repurchase and retirement of common stock	(3,608)	—	(6,106)
Issuance of common stock	—	7	10
Exercise of stock options and other	8,037	1,254	1,654
Balance at end of year	128,185	123,756	122,495
Notes Receivable From Officers and Directors
Balance at beginning of year	—	(39,999)	(168,747)
Reduction of notes	—	39,999	128,748
Balance at end of year	—	—	(39,999)
Additional Paid-In Capital
Balance at beginning of year	2,672,681	2,496,095	2,857,373
Repurchase and retirement of common stock	(905,987)	—	(619,435)
Costs related to stock split	(10,002)	(15,278)	—
Issuance of common stock	—	1,261	1,074
Exercise of stock options and other	747,564	124,010	234,596
Tax benefit from employee stock transactions	178,375	66,593	22,487
Balance at end of year	2,682,631	2,672,681	2,496,095
Retained Earnings
Balance at beginning of year	7,094,554	6,242,206	4,246,864
Net income	2,319,046	852,348	1,995,342
Dividends declared	(634,464)	—	—
Balance at end of year	8,779,136	7,094,554	6,242,206
Total Stockholders’ Equity	$11,589,952	$9,890,991	$8,820,797
Common Shares
Balance at beginning of year	4,125,204	4,083,156	4,231,226
Repurchase and retirement of common stock	(120,285)	—	(203,536)
Issuance of common stock	—	248	330
Exercise of stock options and other	267,901	41,800	55,136
Balance at end of year	4,272,820	4,125,204	4,083,156

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$2,319,046	$852,348	$1,995,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	796,272	815,279	905,227
Provision for loss on accounts and notes receivable and related foreclosure costs	50,000	1,754,524	162,046
Provision for inventory loss	55,000	37,000	162,000
(Gain) loss on sale of assets	87,136	2,209	(138,824)
Changes in operating assets and liabilities:
Accounts receivable	(417,457)	342,967	(887,947)
Refundable income taxes	548,490	(548,490)	37,574
Inventories	535,325	91,535	(603,779)
Other assets	(92,541)	37,941	(43,229)
Accounts payable	339,772	(54,649)	(397,791)
Income taxes payable	299,778	(49,943)	139,023
Deferred income taxes	348,664	27,726	11,794
Accrued liabilities	391,072	(334,347)	(75,608)
Net cash provided by operating activities	5,260,557	2,974,100	1,265,828
Cash Flows From Investing Activities:
Additions to notes receivable	(53,676)	(1,033,097)	(659,258)
Proceeds received on notes receivable	227,790	530,043	195,494
Proceeds from sale of assets	84,572	13,940	382,018
(Increase) decrease in other assets	6,938	(11,578)	(231,228)
Purchase of property and equipment	(469,894)	(285,313)	(724,130)
Net cash used in investing activities	(204,270)	(786,005)	(1,037,104)
Cash Flows From Financing Activities:
Net change in line of credit	—	—	(550,000)
Proceeds from long-term debt	—	—	6,077,827
Payments on long-term debt	(1,224,624)	(1,221,848)	(5,418,921)
Repayment of loans by director, officers and former officers	—	39,999	128,748
Costs of stock split	(10,002)	(15,278)	—
Issuance of common stock	755,601	126,532	237,334
Repurchase and redemption of common stock	(909,595)	—	(625,541)
Dividends paid	(398,356)	—	—
Net cash used in financing activities	(1,786,976)	(1,070,595)	(150,553)
Net Increase In Cash And Cash Equivalents	3,269,311	1,117,500	78,171
Cash And Cash Equivalents At Beginning Of Year	1,282,972	165,472	87,301
Cash And Cash Equivalents At End Of Year	$4,552,283	$1,282,972	$165,472

The accompanying notes are an integral part of these statements.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at February 29, 2004:

	Sold, Not Yet
	Open	Open	Total
Company owned stores	—	8	8
Franchise stores — U.S.	16	222	238
Franchise stores — International	—	29	29
	16	259	275

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Accounts Receivable

At the time the accounts and royalties receivable are originated, the Company considers a reserve for doubtful accounts. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences are listed in Note 6.

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

Vulnerability Due to Certain Concentrations

Franchised stores are concentrated (27%) in the factory outlet mall environment. At February 29, 2004, 4 Company-owned stores and 71 franchise stores of 259 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment.

As of February 29, 2004, the Company had long-term notes receivable of approximately $427,000 due from two franchisees resulting from the Company financing the construction of their new concept stores. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from these locations.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the three years ended February 29, 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28 (29)(in 000’s except per share amounts):

	2004	2003	2002
Net Income — as reported	$2,319	$852	$1,995
Net Income — pro forma	2,264	757	1,843
Basic Earnings per Share — as reported	.55	.21	.49
Diluted Earnings per Share — as reported	.52	.19	.46
Basic Earnings per Share — pro forma	.54	.18	.45
Diluted Earnings per Share — pro forma	.50	.17	.43

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $334,885, $420,000 and $420,000 for the fiscal years ended February 28 (29), 2004, 2003 and 2002, respectively.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2004, 2003 and 2002, 105,919, 92,652 and 103,116 stock options were excluded from diluted shares as their affect was anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

NOTE 2 — INVENTORIES

Inventories consist of the following at February 28 or 29:

	2004	2003
Ingredients and supplies	$1,363,524	$1,583,631
Finished candy	1,108,286	1,478,504
	$2,471,810	$3,062,135

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2004	2003
Land	$513,618	$513,618
Building	3,864,582	3,838,936
Machinery and equipment	7,106,039	6,746,190
Furniture and fixtures	637,523	658,145
Leasehold improvements	494,515	489,405
Transportation equipment	180,723	180,723
	12,797,000	12,427,017
Less accumulated depreciation	7,340,305	6,808,778
Property and equipment, net	$5,456,695	$5,618,239

NOTE 4 — LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 29, 2004 the Company had a $2.5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (3.5% at February 29, 2004). At February 29, 2004, $2.5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. The credit line is subject to renewal in July, 2004.

Long-term debt

Long-term debt consists of the following at February 28 or 29:

	2004	2003
Mortgage note payable in monthly installments of $17,600 through August, 2016 including interest at 6.0% per annum, collateralized by land and factory building. Interest was subject to adjustment every 60 months until maturity in August, 2016 but was adjusted to a floating rate of prime less fifty basis points (currently 3.50%) effective November 15, 2002.	$1,804,917	$1,947,500
Chattel mortgage note payable in monthly installments of $65,500 through August, 2005 including interest at 6.00% per annum, collateralized by substantially all business assets. Interest rate was adjusted to a floating rate of prime less fifty basis points (currently 3.50%) effective November 15, 2002.	1,090,371	1,822,042
Chattel mortgage note payable in monthly installments of $30,300 through August, 2004 including interest at 6.00% per annum, collateralized by inventory, accounts, equipment and general intangibles. Interest rate was adjusted to a floating rate of prime less fifty basis points (currently 3.50%) effective November 15, 2002.	171,286	521,656
	3,066,574	4,291,198
Less current maturities	1,080,400	1,218,400
	$1,986,174	$3,072,798

Maturities of long-term debt are as follows for the years ending February 28 or 29:

2005	$1,080,400
2006	473,500
2007	141,400
2008	144,800
2009	146,500
Thereafter	1,079,974
$3,066,574

Additionally, the line of credit and certain term debt are subject to various financial ratio and leverage covenants as well as cross-default provisions. At February 29, 2004 the Company was in compliance with all such convenants and provisions.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

NOTE 5 — COMMITMENTS AND CONTINGENCIES — CONTINUED

Operating leases — continued

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2005	$267,900
2006	174,800
2007	46,800
2008	22,200
2009	5,800
$517,500

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

2005	$313,800
2006	239,300
2007	135,500
2008	52,400
2009	19,700
$760,700

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2004	2003	2002
Minimum rentals	$753,314	$1,023,898	$1,206,337
Less sublease rentals	(427,600)	(785,219)	(971,938)
Contingent rentals	11,187	9,628	8,999
	$336,901	$248,307	$243,398

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2005	$250,600
2006	141,800
2007	41,400
$433,800

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2004	2003	2002
$301,600	$305,798	$260,988

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $2,256,000 of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 — INCOME TAXES

Income tax expense is comprised of the following for the years ending February 28 or 29:

	2004	2003	2002
Current
Federal	$878,546	$424,236	$1,033,009
State	182,115	66,023	167,797
Total Current	1,060,661	490,259	1,200,806
Deferred
Federal	313,613	24,939	10,608
State	35,051	2,787	1,186
Total Deferred	348,664	27,726	11,794
Total	$1,409,325	$517,985	$1,212,600

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2004	2003	2002
Statutory rate	34.0%	34.0%	34.0%
Goodwill amortization	—	—	.3%
State income taxes, net of federal benefit	3.7%	3.3%	3.5%
Other	.1%	.5%	—
Effective Rate	37.8%	37.8%	37.8%

The components of deferred income taxes at February 28 or 29 are as follows:

	2004	2003
Deferred Tax Assets
Allowance for doubtful accounts and notes	45,600	$43,305
Inventories	32,572	26,520
Accrued compensation	33,425	39,508
Loss provisions	125,664	150,359
Self insurance accrual	25,098	28,902
Amortization, design costs and goodwill	27,694	45,790
	290,053	334,384
Deferred Tax Liabilities
Depreciation	(702,318)	(308,966)
Deferred gain on sale	6,002	(83,017)
	(696,316)	(391,983)
Net deferred tax liability	$(406,263)	$(57,599)
Current deferred tax assets	$149,304	$174,616
Non-current deferred tax liabilities	(555,567)	(232,215)
Net deferred tax liability	$(406,263)	$(57,599)

NOTE 7 — STOCKHOLDERS’ EQUITY

Stock Dividend

On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. Shareholders will receive one additional share of Common Stock for every ten shares owned prior to the record date. Subsequent to the dividend there will be approximately 4.3 million shares outstanding.

Stock Split

On December 17, 2003 the Board of Directors approved a three-for-two stock split payable February 2, 2004 to shareholders of record at the close of business on January 20, 2004. Shareholders received one additional share of Common Stock for every two shares owned prior to the record date. Immediately prior to the split there were 2,618,954 shares outstanding. Subsequent to the split there were 3,928,782 shares outstanding.

On January 28, 2002 the Board of Directors approved a four-for-three stock split payable March 4, 2002 to shareholders of record at the close of business on February 11, 2002. Shareholders received one additional share of Common Stock for every three shares owned prior to the record date. Immediately prior to the split there were 2,783,877 shares outstanding. Subsequent to the split there were 3,711,960 shares outstanding.

All share and per share data have been restated in all years presented to give effect to the stock dividend and stock splits.

NOTE 7 — STOCKHOLDERS’ EQUITY — CONTINUED

Stock Repurchases

Between October 3, 2003 and February 19, 2004 the Company repurchased 120,285 Company shares at an average price of $7.56 per share. In March 2004 the Company repurchased 31,440 Company shares at an average price of $8.68 per share.

Between March 6, 2001 and September 28, 2001, the Company repurchased 203,535 Company shares at an average price of $3.07 per share. Of the shares repurchased during this time period, 41,800 were repurchased from employees.

Cash Dividend

The Company paid an initial quarterly cash dividend of $0.0455 per common share on September 16, 2003 to shareholders of record on September 2, 2003. The Company paid a quarterly cash dividend of $0.0492 per common share on December 16, 2003 to shareholders of record on December 2, 2003. The Company paid a quarterly cash dividend of $0.0545 per common share on March 16, 2004 to shareholders of record on March 3, 2004.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 — STOCK OPTION PLANS

Under the Company’s 1985 Incentive Stock Option Plan (the “1985 Plan”), options to purchase 473,000 shares of the Company’s common stock were granted at prices not less than market value at the date of grant. The 1985 Plan expired in October 1995. Options granted under the 1985 Plan could not have a term exceeding ten years. No options representing the right to purchase shares of the Company’s common stock remained outstanding under the 1985 Plan at February 28, 2004.

Under the 1995 Stock Option Plan (the “1995 Plan”), the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 660,000, 198,000 and 132,000 shares, respectively, of the Company’s common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 448,580, 22,000 and 70,950 shares of the Company’s common stock were outstanding under the 1995 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 29, 2004. Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised through March 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	3.09%	0%	0%
Expected stock price volatility	30%	40%	40%
Risk-free interest rate	2.4%	4.3%	4.8%
Expected life of options	5 years	5 years	5 years

Information with respect to options outstanding under the Plans at February 29, 2004, and changes for the three years then ended was as follows:

	2004
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	759,000	$3.21
Granted	50,050	4.72
Exercised	(267,520)	2.85
Outstanding at end of year	541,530	$3.53
Options exercisable at February 29, 2004	338,910	$3.20

NOTE 8 — STOCK OPTION PLANS — CONTINUED

	2003
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	716,100	$2.92
Granted	84,700	5.51
Exercised	(41,800)	3.00
Outstanding at end of year	759,000	$3.21
Options exercisable at February 28, 2003	537,460	$3.00

	2002
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	631,400	$3.09
Granted	172,700	2.88
Exercised	(55,000)	4.30
Forfeited	(33,000)	3.60
Outstanding at end of year	716,100	$2.92
Options exercisable at February 28, 2002	510,400	$3.01
Weighted average fair value per share of options granted during 2004, 2003 and 2002 were $1.08, $2.31 and $1.20, respectively.

Additional information about stock options outstanding at February 29, 2004 is summarized as follows:

		Options Outstanding
		Weighted average	Weighted average
Range of exercise prices	Number outstanding	remaining contractual	exercise price
$1.818 to 2.327	175,450	6.13	$2.23
$2.386 to 4.097	174,350	3.15	2.74
$4.445 to 8.182	191,730	7.13	5.43

	Options Exercisable
	Number	Weighted average
Range of exercise prices	Exerciseable	exercise price
$1.818 to 2.327	107,690	$2.26
$2.386 to 4.097	171,600	2.74
$4.445 to 8.182	59,620	6.21

NOTE 9 — OPERATING SEGMENTS

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

FY 2004	Franchising	Manufacturing	Other	Total
Total revenues	$7,029,453	$15,196,410	$—	$22,225,863
Intersegment revenues	—	(1,093,035)	—	(1,093,035)
Revenue from external customers	7,029,453	14,103,375	—	21,132,828
Segment profit (loss)	2,270,890	3,846,198	(2,388,717)	3,728,371
Total assets	2,636,145	8,061,324	7,269,776	17,967,245
Capital expenditures	213,072	170,193	86,629	469,894
Total depreciation & amortization	219,742	390,715	185,815	796,272

NOTE 9 — OPERATING SEGMENTS — CONTINUED

FY 2003
Total revenues	$5,555,876	$14,794,847	$—	$20,350,723
Intersegment revenues	—	(889,251)	—	(889,251)
Revenue from external customers	5,555,876	13,905,596	—	19,461,472
Segment profit (loss)	1,635,959	3,701,220	(3,966,846)	1,370,333
Total assets	2,352,483	8,514,487	5,217,276	16,084,246
Capital expenditures	139,948	216,822	367,360	724,130
Provision for loss on accounts and notes receivable and related foreclosure costs	—	—	1,666,524	1,666,524
Total depreciation & amortization	206,923	411,994	196,362	815,279

FY 2002
Total revenues	$5,819,742	$14,692,696	$—	$20,512,438
Intersegment revenues	—	(1,073,361)	—	(1,073,361)
Revenue from external customers	5,819,742	13,619,335	—	19,439,077
Segment profit (loss)	1,750,056	3,898,178	(2,440,292)	3,207,942
Total assets	2,009,009	9,310,982	5,475,400	16,795,391
Capital expenditures	139,948	216,822	367,360	724,130
Total depreciation & amortization	272,359	432,714	200,154	905,227

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

	2004	2003	2002
Interest paid	$144,936	$298,141	$448,384
Income taxes paid	212,393	1,088,692	1,024,208
Non-Cash Investing Activities:
Company financed sales of retail store asset	$—	$—	$1,429,317
Dividend payable	236,108	—	—
Fair value of assets received upon foreclosure of notes:
Tangible store assets
Held for sale	—	430,260	—
Store to be operated	—	82,917	—
Goodwill	—	242,083	—

NOTE 11 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. For fiscal 2004, the Company made an additional discretionary contribution by doubling the normal matching. During the years ended February 28 or 29, 2004, 2003 and 2002, the Company’s contribution was approximately $63,000, $33,000 and $33,000, respectively, to the plan.

NOTE 12 — STORE SALES AND FORECLOSURES

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

At February 29, 2004, the Company has $962,300 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.5% to 12.5%. The notes mature through October 2006 and are secured by the assets financed.

NOTE 12 — STORE SALES AND FORECLOSURES — CONTINUED

During fiscal 2002 the Company adjusted the repayment schedule of the notes from a single franchisee to correspond to the franchisee’s store operating cycles. The Company also financed an additional $300,000 of inventory and wrote-off $243,750 of the notes receivable. During fiscal 2003 the Company financed $230,000 for an additional store for the franchisee. During the third quarter of fiscal 2003 the Company recorded an additional $1,667,000 provision for potential loss on accounts and notes receivable and foreclosure costs related to the insolvency of this franchisee. In December 2002, the Company foreclosed on four of the stores previously operated by the franchisee and planned to operate one such retail outlet as a Company-owned store and sell three stores to other franchisees (Note 15). At February 28, 2003 the Company has no balance recorded for notes receivable from this franchisee.

NOTE 13 — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fourth quarter ended February 28 (29), 2004 and 2003:

	Fiscal Quarter
2004	First	Second	Third	Fourth	Total
Total revenue	$3,926,799	$5,471,253	$5,801,058	$5,933,718	$21,132,828
Gross margin	1,041,551	1,653,081	1,791,704	1,646,522	6,132,858
Net income	381,137	679,770	630,402	627,737	2,319,046
Basic earnings per share	.09	.16	.15	.15	.55
Diluted earnings per share	.09	.15	.14	.14	.52

	Fiscal Quarter
2003	First	Second	Third	Fourth	Total
Total revenue	$3,972,339	$5,066,360	$5,632,577	$4,790,196	$19,461,472
Gross margin	1,213,860	1,477,146	1,505,766	1,111,001	5,307,773
Net income (loss)	459,427	615,840	(472,653)	249,734	852,348
Basic earnings (loss) per share	.11	.15	(.11)	.06	.21
Dilute earnings (loss) per share	.10	.14	(.11)	.06	.19

NOTE 14 — GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets consist of the following at February 28 or 29:

		2004		2003
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$43,508	$189,640	$23,034
Packaging licenses	3-5 Years	95,831	73,865	95,831	61,670
Packaging design	10 Years	403,238	88,588	403,238	46,838
Total		704,846	205,961	688,709	131,542
Intangible assets not subject to amortization
Franchising segment—
Company stores goodwill		1,275,962	336,847	1,182,083	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment—Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,772,083	732,211
Total intangible assets		$2,570,808	$938,172	$2,460,792	$863,753

NOTE 14 — GOODWILL AND INTANGIBLE ASSETS — CONTINUED

Amortization expense related to intangible assets totaled $74,419 and $87,498 during the fiscal year ended February 28 or 29, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of February 29, 2004 is as follows:

2005	$77,800
2006	72,100
2007	61,100
2008	61,100
2009	61,100
Thereafter	165,685
Total	498,885

Net income and earnings per share for the year ended February 28 or 29, 2004, 2003 and 2002 adjusted to exclude goodwill amortization is as follows:

	2004	2003	2002
Reported net income	$2,319,046	$852,348	$1,995,342
Goodwill amortization, net of tax	—	—	73,152
Adjusted net income	$2,319,046	$852,348	$2,068,494
Basic earnings per share:
Reported net income	$.55	$.21	$.49
Goodwill amortization, net of tax	—	—	.02
Adjusted net income	$.55	$.21	$.51
Diluted earnings per share:
Reported net income	$.52	$.19	$.46
Goodwill amortization, net of tax	—	—	.02
Adjusted net income	$.52	$.19	$.48

NOTE 15 — ASSETS HELD FOR SALE

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46(R) (FIN 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity. The Company does not anticipate FIN 46(R) to have a material effect on the Company’s financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2004 the Company dismissed Grant Thornton LLP as the Company’s independent accountant and engaged Ehrhardt Keefe Steiner & Hottman PC as the Company’s new independent accountant. The Company hereby incorporates by reference the information contained in its Current Report on Form 8-K filed with the Commission on February 17, 2004.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on July 16, 2004 (the “Proxy Statement”).

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

PART IV.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements

     2. Financial Statement Schedules

Page

Report of Independent Certified Public Accountants on Schedules	42
SCHEDULE II — Valuation and Qualifying Accounts	42

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado

In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated April 23, 2004, which is included in Part II of this Form 10-K, we have also audited Schedule II for the year ended February 29, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Ehrhardt Keefe Steiner & Hottman PC

April 23, 2004
Denver, Colorado

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

GRANT THORNTON LLP

Dallas, Texas
April 18, 2003

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End of
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 29, 2004 Valuation Allowance for Accounts and Notes Receivable	$114,563	$50,000	$43,928	$120,635
Year Ended February 28, 2003 Valuation Allowance for Accounts and Notes Receivable	298,959	1,754,524	1,938,920	114,563
Year Ended February 28, 2002 Valuation Allowance for Accounts and Notes Receivable	202,544	162,046	65,631	298,959

     3. Exhibits

Exhibit		Incorporated by
Number	Description	Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended November 30, 2003.

10.1	Form of Stock Option Agreement for the Registrant *	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

     3. Exhibits — (continued)

Exhibit		Incorporated by
Number	Description	Reference to
10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990 *	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers *	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2003.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant *	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990 *	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant*	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.14	Commodity Contract with Guittard Chocolate Company	Filed herewith.

23.1	Consent of Independent Certified Public Accountants	Filed herewith.

     3. Exhibits — (continued)

Exhibit		Incorporated by
Number	Description	Reference to
31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant TO Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

99.1	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Current Report on Form 8K of the Registrant filed on February 17, 2004 and exhibit 16.1 thereto.

     (b) Reports on Form 8-K.

A report on Form 8-K was filed by the Registrant on January 8, 2004, disclosing Item 12 and Item 7 information. A report on Form 8-K were was filed by the Registrant on February 17, 2004, disclosing Item 4 and Item 7 information. No other reports on Form 8-K were filed during the fourth quarter of the year ended February 29, 2004. The Company filed a report on Form 8-K on May 6, 2004 disclosing Item 12 and Item 7 information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer,Chief Financial Officer, Treasurer and Director

Date: May 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2004	/s/ Franklin E. Crail
FRANKLIN E. CRAIL
Chairman of the Board of Directors, President, and Director (principal executive officer)

Date: May 25, 2004	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)

Date: May 25, 2004	/s/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 25, 2004	/s/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 25, 2004	/s/ Fred M. Trainor
FRED M. TRAINOR, Director

Date: May 25, 2004	/s/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

EXHIBIT INDEX

Exhibit		Incorporated by
Number	Description	Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant.	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2003.

10.1	Form of Stock Option Agreement for the Registrant	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990 *	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers *	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2003.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant *	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

Exhibit		Incorporated by
Number	Description	Reference to
10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990 *	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant*	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan*	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.14	Commodity Contract with Guittard Chocolate Company	Filed herewith.

23.1	Consent of Independent Certified Public Accountants	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

99.1	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Current Report on Form 8K of the Registrant filed on February 17, 2004 and exhibit 16.1 thereto.