Form 10-K/A
period 2004-02-29
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2004-06-28
CIK 785815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
SIGNATURES

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is an amendment to the Rocky Mountain Chocolate Factory, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (the “2004 Annual Report”). The purpose of this Form 10-K/A is to replace, in its entirety, Part III, Item 10. Directors and Executive Officers Of The Registrant, of the Company’s 2004 Annual Report. The changes to Part III, Item 10 consist of the following: Delay of the Company’s annual meeting from July 16, 2004 to August 13, 2004. This Form 10-K/A does not update, modify, or amend any other disclosure to reflect developments since the original filing date or otherwise.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Shareholders expected to be held on August 13, 2004 (the “Proxy Statement”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
/s/ Bryan J. Merryman BRYAN J. MERRYMAN Chief Operating Officer,Chief Financial Officer, Treasurer and Director

Date: June 28, 2004