Form 10-Q
period 2004-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2004-07-14
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

On June 30, 2004 the registrant had outstanding 4,236,922 shares of its common stock, $.03 par value.

The exhibit index is located on page 16.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF INCOME

	Three Months Ended May 31,
	2004	2003
	Unaudited
Revenues
Sales	$3,583,836	$2,967,383
Franchise and royalty fees	1,141,448	959,416
Total revenues	4,725,284	3,926,799
Costs and Expenses
Cost of sales	2,145,386	1,925,832
Franchise costs	294,956	246,916
Sales and marketing	274,920	253,884
General and administrative	508,775	430,473
Retail operating	346,895	235,975
Depreciation and amortization	201,619	200,972
Total costs and expenses	3,772,551	3,294,052
Income from Operations	952,733	632,747
Other Income (Expense)
Interest expense	(27,509)	(43,329)
Interest income	26,403	23,339
Other, net	(1,106)	(19,990)
Income Before Income Taxes	951,627	612,757
Provision for Income Taxes	359,715	231,620
Net Income	$591,912	$381,137
Basic Earnings per Common Share	$.14	$.09
Diluted Earnings per Common Share	$.13	$.09
Weighted Average Common Shares Outstanding — Basic	4,286,995	4,147,298
Dilutive Effect of Employee Stock Options	309,800	251,318
Weighted Average Common Shares Outstanding — Diluted	4,596,795	4,398,616

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

BALANCE SHEETS

	May 31,	February 29,
	2004	2004
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$3,616,726	$4,552,283
Accounts receivable, less allowance for doubtful accounts of $71,508 and $73,630	2,035,180	2,388,848
Notes receivable	315,100	313,200
Inventories	2,760,390	2,471,810
Deferred income taxes	149,304	149,304
Other	469,539	353,733
Total current assets	9,346,239	10,229,178
Property and Equipment, Net	5,565,354	5,456,695
Other Assets
Notes receivable, less valuation allowance of $47,005	545,666	602,095
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	480,870	498,885
Other	48,908	46,641
Total other assets	2,209,195	2,281,372
Total assets	$17,120,788	$17,967,245
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$999,000	$1,080,400
Accounts payable	783,939	952,542
Accrued salaries and wages	390,967	1,091,596
Other accrued expenses	342,897	474,906
Income taxes payable	306,008	—
Dividend payable	258,568	236,108
Total current liabilities	3,081,379	3,835,552
Long-Term Debt, Less Current Maturities	1,753,540	1,986,174
Deferred Income Taxes	555,567	555,567
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value; 7,250,000 shares authorized; 4,286,722 and 4,272,820 issued and outstanding	128,602	128,185
Additional paid-in capital	6,504,741	2,682,631
Retained earnings	5,096,959	8,779,136
Total stockholders’ equity	11,730,302	11,589,952
Total liabilities and stockholders’ equity	$17,120,788	$17,967,245

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 31,
	2004	2003
	Unaudited
Cash Flows From Operating activities
Net income	$591,912	$381,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,619	200,972
Loss on sale of property and equipment	36,910	339
Changes in operating assets and liabilities:
Accounts receivable	353,668	129,129
Refundable income taxes	—	438,984
Inventories	(288,580)	250,565
Other assets	(120,427)	(131,734)
Accounts payable	(168,603)	13,789
Accrued liabilities	(525,748)	(268,721)
Net cash provided by operating activities	80,761	1,014,460
Cash Flows From Investing Activities
Proceeds received on notes receivable	54,529	24,176
Proceeds from sale of assets	7,095	65,240
Purchases of property and equipment	(332,239)	(66,684)
Increase in other assets	(2,557)	(9,162)
Net cash provided by (used in) investing activities	(273,172)	13,570
Cash Flows From Financing Activities
Payments on long-term debt	(314,034)	(300,523)
Repurchase and redemption of common stock	(320,331)	—
Dividends paid	(236,108)	—
Costs of stock dividend	(7,942)	—
Proceeds from exercise of stock options	135,279	114,886
Net cash used in financing activities	(743,136)	(185,637)
Net Increase (Decrease) in Cash and Cash Equivalents	(935,557)	842,393
Cash and Cash Equivalents, Beginning of Period	4,552,283	1,282,972
Cash and Cash Equivalents, End of Period	$3,616,726	$2,125,365

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at May 31, 2004:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	8	8
Franchise stores — U.S.	19	228	247
Franchise stores — International	—	30	30
	19	266	285

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the quarters ended May 31, 2004 or 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three months ending May 31 (in 000’s except per share amounts):

	2004	2003
Net Income – as reported	$592	$381
Add: Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	17	18
Net Income – pro forma	575	363
Basic Earnings per Share-as reported	.14	.09
Diluted Earnings per Share-as reported	.13	.09
Basic Earnings per Share-pro forma	.13	.09
Diluted Earnings per Share-pro forma	.13	.08

Recently Issued Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The Exposure Draft covers the accounting for transactions in which an enterprise pays for employee services with share-based payments including employee stock options.

Under the Exposure Draft, all share-based payments would be treated as other forms of compensation by recognizing the related costs generally measured as the fair value at the date of grant in the income statement.

If adopted as proposed, the Company would record as an expense the fair value of the options issued. Based on the number of options issued, the Company would decrease its net income and retained earnings by approximately $17,000 for the first quarter ended May 31, 2004 and $18,000 for the first quarter ended May 31, 2003. If adopted, this pronouncement would be effective for the fiscal year beginning March 1, 2005.

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2004 and 2003, zero and 234,300 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	May 31, 2004	February 29, 2004
Ingredients and supplies	$1,277,925	$1,363,524
Finished candy	1,482,465	1,108,286
	$2,760,390	$2,471,810

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	May 31, 2004	February 29, 2004
Land	$513,618	$513,618
Building	3,909,277	3,864,582
Machinery and equipment	7,170,892	7,106,039
Furniture and fixtures	619,376	637,523
Leasehold improvements	477,757	494,515
Transportation equipment	180,723	180,723
	12,871,643	12,797,000
Less accumulated depreciation	7,306,289	7,340,305
Property and equipment, net	$5,565,354	$5,456,695

NOTE 5 — STOCKHOLDERS’ EQUITY

Stock Dividend

On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. Shareholders received one additional share of Common Stock for every ten shares owned prior to the record date. Subsequent to the dividend there were 4,286,722 shares outstanding.

All share and per share data have been restated in all years presented to give effect to the stock dividend.

Stock Repurchases

Between March 11, 2004 and May 27, 2004 the Company repurchased 36,440 Company shares at an average price of $8.79 per share. In June 2004 the Company repurchased 53,000 Company shares at an average price of $9.88 per share.

Cash Dividend

The Company paid a quarterly cash dividend of $0.0545 per common share on March 16, 2004 to shareholders of record on March 3, 2004. On May 21, 2004, the Company declared a quarterly cash dividend of $0.06 per common share payable on June 16, 2004 to shareholders of record on June 3, 2004.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2004	2003
Cash paid (received) for:
Interest	$26,166	$42,945
Income taxes	175,110	(289,685)
Non-Cash Investing Activities:
Dividend payable	$258,568	$—

NOTE 7 – OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company’s retail stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 29, 2004. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

NOTE 7 – OPERATING SEGMENTS – (continued)

	Franchising	Manufacturing	Other	Total
Three Months Ended May 31, 2004
Total revenues	$1,693,008	$3,297,135	$—	$4,990,143
Intersegment revenues	—	(264,859)	—	(264,859)
Revenue from external Customers	1,693,008	3,032,276	—	4,725,284
Segment profit (loss) before income taxes	531,821	942,167	(522,361)	951,627
Total assets	2,717,808	8,014,732	6,388,248	17,120,788
Capital expenditures	142,431	89,362	100,446	332,239
Total depreciation & Amortization	57,338	96,434	47,847	201,619
Three Months Ended May 31, 2003
Total revenues	$1,356,039	$2,756,516	$—	$4,112,555
Intersegment revenues	—	(185,756)	—	(185,756)
Revenue from external Customers	1,356,039	2,570,760	—	3,926,799
Segment profit (loss) before income taxes	469,815	644,102	(501,160)	612,757
Total assets	2,260,508	8,125,758	5,638,548	16,024,814
Capital expenditures	20,244	51,502	(5,062)	66,684
Total depreciation & Amortization	54,459	98,777	47,736	200,972

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets consist of the following:

		May 31, 2004		February 29, 2004
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$48,627	$205,777	$43,508
Packaging licenses	3-5 Years	95,831	76,611	95,831	73,865
Packaging design	10 Years	403,238	98,738	403,238	88,588
Total		704,846	223,976	704,846	205,961
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211
Total intangible assets		$2,570,808	$956,187	$2,570,808	$938,172

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense related to intangible assets totaled $18,015 and $18,126 during the three months ended May 31, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2004 is as follows:

Remainder of fiscal 2005	$54,000
2006	77,800
2007	61,100
2008	61,100
2009	61,100
Thereafter	165,770
Total	480,870

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity of its franchise system of its product introductions and promotional programs. Same store pounds purchased from the factory did increase in the first quarter of Fiscal 2005.

As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as “will,” “anticipate,” “expect,” “believe,” “intend,” “estimate,” “project,” “plan” or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended May 31, 2004 Compared to the Three Months Ended May 31, 2003

Basic earnings per share increased 55.6% from $.09 for the three months ended May 31, 2003 to $.14 for the three months ended May 31, 2004. Revenues increased 20.3% from fiscal 2004 to fiscal 2005. Operating income increased 50.6% from $633,000 in fiscal 2004 to $953,000 in fiscal 2005. Net income increased 55.3% from $381,000 in fiscal 2004 to $592,000 in fiscal 2005. The increase in earnings per share, operating income, and net income for the first three months of fiscal 2005 versus the same period in fiscal 2004 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues

	Three Months Ended
	May 31,			%
($’s in thousands)	2004	2003	Change	Change
Factory sales	$3,032.3	$2,570.8	$461.5	18.0%
Retail sales	551.6	396.6	155.0	39.1%
Franchise fees	141.7	146.9	(5.2)	(3.5%)
Royalty and Marketing fees	999.7	812.5	187.2	23.0%
Total	$4,725.3	$3,926.8	$798.5	20.3%

Factory Sales

The increase in factory sales was due to growth in the average number of franchised stores in operation to 254 in fiscal 2005 from 228 in fiscal 2004. Also contributing to this increase was growth in same store pounds purchased from the factory by franchised stores of 6.6%.

Retail Sales

The increase in retail sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 resulted primarily from an increase in the average number of Company-owned stores in operation in the first quarter of fiscal 2005 (8) versus the same period last year (5). An increase in same store retail sales of 4.5% also contributed to this increase.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation, from 195 in fiscal 2004 to 224 in fiscal 2005, and same store sales of 5.1%. Franchise fee revenues in fiscal 2005 approximated those of fiscal 2004.

Costs and Expenses

	Three months ended			%
($’s in thousands)	2004	2003	Change	Change
Cost of sales — factory	$1,937.7	$1,776.2	$161.5	9.1%
Cost of sales — retail	207.7	149.6	58.1	38.8%
Franchise costs	294.9	246.9	48.0	19.4%
Sales and marketing	274.9	253.9	21.0	8.3%
General and administrative	508.8	430.5	78.3	18.2%
Retail operating	346.9	236.0	110.9	47.0%
Total	$3,570.9	$3,093.1	$477.8	15.4%

Gross margin

	Three months ended
($’s in thousands)	2004	2003	Change	Change
Factory	$1,094.6	$794.6	$300.0	37.8%
Retail	343.9	247.0	96.9	39.2%
Total	$1,438.5	$1,041.6	$396.9	38.1%
(Percent)
Factory	36.1%	30.9%	5.2%	16.8%
Retail	62.3%	62.3%	0.0%	0.0%
Total	40.1%	35.1%	5.0%	14.2

Cost of Sales

Factory margins improved 520 basis points from fiscal 2004 to fiscal 2005 due primarily to a reduction in excess inventory, and the resultant increase in utilization of our manufacturing facilities.

Franchise Costs

The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures as well as costs incurred related to the Company’s bi-annual franchisee convention. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 25.8% in the first quarter of fiscal 2005 from 25.7% in the first quarter of fiscal 2004. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs.

Sales and Marketing

The increase in sales and marketing is due primarily to a planned increase in personnel costs as well as higher planned advertising and marketing expense.

General and Administrative

The increase in general and administrative costs is due primarily to the disposal of assets associated with the remodel of the Company’s Durango, Colorado store. Increased compensation costs and director fees also contributed to the change. As a percentage of total revenues, general and administrative expense decreased to 10.8% in fiscal 2005 from 11.0% in fiscal 2004.

Retail Operating Expenses

The increase in retail operating expenses was due primarily to an increase in the number of stores in operation during the first quarter of fiscal 2005 versus the first quarter of fiscal 2004. Retail operating expenses, as a percentage of retail sales, increased from 59.5% in the first quarter of fiscal 2004 to 62.9% in the first quarter of fiscal 2005 due to a change in mix of stores in operation and related seasonality.

Depreciation and Amortization

Depreciation and amortization of $201,600 in the first quarter of fiscal 2005 was approximately equal to the $201,000 incurred in the first quarter of fiscal 2004.

Other Expense, Net

Other expense, net, of $1,100 incurred in the first quarter of fiscal 2005 represents a 94.5% decrease from the $20,000 incurred in the first quarter of fiscal 2004, due primarily to lower interest expense on lower average outstanding amounts of long-term debt plus increased interest income on notes receivable and invested cash.

Income Tax Expense

The Company’s effective income tax rate in the first quarter of fiscal 2005 was 37.8% which is the same rate as the first quarter of fiscal 2004.

Liquidity and Capital Resources

As of May 31, 2004 working capital was $6.3 million, compared with $6.4 million as of February 29, 2004, a decrease of $100,000.

Cash and cash equivalent balances decreased from $4.6 million of February 29, 2004 to $3.6 million as of May 31, 2004 as a result of cash flows used in financing and investing activities in excess of cash flows provided by operating activities. The Company’s current ratio was 3.03 to 1 at May 31, 2004 in comparison with 2.67 to 1 at February 29, 2004. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company’s long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of May 31, 2004 of $1.8 million), and chattel mortgage notes (unpaid balance as of May 31, 2004 of $1.0 million) used to improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million ($2.5 million available as of May 31, 2004) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July 2004.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2005.

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

As of May 31, 2004, all of the Company’s long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of May 31, 2004, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

Item 2. Changes in Securities and Use of Proceeds

   Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar Value
	(a) Total Number	(b) Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs(1)	Programs(2)
March 2004	31,440	$8.68	31,440	$817,430
April 2004	-0-	-0-	-0-	817,430
May 2004	5,000	9.47	5,000	770,074
Total	36,440	$8.79	36,440	$770,074

     (1) At the end of the Company’s fiscal year, the Company had purchased 120,285 shares for $909,594 in the open market. During the first quarter of Fiscal 2005 ending May 31, 2004, the Company purchased an additional 36,440 shares for $320,331 in the open market.

     (2) On both September 26, 2003 and February 23, 2004, the Company announced plans to repurchase up to $1,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The September 26, 2003 plan was completed in March 2004. The Company intends to continue the February 23, 2004 plan until it has been fulfilled.

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

   B. Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on May 8, 2003 disclosing Item 5 information. A current report on Form 8-K was furnished to the SEC on June 29, 2004 disclosing Item 12 and Item 7 information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 14, 2004	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

10.1	Current form of Franchise Agreement used by the Registrant.

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer