Form 10-Q
period 2004-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2004-10-01
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act). Yes ☐   No ☒ .

On September 15, 2004 the registrant had outstanding 4,287,402 shares of its common stock, $.03 par value.

The exhibit index is located on page 17.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Revenues
Sales	$4,539,188	$4,310,622	$8,123,024	$7,278,005
Franchise and royalty fees	1,328,749	1,160,631	2,470,197	2,120,047
Total revenues	5,867,937	5,471,253	10,593,221	9,398,052
Costs and Expenses
Cost of sales	2,558,302	2,657,541	4,703,688	4,583,373
Franchise costs	317,352	251,629	612,308	498,545
Sales and marketing	272,351	252,085	547,271	505,969
General and administrative	525,018	510,966	1,033,793	941,439
Retail operating	379,308	463,495	726,203	699,470
Depreciation and amortization	201,264	227,069	402,883	428,041
Total costs and expenses	4,253,595	4,362,785	8,026,146	7,656,837
Income from Operations	1,614,342	1,108,468	2,567,075	1,741,215
Other Income (Expense)
Interest expense	(24,068)	(38,503)	(51,577)	(81,832)
Interest income	22,982	22,915	49,385	46,254
Total other, net	(1,086)	(15,588)	(2,192)	(35,578)
Income Before Income Taxes	1,613,256	1,092,880	2,564,883	1,705,637
Provision for Income Taxes	609,810	413,110	969,525	644,730
Net Income	$1,003,446	$679,770	$1,595,358	$1,060,907
Basic Earnings per Common Share	$.24	$.16	$.37	$.25
Diluted Earnings per Common Share	$.22	$.15	$.35	$.24
Weighted Average Common Shares Outstanding	4,264,180	4,174,225	4,275,511	4,160,762
Dilutive Effect of Stock Options	329,006	304,080	317,719	277,698
Weighted Average Common Shares Outstanding, Assuming Dilution	4,593,186	4,478,305	4,593,230	4,438,460

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

BALANCE SHEETS

	August 31,	February 29,
	2004	2004
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,011,426	$4,552,283
Accounts receivable, less allowance for doubtful accounts of $66,337 and $73,630 respectively	2,676,603	2,388,848
Notes receivable	434,300	313,200
Inventories	3,203,566	2,471,810
Deferred income taxes	149,304	149,304
Other	463,952	353,733
Total current assets	9,939,151	10,229,178
Property and Equipment, Net	5,534,597	5,456,695
Other Assets
Notes receivable, less valuation allowance of $47,005	361,283	602,095
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	462,856	498,885
Other	94,529	46,641
Total other assets	2,052,419	2,281,372
Total assets	$17,526,167	$17,967,245
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$854,100	$1,080,400
Accounts payable	1,176,156	952,542
Accrued salaries and wages	327,452	1,091,596
Other accrued expenses	630,295	474,906
Dividend payable	258,628	236,108
Total current liabilities	3,246,631	3,835,552
Long-Term Debt, Less Current Maturities	1,588,159	1,986,174
Deferred Income Taxes	555,567	555,567
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value, 7,250,000 shares authorized, 4,287,402 and 4,272,820 issued and outstanding	128,622	128,185
Additional paid-in capital	6,165,411	2,682,631
Retained earnings	5,841,777	8,779,136
Total stockholders’ equity	12,135,810	11,589,952
Total liabilities and stockholders’ equity	$17,526,167	$17,967,245

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2004	2003
Cash Flows From Operating activities
Net income	$1,595,358	$1,060,907
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	402,883	428,041
Provision for doubtful accounts	—	50,000
Provision for obsolete inventory	30,000	—
Loss (gain) on sale of property and equipment	36,207	(1,252)
Changes in operating assets and liabilities:
Accounts receivable	(287,755)	(507,330)
Refundable income taxes	—	502,419
Inventories	(761,756)	564,393
Other current assets	(114,504)	(84,163)
Accounts payable	223,614	14,429
Accrued liabilities	(606,972)	(97,644)
Net cash provided by operating activities	517,075	1,929,800
Cash Flows From Investing Activities
Proceeds received on notes receivable	119,712	105,042
Addition to notes receivable	—	(52,362)
Proceeds from sale of assets	20,900	75,327
Purchases of property and equipment	(480,309)	(90,238)
Increase in other assets	(61,983)	(9,305)
Net cash (used in) provided by investing activities	(401,680)	28,464
Cash Flows From Financing Activities
Payments on long-term debt	(624,315)	(605,105)
Repurchase and redemption of common stock	(844,205)	—
Dividends paid	(494,676)	—
Costs of stock dividend	(7,942)	—
Proceeds from exercise of stock options	314,886	138,280
Net cash used in financing activities	(1,656,252)	(466,825)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,540,857)	1,491,439
Cash and Cash Equivalents, Beginning of Period	4,552,283	1,282,972
Cash and Cash Equivalents, End of Period	$3,011,426	$2,774,411

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of RMCF stores at August 31, 2004:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	8	8
Franchise stores – Domestic stores	20	216	236
Franchise Stores – Domestic kiosks	3	13	16
Franchise units – International	—	31	31
	23	268	291

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the quarters ended August 31, 2004 or 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three and six months ending August 31, (in 000’s except per share amounts):

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – CONTINUED

Stock-Based Compensation – Continued

	Three Months ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net Income - as reported	$1,003	$680	$1,595	$1,061
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	43	18	60	37
Net Income - pro forma	960	662	1,535	1,024
Basic Earnings per Share-as reported	.24	.16	.37	.25
Diluted Earnings per Share-as reported	.22	.15	.35	.24
Basic Earnings per Share-pro forma	.23	.16	.36	.25
Diluted Earnings per Share-pro forma	.21	.15	.34	.23

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended August 31, 2004 and 2003, zero and 143,550 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2004 and 2003, zero and 188,922 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2004	February 29, 2004
Ingredients and supplies	$1,550,455	$1,363,524
Finished candy	1,653,111	1,108,286
	$3,203,566	$2,471,810

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2004	February 29, 2004
Land	$513,618	$513,618
Building	3,921,823	3,864,582
Machinery and equipment	7,287,728	7,106,039
Furniture and fixtures	631,579	637,523
Leasehold improvements	484,011	494,515
Transportation equipment	180,723	180,723
	13,019,482	12,797,000
Less accumulated depreciation	7,484,885	7,340,305
Property and equipment, net	$5,534,597	$5,456,695

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Dividend

On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. Shareholders received one additional share of Common Stock for every ten shares owned prior to the record date. Subsequent to the dividend there were 4,286,722 shares outstanding.

All share and per share data have been restated in all periods presented to give effect to the stock dividend.

NOTE 5 – STOCKHOLDERS’ EQUITY – CONTINUED

Stock Repurchases

Between March 11, 2004 and June 14, 2004 the Company repurchased 89,440 Company shares at an average price of $9.44 per share.

Cash Dividend

The Company paid a quarterly cash dividend of $0.0545 per common share on March 16, 2004 to shareholders of record on March 3, 2004. The Company paid a quarterly cash dividend of $0.06 per common share on June 16, 2004 to shareholders of record on June 3, 2004. On August 23, 2004, the Company declared a quarterly cash dividend of $0.06 per common share payable on September 16, 2004 to shareholders of record on September 2, 2004.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2004	2003
Cash paid (received) for:
Interest	$51,333	$81,563
Income taxes	835,210	(208,635)
Non-Cash Financing Activities
Dividend Payable	$258,628	$189,969

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

	Franchising	Manufacturing	Other	Total
Three Months Ended August 31, 2004
Total revenues	$2,137,006	$4,117,397	$—	$6,254,403
Intersegment revenues	—	(386,466)	—	(386,466)
Revenue from external customers	2,137,006	3,730,931	—	5,867,937
Segment profit (loss)	868,808	1,319,101	(574,653)	1,613,256
Total assets	2,752,993	8,915,001	5,858,173	17,526,167
Capital expenditures	22,606	41,710	83,754	148,070
Total depreciation & amortization	56,983	96,434	47,847	201,264

NOTE 7 – OPERATING SEGMENTS – CONTINUED

	Franchising	Manufacturing	Other	Total
Three Months Ended August 31, 2003
Total revenues	$2,066,048	$3,693,068	$—	$5,759,116
Intersegment revenues	—	(287,863)	—	(287,863)
Revenue from external customers	2,066,048	3,405,205	—	5,471,253
Segment profit (loss)	763,317	905,443	(575,880)	1,092,880
Total assets	2,501,641	8,302,240	5,789,641	16,593,522
Capital expenditures	2,003	2,537	19,014	23,554
Total depreciation & amortization	79,846	99,487	47,736	227,069

	Franchising	Manufacturing	Other	Total
Six Months Ended August 31, 2004
Total revenues	$3,830,014	$7,414,532	$—	$11,244,546
Intersegment revenues	—	(651,325)	—	(651,325)
Revenue from external customers	3,830,014	6,763,207	—	10,593,221
Segment profit (loss)	1,400,629	2,261,268	(1,097,014)	2,564,883
Total assets	2,752,993	8,915,001	5,858,173	17,526,167
Capital expenditures	165,037	131,072	184,200	480,309
Total depreciation & amortization	114,320	192,869	95,694	402,883
Six Months Ended August 31, 2003
Total revenues	$3,422,087	$6,449,584	$—	$9,871,671
Intersegment revenues	—	(473,619)	—	(473,619)
Revenue from external customers	3,422,087	5,975,965	—	9,398,052
Segment profit (loss)	1,233,133	1,549,544	(1,077,040)	1,705,637
Total assets	2,501,641	8,302,240	5,789,641	16,593,522
Capital expenditures	22,247	54,039	13,952	90,238
Total depreciation & amortization	134,305	198,264	95,472	428,041

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

Intangible assets consist of the following:

		August 31, 2004		February 29, 2004
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$53,746	$205,777	$43,508
Packaging licenses	3-5 Years	95,831	79,356	95,831	73,865
Packaging design	10 Years	403,238	108,888	403,238	88,588
Total		704,846	241,990	704,846	205,961
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211
Total intangible assets		$2,570,808	$974,201	$2,570,808	$938,172

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS – CONTINUED

Amortization expense related to intangible assets totaled $36,029 and $37,815 during the six months ended August 31, 2004 and 2003, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2004 is as follows:

Remainder of fiscal 2005	$36,000
2006	77,800
2007	61,100
2008	61,100
2009	61,100
Thereafter	165,756
Total	462,856

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity of its franchise system of its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores increased 6.6% in the first quarter, 15.5% the second quarter and 11.9% in the first six months of Fiscal 2005.

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

Results of Operations

Three Months Ended August 31, 2004 Compared to the Three Months Ended August 31, 2003

Basic earnings per share increased 50.0% from $.16 for the three months ended August 31, 2003 to $.24 for the three months ended August 31, 2004. Revenues increased 7.3% from fiscal 2004 to fiscal 2005. Operating income increased 45.6% from $1.1 million in fiscal 2004 to $1.6 million in fiscal 2005. Net income increased 47.6% from $680,000 in fiscal 2004 to $1.0 million in fiscal 2005. The increase in earnings per share, operating income, and net income for the second quarter of fiscal 2005 versus the same period in fiscal 2004 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

	Three Months Ended
	August 31,			%
($’s in thousands)	2004	2003	Change	Change
Factory sales	$3,730.9	$3,405.2	$325.7	9.6%
Retail sales	808.2	905.4	(97.2)	(10.7%)
Franchise fees	153.2	162.9	(9.7)	(6.0%)
Royalty and Marketing fees	1,175.6	997.8	177.8	17.8%
Total	$5,867.9	$5,471.3	$396.6	7.2%

Factory Sales

Factory sales increased for the three months ended August 31, 2004 due to a 15.5% increase in same store pounds purchased from the factory by franchised stores and a 54.3% increase in pounds purchased by new franchised stores when compared to the three months ended August 31, 2003. The average number of franchised stores in operation increased to 260 in the second quarter of fiscal 2005 from 226 in fiscal 2004. These increases in factory sales were partially offset by timing differences in product shipments to the Company’s single largest customer outside its system of franchised retail stores. Although sales to this customer decreased 78.9% in the second quarter of fiscal 2005 when compared to the same period in the prior fiscal year, total sales to this customer in fiscal 2005 will exceed fiscal 2004 levels.

Retail Sales

Same store retail sales increased 9.0% in the second quarter of fiscal 2005 compared to the same period in the prior year. This increase was offset by an accounting adjustment of $164,200 related to management’s decision in the second quarter of fiscal 2004 to own and operate three company-owned stores that were previously classified as held for sale.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 14.5% from 200 in the second quarter of fiscal 2004 to 229 in 2005 and same store sales grew 5.6% in the second quarter of fiscal 2005 compared to the same period last year. Franchise fee revenues in the second quarter of fiscal 2005 was approximately the same as the second quarter of fiscal 2004.

Costs and Expenses

	Three months ended			%
($’s in thousands)	2004	2003	Change	Change
Cost of sales – factory	$2,259.1	$2,349.8	$(90.7)	(3.9%)
Cost of sales – retail	299.2	307.8	(8.6)	(2.8%)
Franchise costs	317.4	251.6	65.8	26.2%
Sales and marketing	272.4	252.1	20.3	8.1%
General and administrative	525.0	510.9	14.1	2.8%
Retail operating	379.3	463.5	(84.2)	(18.2%)
Total	$4,052.4	$4,135.7	$(83.3)	(2.0%)

Gross margin

	Three months ended			%
($’s in thousands)	2004	2003	Change	Change
Factory	$1,471.8	$1,055.4	$416.4	39.5%
Retail	509.0	597.6	(88.6)	(14.8%)
Total	$1,980.8	$1,653.0	$327.8	19.8%
(Percent)
Factory	39.4%	31.0%	8.4%	27.1%
Retail	63.0%	66.0%	(3.0%)	(4.5%)
Total	43.6%	38.3%	5.3%	13.8%

Costs and Expenses

Cost of Sales

Factory margins improved 840 basis points from fiscal 2004 to fiscal 2005 due primarily to a reduction in excess inventory and the resultant increase in utilization and efficiency of our manufacturing facilities. Reduction in Company-owned store margin is due to changes in mix of product sold, increase costs and static pricing.

Franchise Costs

The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures as well as costs incurred related to the Company’s bi-annual franchisee convention. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 23.9% in the second quarter of fiscal 2005 from 21.7% in the second quarter of fiscal 2004. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing is due primarily to a planned increase in personnel costs as well a higher planned advertising and marketing expense.

General and Administrative

The increase in general and administrative costs is due primarily to increased compensation costs and professional fees. As a percentage of total revenues, general and administrative expenses decreased to 8.9% in fiscal 2005 compared to 9.3% in fiscal 2004.

Retail Operating Expenses

The decrease in retail operating expenses was due to an accounting adjustment of $100,900 related to management’s decision in the second quarter of fiscal 2004 to own and operate three company-owned stores that were previously classified as held for sale. Retail operating expenses, as a percentage of retail sales, decreased from 51.2% in the second quarter of fiscal 2004 to 46.9% in the second quarter of fiscal 2005 due to more efficient operations.

Depreciation and Amortization

Depreciation and amortization of $201,000 in the second quarter of fiscal 2005 decreased 11.4% from $227,000 incurred in the second quarter of fiscal 2004 due primarily to an accounting adjustment of $12,100 related to management’s decision in the second quarter of fiscal 2004 to own and operate three Company-owned stores that were previously classified as held for sale and the increase in the estimated expected asset life of certain Company-owned retail stores in operation.

Other Expense, Net

Other expense, net of $1,100 incurred in the second quarter of fiscal 2005 represents a 93.0% decrease from the $16,000 incurred in the second quarter of fiscal 2003, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus increased interest income on notes receivable and invested cash.

Income Tax Expense

The Company’s effective income tax rate in the second quarter of fiscal 2005 was 37.8%, which is the same rate as the second quarter of fiscal 2004.

Six Months Ended August 31, 2004 Compared to the Six Months Ended August 31, 2003

Basic earnings per share increased 48.0% from $.25 for the six months ended August 31, 2003 to $.37 for the six months ended August 31, 2004. Revenues increased 12.7% from fiscal 2004 to fiscal 2005. Operating income increased 47.4% from $1.7 million in fiscal 2004 to $2.6 million in fiscal 2005. Net income increased 50.4% from $1.1 million in fiscal 2004 to $1.6 million in fiscal 2005. The increase in earnings per share, operating income, and net income for the first six months of fiscal 2005 versus the same period in fiscal 2004 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues

	Six Months Ended
	August 31,			%
($’s in thousands)	2004	2003	Change	Change
Factory sales	$6,763.2	$5,976.0	$787.2	13.2%
Retail sales	1,359.8	1,302.0	57.8	4.4%
Franchise fees	294.9	309.8	(14.9)	(4.8%)
Royalty and marketing fees	2,175.3	1,810.3	365.0	20.2%
Total	$10,593.2	$9,398.1	$1,195.1	12.7%

Factory Sales

Factory sales increased for the six months ended August 31, 2004 due to a 11.9% increase in same store pounds purchased from the factory by franchised stores and a 62.9% increase in pounds purchased by new franchised stores when compared to the six months ended August 31, 2003. The average number of stores in operation increased to 258 in the first six months of fiscal 2005 from 224 in fiscal 2004. These increases in factory sales were partially offset by timing differences in product shipments to the Company’s single largest customer outside its system of franchised retail stores. Although sales to this customer decreased 78.9% in the first six months of fiscal 2005 when compared to the same period in the prior fiscal year, total sales to this customer in fiscal 2005 will exceed fiscal 2004 levels.

Retail Sales

Same store retail sales increased 6.1% in the first six months of fiscal 2005 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 15.2% from 197 in the first six months of fiscal 2004 to 227 in 2005 and same store sales grew 5.6% in the first six months of fiscal 2005 compared to the same period last year. Franchise fee revenues in the first six months of fiscal 2005 were approximately the same as the first six months of fiscal 2004.

Costs and Expenses

	Six months ended			%
($’s in thousands)	2004	2003	Change	Change
Cost of sales - factory	$4,196.8	$4,126.0	$70.8	1.7%
Cost of sales - retail	506.9	457.4	49.5	10.8%
Franchise costs	612.3	498.5	113.8	22.8%
Sales and marketing	547.3	506.0	41.3	8.2%
General and administrative	1,033.8	941.4	92.4	9.8%
Retail operating	726.2	699.5	26.7	3.8%
Total	$7,623.3	$7,228.8	$394.5	5.5%

Gross margin

	Six months ended			%
($’s in thousands)	2004	2003	Change	Change
Factory	$2,566.4	$1,850.0	$716.4	38.7%
Retail	852.9	844.6	8.3	1.0%
Total	$3,419.3	$2,694.6	$724.7	26.9%
(Percent)
Factory	37.9%	31.0%	6.9%	22.3%
Retail	62.7%	64.9%	(2.2%)	(3.4%)
Total	42.1%	37.0%	5.1%	13.8%

Costs and Expenses

Cost of Sales

Factory margins improved 690 basis points from fiscal 2004 to fiscal 2005 due primarily to a reduction in excess inventory and the resultant increases in utilization and efficiency of our manufacturing facilities. The Company manufactured 45.7% more product in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Reduction in Company-owned store margin is due to changes in mix of product sold, increased costs and static pricing.

Franchise Costs

The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures as well as costs incurred related to the Company’s bi-annual franchisee convention. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 24.8% in the first six months of fiscal 2005 from 23.5% in the first six months of fiscal 2004. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing is due primarily to a planned increase in personnel costs as well as higher planned advertising and marketing expense.

General and Administrative

The increase in general and administrative costs is due primarily to increased compensation costs, professional fees, and the disposal of assets associated with the remodel of the Company’s Durango, Colorado store. A decrease in provision for bad debts partially offset these increases. As a percentage of total revenues, general and administrative expenses decreased to 9.8% in fiscal 2005 compared to 10.0% in fiscal 2004. This decrease resulted from a higher increase in total revenues relative to the increase in general and administrative costs.

Retail Operating Expenses

This increase was due primarily to increased compensation expense during the first six months of fiscal 2005 versus the first six months of fiscal 2004. Retail operating expenses, as a percentage of retail sales, decreased from 53.7% in the first six months of fiscal 2004 to 53.4% in the first six months of fiscal 2005 due to a higher increase in revenue relative to the increase in costs.

Depreciation and Amortization

Depreciation and amortization of $403,000 in the first six months of fiscal 2005 decreased 5.9% from $428,000 incurred in the first six months of fiscal 2004 due primarily to the increase in the estimated expected asset life of certain Company-owned retail stores in operation.

Other Expense, Net

Other expense, net of $2,200 incurred in the first six months of fiscal 2005 represents a 93.8% decrease from the $36,000 incurred in the first six months of fiscal 2004, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus increased interest income on notes receivable and invested cash.

Income Tax Expense

The Company’s effective income tax rate in the first six months of fiscal 2005 was 37.8% which is the same rate as the first six months of fiscal 2004.

Liquidity and Capital Resources

As of August 31, 2004, working capital was $6.7 million, compared with $6.4 million as of February 29, 2004, an increase of $300,000. The increase in working capital was primarily due to operating results.

Cash and cash equivalent balances decreased from $4.6 million as of February 29, 2004 to $3.0 million as of August 31, 2004 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 3.06 to 1 at August 31, 2004 in comparison with 2.67 to 1 at February 29, 2004. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company’s long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of August 31, 2004 of $1.7 million), and chattel mortgage notes (unpaid balance as of August 31, 2004 of $0.7 million) used to improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million ($2.5 million available as of August 31, 2004) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2005.

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

As of August 31, 2004, all of the Company’s long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of August 31, 2004, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs(1)	Programs(2)
June 2004	53,000	$9.88	53,000	$246,200
July 2004	-0-	-0-	-0-	246,200
August 2004	-0-	-0-	-0-	246,200
Total	53,000	$9.88	53,000	$246,200

(1)	During the second quarter of Fiscal 2005 ending August 31, 2004, the Company purchased 53,000 shares for $523,874 in the open market.

(2)	On both September 26, 2003 and February 23, 2004, the Company announced plans to repurchase up to $1,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The September 26, 2003 plan was completed in March 2004. The Company intends to continue the February 23, 2004 plan until it has been fulfilled.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on August 13, 2004.

The first matter voted on by the stockholders was the election of Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle as directors of the Company. No nominee received less than 79.45% of the shares voted.

The second matter voted on by the stockholders was a resolution to consider and vote upon a proposal to approve the Company’s 2004 Stock Option Plan. The resolution was adopted with the approval of 86.94% of the shares voted.

Item 5. Other Information

None

Item 6. Exhibits

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: October 1, 2004	/s/ Bryan J. Merryman

Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Index to Exhibits

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer