Form 10-K/A
period 2004-02-29
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2004-11-05
CIK 785815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is an amendment to the Rocky Mountain Chocolate Factory, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (the “2004 Annual Report”). The purpose of this Form 10-K/A is to replace, in its entirety, the previously filed Exhibit 10.14, with an identical Exhibit 10.14 that has been appropriately marked to indicate that certain information has been omitted from the exhibit pursuant to a confidential treatment request filed with the Commission, and to mark the Exhibit Index to indicate the same, in accordance with rules and regulations of the Commission. This Form 10-K/A does not update, modify, or amend any other disclosure.

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

Executive Officers

The executive officers of the Company and their ages at April 15, 2004 are as follows:

Name	Age	Position
Franklin E. Crail	62	Chairman of the Board, President and Director
Bryan J. Merryman	43	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	37	Sr. Vice President – Franchise Development and Operations
Edward L. Dudley	40	Sr. Vice President — Sales and Marketing
William K. Jobson	48	Chief Information Officer
Jay B. Haws	54	Vice President — Creative Services
Virginia M. Perez	66	Corporate Secretary

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

			Dividends
Fiscal Year Ended February 29, 2004	HIGH	LOW	declared
Fourth Quarter	$9.64	$7.04	.0545
Third Quarter	7.88	5.88	.0492
Second Quarter	6.06	4.61	.0455
First Quarter	5.00	3.71	—

			Dividends
Fiscal Year Ended February 28, 2003	HIGH	LOW	declared
Fourth Quarter	$6.22	$3.39	—
Third Quarter	5.81	4.24	—
Second Quarter	6.97	4.61	—
First Quarter	9.82	5.68	—

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

(Amounts in thousands, except per share data)	YEARS ENDED FEBRUARY 28 or 29,
	2004	2003	2002	2001	2000
Selected Statement of Operations Data
Total revenues	$21,133	$19,461	$19,439	$22,572	$24,647
Operating income	3,779	1,496	3,370	3,105	2,662
Net income	$2,319	$852	$1,995	$1,556	$1,057
Basic Earnings per Common Share	$.55	$.21	$.49	$.35	$.19
Diluted Earnings per Common Share	$.52	$.19	$.46	$.35	$.18
Weighted average common shares outstanding	4,181	4,117	4,081	4,457	5,677
Weighted average common shares outstanding, assuming dilution	4,503	4,464	4,350	4,469	5,713
Selected Balance Sheet Data
Working capital	$6,394	$4,765	$3,940	$1,249	$1,589
Total assets	17,967	16,084	16,795	15,042	16,440
Long-term debt	1,986	3,073	4,325	3,297	3,774
Stockholders’ equity	11,590	9,891	8,821	7,062	8,433

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28 or 29,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$4,552,283	$1,282,972
Accounts receivable, less allowance for doubtful accounts of $73,630 and $65,117	2,388,848	2,021,391
Notes receivable	313,200	288,100
Refundable income taxes	—	548,490
Inventories	2,471,810	3,062,135
Deferred income taxes	149,304	174,616
Other	353,733	276,002
Total current assets	10,229,178	7,653,706
Property and Equipment, Net	5,456,695	5,618,239
Other Assets
Notes receivable, less valuation allowance of $47,005 and $49,446	602,095	801,309
Goodwill, net	1,133,751	1,039,872
Intangible assets, net	498,885	557,167
Assets held for sale	30,027	373,525
Other	16,614	40,428
Total other assets	2,281,372	2,812,301
Total assets	$17,967,245	$16,084,246
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,080,400	$1,218,400
Accounts payable	952,542	612,770
Accrued salaries and wages	1,091,596	678,223
Other accrued expenses	474,906	378,849
Dividend payable	236,108	—
Total current liabilities	3,835,552	2,888,242
Long-Term Debt, Less Current Maturities	1,986,174	3,072,798
Deferred Income Taxes	555,567	232,215
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.03 par value; 7,250,000 shares authorized; 4,272,820 and 4,125,204 shares issued and outstanding	128,185	123,756
Additional paid-in capital	2,682,631	2,672,681
Retained earnings	8,779,136	7,094,554
Total stockholders’ equity	11,589,952	9,890,991
Total liabilities and stockholders’ equity	$17,967,245	$16,084,246

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

	2004	2003	2002
Net Income – as reported	$2,319	$852	$1,995
Net Income – pro forma	2,264	757	1,843
Basic Earnings per Share-as reported	.55	.21	.49
Diluted Earnings per Share-as reported	.52	.19	.46
Basic Earnings per Share-pro forma	.54	.18	.45
Diluted Earnings per Share-pro forma	.50	.17	.43

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

NOTE 5 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

NOTE 7 – STOCKHOLDERS’ EQUITY – CONTINUED

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

Additional information about stock options outstanding at February 29, 2004 is summarized as follows:

		Options Outstanding
		Weighted average
		remaining contractual	Weighted average
Range of exercise prices	Number outstanding	life	exercise price
$1.818 to 2.327	175,450	6.13	$2.23
$2.386 to 4.097	174,350	3.15	2.74
$4.445 to 8.182	191,730	7.13	5.43

	Options Exercisable
		Weighted average
Range of exercise prices	Number Exercisable	exercise price
$1.818 to 2.327	107,690	$2.26
$2.386 to 4.097	171,600	2.74
$4.445 to 8.182	59,620	6.21

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
FY 2004
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

NOTE 12 — STORE SALES AND FORECLOSURES – CONTINUED

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

NOTE 13 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fourth quarter ended February 28 (29), 2004 and 2003:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2004
Total revenue	$3,926,799	$5,471,253	$5,801,058	$5,933,718	$21,132,828
Gross margin	1,041,551	1,653,081	1,791,704	1,646,522	6,132,858
Net income	381,137	679,770	630,402	627,737	2,319,046
Basic earnings per share	.09	.16	.15	.15	.55
Diluted earnings per share	.09	.15	.14	.14	.52

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2003
Total revenue	$3,972,339	$5,066,360	$5,632,577	$4,790,196	$19,461,472
Gross margin	1,213,860	1,477,146	1,505,766	1,111,001	5,307,773
Net income (loss)	459,427	615,840	(472,653)	249,734	852,348
Basic earnings (loss) per share	.11	.15	(.11)	.06	.21
Dilute earnings (loss) per share	.10	.14	(.11)	.06	.19

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

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

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS – CONTINUED

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

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on August 13, 2004 (the “Proxy Statement”).

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

PART IV.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements

     2. Financial Statement Schedules

Page
Report of Independent Certified Public Accountants on Schedules	42
SCHEDULE II — Valuation and Qualifying Accounts	43

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

GRANT THORNTON LLP

Dallas, Texas
April 18, 2003

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 29, 2004
Valuation Allowance for Accounts and Notes Receivable	$114,563	$50,000	$43,928	$120,635
Year Ended February 28, 2003
Valuation Allowance for Accounts and Notes Receivable	298,959	1,754,524	1,938,920	114,563
Year Ended February 28, 2002
Valuation Allowance for Accounts and Notes Receivable	202,544	162,046	65,631	298,959

3. Exhibits

Exhibit		Incorporated by
Number	Description	Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on form 10.Q of the Registrant for the quarter ended November 30, 2003.

10.1	Form of Stock Option Agreement for the Registrant	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

3. Exhibits – (continued)

Exhibit		Incorporated by
Number	Description	Reference to
10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2003.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.14	Commodity Contract with Guittard Chocolate Company *	Filed herewith.

23.1	Consent of Independent Certified Public Accountants	Filed herewith.

3. Exhibits – (continued)

Exhibit		Incorporated by
Number	Description	Reference to
31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant TO Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

99.1	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Current Report on Form 8K of the Registrant filed on February 17, 2004 and exhibit 16.1 thereto.

Legend:

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

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

ROCKY MOUNTAIN CHOCOLATE
FACTORY, INC.

/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director

Date: November 5, 2004

EXHIBIT INDEX

Exhibit		Incorporated by
Number	Description	Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant.	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2003.

10.1	Form of Stock Option Agreement for the Registrant	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2003.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

Exhibit		Incorporated by
Number	Description	Reference to
10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.14	Commodity Contract with Guittard Chocolate Company *	Filed herewith.

23.1	Consent of Independent Certified Public Accountants	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

99.1	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Current Report on Form 8K of the Registrant filed on February 17, 2004 and exhibit 16.1 thereto.

Legend:

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.