Form 10-Q
period 2004-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2005-01-07
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act). Yes ☐ No ☑.

On December 22, 2004 the registrant had outstanding 4,311,602 shares of its common stock, $.03 par value.

The exhibit index is located on page 17.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Revenues
Sales	$5,884,879	$4,731,950	$14,007,903	$12,009,955
Franchise and royalty fees	1,212,999	1,069,108	3,683,196	3,189,155
Total revenues	7,097,878	5,801,058	17,691,099	15,199,110

Costs and Expenses
Cost of sales	3,715,657	2,940,246	8,419,345	7,523,619
Franchise costs	391,949	309,639	1,004,257	808,184
Sales and marketing	337,459	325,394	884,730	831,363
General and administrative	703,668	685,875	1,737,461	1,627,314
Retail operating	346,647	337,179	1,072,850	1,036,649
Depreciation and amortization	199,654	177,520	602,537	605,561

Total costs and expenses	5,695,034	4,775,853	13,721,180	12,432,690

Income from Operations	1,402,844	1,025,205	3,969,919	2,766,420

Other Income (Expense)
Interest expense	(25,147)	(34,067)	(76,724)	(115,899)
Interest income	22,890	22,374	72,275	68,628
Other, net	(2,257)	(11,693)	(4,449)	(47,271)

Income Before Income Taxes	1,400,587	1,013,512	3,965,470	2,719,149

Income Tax Provision	529,425	383,110	1,498,950	1,027,840

Net Income	$871,162	$630,402	$2,466,520	$1,691,309

Basic Earnings per Common Share	$.20	$.15	$.58	$.41
Diluted Earnings per Common Share	$.19	$.14	$.54	$.38

Weighted Average Common Shares Outstanding	4,287,692	4,177,973	4,279,542	4,166,458
Dilutive Effect of Stock Options	341,027	368,363	325,432	307,966
Weighted Average Common Shares Outstanding, Assuming Dilution	4,628,719	4,546,336	4,604,974	4,474,424

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

BALANCE SHEETS

	November 30,	February 29,
	2004	2004
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,001,149	$4,552,283
Accounts receivable, less allowance for doubtful accounts of $62,821 and $73,630, respectively	3,973,594	2,388,848
Notes receivable	398,000	313,200
Inventories	2,458,646	2,471,810
Deferred income taxes	149,304	149,304
Other	342,176	353,733
Total current assets	10,322,869	10,229,178

Property and Equipment, Net	5,680,526	5,456,695

Other Assets
Notes receivable, less valuation allowance of $47,005	526,387	602,095
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	444,842	498,885
Other	95,635	46,641
Total other assets	2,200,615	2,281,372

Total assets	$18,204,010	$17,967,245

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$535,800	$1,080,400
Accounts payable	1,005,303	952,542
Accrued salaries and wages	841,840	1,091,596
Other accrued expenses	678,502	474,906
Dividend payable	346,335	236,108
Total current liabilities	3,407,780	3,835,552

Long-Term Debt, Less Current Maturities	1,561,086	1,986,174

Deferred Income Taxes	555,567	555,567

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 7,250,000 shares authorized, 4,289,602 and 4,272,820 issued and outstanding, respectively	128,688	128,185
Additional paid-in capital	6,184,285	2,682,631
Retained earnings	6,366,604	8,779,136
Total stockholders’ equity	12,679,577	11,589,952

Total liabilities and stockholders’ equity	$18,204,010	$17,967,245

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30
	2004	2003
Cash Flows From Operating activities
Net income	$2,466,520	$1,691,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	602,537	605,561
Provision for doubtful accounts	—	50,000
Provision for obsolete inventory	60,000	—
Loss on sale of property and equipment	39,933	82,787
Changes in operating assets and liabilities:
Accounts receivable	(1,584,746)	(1,124,432)
Refundable income taxes	—	499,424
Inventories	(46,836)	774,346
Other current assets	2,703	(55,768)
Accounts payable	52,761	19,669
Deferred income taxes	—	490,050
Accrued liabilities	(43,447)	(16,143)
Net cash provided by operating activities	1,549,425	3,016,803

Cash Flows From Investing Activities
Proceeds received on notes receivable	168,684	155,368
Addition to notes receivable	(177,776)	(53,675)
Proceeds from sale of assets	24,155	79,876
Purchases of property and equipment	(807,797)	(258,806)
Increase in other assets	(66,512)	(616)
Net cash used in investing activities	(859,246)	(77,853)

Cash Flows From Financing Activities
Payments on long-term debt	(969,688)	(913,332)
Repurchase of stock	(844,205)	(345,680)
Proceeds from exercise of stock options	333,826	245,215
Costs of stock dividend	(7,942)	—
Dividends paid	(753,304)	(191,327)
Net cash used in financing activities	(2,241,313)	(1,205,124)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,551,134)	1,733,826

Cash and Cash Equivalents, Beginning of Period	4,552,283	1,282,972

Cash and Cash Equivalents, End of Period	$3,001,149	$3,016,798

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at November 30, 2004:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	8	8
Franchise stores – Domestic stores	15	226	241
Franchise Stores – Domestic kiosks	3	16	19
Franchise units – International	—	31	31
	18	281	299

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the quarters ended November 30, 2004 or 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three and nine months ending November 30, (in 000’s except per share amounts):

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – CONTINUED

Stock-Based Compensation – Continued

	Three Months ended		Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Net Income – as reported	$871	$630	$2,467	$1,691
Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	29	18	90	54
Net Income – pro forma	842	612	2,377	1,637
Basic Earnings per Share-as reported	.20	.15	.58	.41
Diluted Earnings per Share-as reported	.19	.14	.54	.38
Basic Earnings per Share-pro forma	.20	.15	.56	.39
Diluted Earnings per Share-pro forma	.18	.13	.52	.37

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended November 30, 2004 and 2003, zero and 22,000 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2004 and 2003, zero and 133,685 stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2004	February 29, 2004
Ingredients and supplies	$1,272,763	$1,363,524
Finished candy	1,185,883	1,108,286
	$2,458,646	$2,471,810

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2004	February 29, 2004
Land	$513,618	$513,618
Building	4,104,801	3,864,582
Machinery and equipment	7,370,806	7,106,039
Furniture and fixtures	674,592	637,523
Leasehold improvements	484,011	494,515
Transportation equipment	180,723	180,723

	13,328,551	12,797,000

Less accumulated depreciation	7,648,025	7,340,305

Property and equipment, net	$5,680,526	$5,456,695

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

Cash Dividend

The Company paid a quarterly cash dividend of $0.0545 per common share on March 16, 2004 to shareholders of record on March 3, 2004. The Company paid a quarterly cash dividend of $0.06 per common share on June 16, 2004 to shareholders of record on June 3, 2004. The Company paid a quarterly cash dividend of $0.06 per common share on September 16, 2004 to shareholders of record on September 2, 2004. On November 15, 2004 the Company declared a quarterly cash dividend of $0.08 per common share payable on December 16, 2004 to shareholders of record on December 2, 2004.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,

	2004	2003
Cash paid for:

Interest	$76,760	$116,017
Income taxes	1,360,886	5,484

Non-Cash Financing Activities
Dividend payable	$346,335	$208,386

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

NOTE 7 – OPERATING SEGMENTS – CONTINUED

	Franchising	Manufacturing	Other	Total
Three Months Ended November 30, 2004

Total revenues	$1,786,595	$5,674,406	$—	$7,461,001
Intersegment revenues	—	(363,123)	—	(363,123)
Revenue from external customers	1,786,595	5,311,283	—	7,097,878
Segment profit (loss)	514,480	1,636,153	(750,046)	1,400,587
Total assets	2,759,384	9,520,094	5,924,532	18,204,010
Capital expenditures	64,408	238,666	24,414	327,488
Total depreciation & amortization	55,432	96,375	47,847	199,654

Three Months Ended November 30, 2003

Total revenues	$1,601,476	$4,521,550	$—	$6,123,026
Intersegment revenues	—	(321,968)	—	(321,968)
Revenue from external customers	1,601,476	4,199,582	—	5,801,058
Segment profit (loss)	391,702	1,283,376	(661,566)	1,013,512
Total assets	2,549,349	8,670,236	5,842,222	17,061,807
Capital expenditures	103,976	52,801	11,791	168,568
Total depreciation & amortization	29,965	99,819	47,736	177,520

	Franchising	Manufacturing	Other	Total
Nine Months Ended November 30, 2004

Total revenues	$5,616,609	$13,088,938	$—	$18,705,547
Intersegment revenues	—	(1,014,448)	—	(1,014,448)
Revenue from external customers	5,616,609	12,074,490	—	17,691,099
Segment profit (loss)	1,915,109	3,897,421	(1,847,060)	3,965,470
Total assets	2,759,384	9,520,094	5,924,532	18,204,010
Capital expenditures	229,445	369,738	208,614	807,797
Total depreciation & amortization	169,752	289,244	143,541	602,537

Nine Months Ended November 30, 2003

Total revenues	$5,023,563	$10,971,134	$—	$15,994,697
Intersegment revenues	—	(795,587)	—	(795,587)
Revenue from external customers	5,023,563	10,175,547	—	15,199,110
Segment profit (loss)	1,624,835	2,832,920	(1,738,606)	2,719,149
Total assets	2,549,349	8,670,236	5,842,222	17,061,807
Capital expenditures	126,223	106,840	25,743	258,806
Total depreciation & amortization	164,270	298,083	143,208	605,561

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

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS – Continued

Intangible assets consist of the following:

		November 30, 2004		February 29, 2004
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$58,864	$205,777	$43,508
Packaging licenses	3-5 Years	95,831	82,102	95,831	73,865
Packaging design	10 Years	403,238	119,038	403,238	88,588
Total		704,846	260,004	704,846	205,961

Intangible assets not subject to amortization
Franchising segment- Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,570,808	$992,215	$2,570,808	$938,172

Amortization expense related to intangible assets totaled $54,043 and $56,116 during the nine months ended November 30, 2004 and 2003, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2004 is as follows:

Remainder of fiscal 2005	$18,000
2006	77,800
2007	61,100
2008	61,100
2009	61,100
Thereafter	165,742
Total	$444,842

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores increased 6.6% in the first quarter and 15.5% in the second quarter, declined 1.1% in the third quarter and increased 7.0% in the first nine months of Fiscal 2005.

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

Results of Operations

Three Months Ended November 30, 2004 Compared to the Three Months Ended
November 30, 2003

Basic earnings per share increased 33.3% from $.15 for the three months ended November 30, 2003 to $.20 for the three months ended November 30, 2004. Revenues increased 22.4% from fiscal 2004 to fiscal 2005. Operating income increased 36.8% from $1.0 million in fiscal 2004 to $1.4 million in fiscal 2005. Net income increased 38.2% from $630,000 in fiscal 2004 to $871,000 in fiscal 2005. The increase in earnings per share, operating income, and net income for the third quarter of fiscal 2005 versus the same period in fiscal 2004 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues	Three Months Ended
	November 30,			%
($’s in thousands)	2004	2003	Change	Change
Factory sales	$5,311.3	$4,199.5	$1,111.8	26.5%
Retail sales	573.6	532.4	41.2	7.7%
Franchise fees	187.5	177.1	10.4	5.9%
Royalty and Marketing fees	1,025.5	892.0	133.5	15.0%
Total	$7,097.9	$5,801.0	$1,296.9	22.4%

Factory Sales

Factory sales increased for the three months ended November 30, 2004 due to product shipments to the Company’s single largest customer outside its system of franchised retail stores, an increase in the average number of franchised stores in operation and a 30.5% increase in pounds purchased by new franchised stores when compared to the three months ended November 30, 2003. The average number of franchised stores in operation increased to 264 in the third quarter of fiscal 2005 from 231 in fiscal 2004.

Retail Sales

Same store retail sales increased 3.8% in the third quarter of fiscal 2005 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 15.2% from 204 in the third quarter of fiscal 2004 to 235 in 2005 and same store sales grew 5.0% in the third quarter of fiscal 2005 compared to the same period last year. Franchise fee revenues in the third quarter of fiscal 2005 were approximately the same as the third quarter of fiscal 2004.

Costs and Expenses	Three Months Ended
	November 30,			%
($’s in thousands)	2004	2003	Change	Change

Cost of sales – factory	$3,492.3	$2,733.7	$758.6	27.7%
Cost of sales – retail	223.3	206.5	16.8	8.1%
Franchise costs	392.0	309.6	82.4	26.6%
Sales and marketing	337.4	325.4	12.0	3.7%
General and administrative	703.7	685.9	17.8	2.6%
Retail operating	346.6	337.2	9.4	2.8%
Total	$5,495.3	$4,598.3	$897.0	19.5%

Gross margin	Three Months Ended
	November 30,			%
($’s in thousands)	2004	2003	Change	Change
Factory	$1,819.0	$1,465.8	$353.2	24.1%
Retail	350.3	325.9	24.4	7.5%
Total	$2,169.3	$1,791.7	$377.6	21.1%

(Percent)
Factory	34.2%	34.9%	(0.7%)	(2.0%)
Retail	61.1%	61.2%	(0.1%)	(0.2%)
Total	36.9%	37.9%	(1.0%)	(2.6%)

Cost of Sales

The small decrease in factory margin is due primarily to timing of product shipments to the Company’s single largest customer outside its system of franchised retail stores.

Franchise Costs

The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures as well as costs incurred related to the Company’s bi-annual franchisee convention. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.3% in the third quarter of fiscal 2005 from 29.0% in the third quarter of fiscal 2004. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing is due primarily to a planned increase in personnel costs.

General and Administrative

The increase in general and administrative costs is due primarily to increased compensation and public company costs. As a percentage of total revenues, general and administrative expenses decreased to 9.9% in fiscal 2005 compared to 11.8% in fiscal 2004.

Retail Operating Expenses

This increase was due primarily to increased compensation expense during the third quarter of fiscal 2005 versus the third quarter fiscal 2004. Retail operating expenses, as a percentage of retail sales, decreased from 63.3% in the third quarter of fiscal 2004 to 60.4% in the third quarter of fiscal 2005 due to a higher increase in revenue relative to the increase in costs.

Depreciation and Amortization

Depreciation and amortization of $200,000 in the third quarter of fiscal 2005 increased 12.5% from $178,000 incurred in the third quarter of fiscal 2004 due to increased purchases of equipment and related depreciation expense.

Other Expense, Net

Other expense, net of $2,300 incurred in the third quarter of fiscal 2005 represents a decrease of 80.7% from the $12,000 incurred in the third quarter of fiscal 2004, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus increased interest income on notes receivable and invested cash.

Income Tax Expense

The Company’s effective income tax rate in the third quarter of fiscal 2005 was 37.8%, which is the same rate as the third quarter of fiscal 2004.

Nine Months Ended November 30, 2004 Compared to the Nine Months Ended November 30, 2003

Basic earnings per share increased 41.5% from $.41 for the nine months ended November 30, 2003 to $.58 for the nine months ended November 30, 2004. Revenues increased 16.4% from fiscal 2004 to fiscal 2005. Operating income increased 43.5% from $2.8 million in fiscal 2004 to $4.0 million in fiscal 2005. Net income increased 45.8% from $1.7 million in fiscal 2004 to $2.5 million in fiscal 2005. The increase in earnings per share, operating income, and net income for the first nine months of fiscal 2005 versus the same period in fiscal 2004 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues

	Nine Months Ended
	November 30,			%
($’s in thousands)	2004	2003	Change	Change
Factory sales	$12,074.5	$10,175.5	$1,899.0	18.7%
Retail sales	1,933.4	1,834.4	99.0	5.4%
Franchise fees	482.4	486.9	(4.5)	(0.9%)
Royalty and marketing fees	3,200.8	2,702.3	498.5	18.4%
Total	$17,691.1	$15,199.1	$2,492.0	16.4%

Factory Sales

Factory sales increased for the nine months ended November 30, 2004 due to a 7.0% increase in same store pounds purchased from the factory by franchised stores, an increase in the average number of franchised stores in operation and a 29.0% increase in pounds purchased by new franchised stores when compared to the nine months ended November 30, 2003. The average number of stores in operation increased to 259 in the first nine months of fiscal 2005 from 226 in fiscal 2004.

Retail Sales

Same store retail sales increased 5.4% in the first nine months of fiscal 2005 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 15.1% from 199 in the first nine months of fiscal 2004 to 229 in 2005 and same store sales grew 5.6% in the first nine months of fiscal 2005 compared to the same period last year. Franchise fee revenues in the first nine months of fiscal 2005 were approximately the same as the first nine months of fiscal 2004.

Costs and Expenses	Nine Months Ended
	November 30,			%
($’s in thousands)	2004	2003	Change	Change

Cost of sales – factory	$7,689.1	$6,859.7	$829.4	12.1%
Cost of sales – retail	730.2	663.9	66.3	10.0%
Franchise costs	1,004.3	808.2	196.1	24.3%
Sales and marketing	884.7	831.4	53.3	6.4%
General and administrative	1,737.5	1,627.3	110.2	6.8%
Retail operating	1,072.8	1,036.6	36.2	3.5%
Total	$13,118.6	$11,827.1	$1,291.5	10.9%

Gross margin	Nine Months Ended
	November 30,			%
($’s in thousands)	2004	2003	Change	Change
Factory	$4,385.4	$3,315.8	$1,069.6	32.3%
Retail	1,203.2	1,170.5	32.7	2.8%
Total	$5,588.6	$4,486.3	$1,102.3	24.6%

(Percent)
Factory	36.3%	32.6%	3.7%	11.3%
Retail	62.2%	63.8%	(1.6%)	(2.5%)
Total	39.9%	37.4%	2.5%	6.7%

Cost of Sales

Factory margins improved 370 basis points from fiscal 2004 to fiscal 2005 due primarily to a reduction in excess inventory in the first six months of fiscal 2004 and the resultant increases in utilization and efficiency of our manufacturing facilities during fiscal 2005. The Company manufactured 28.8% more product in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Reduction in Company-owned store margin is due to changes in mix of product sold, increased costs and static pricing.

Franchise Costs

The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures as well as costs incurred related to the Company’s bi-annual franchisee convention. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 27.3% in the first nine months of fiscal 2005 from 25.3% in the first nine months of fiscal 2004. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing is due primarily to a planned increase in personnel costs.

General and Administrative

The increase in general and administrative costs is due primarily to increased compensation costs, professional fees, and the disposal of assets associated with the remodel of the Company’s Durango, Colorado store. A decrease in provision for bad debts partially offset these increases. As a percentage of total revenues, general and administrative expenses decreased to 9.8% in fiscal 2005 compared to 10.7% in fiscal 2004. This decrease resulted from a higher increase in total revenues relative to the increase in general and administrative costs.

Retail Operating Expenses

This increase was due primarily to increased compensation expense during the first nine months of fiscal 2005 versus the first nine months of fiscal 2004. Retail operating expenses, as a percentage of retail sales, decreased from 56.5% in the first nine months of fiscal 2004 to 55.5% in the first nine months of fiscal 2005 due to a higher increase in revenue relative to the increase in costs.

Depreciation and Amortization

Depreciation and amortization of $603,000 in the first nine months of fiscal 2005 approximated the $606,000 incurred in the first nine months of fiscal 2004.

Other Expense, Net

Other expense, net of $4,400 incurred in the first nine months of fiscal 2005 represents a 90.6% decrease from the $47,000 incurred in the first nine months of fiscal 2004, due primarily to lower interest expense on lower average outstanding balances of long-term debt partially offset by lower interest income on lower average outstanding amounts of notes receivable.

Income Tax Expense

The Company’s effective income tax rate in the first nine months of fiscal 2005 was 37.8% which is the same rate as the first nine months of fiscal 2004.

Liquidity and Capital Resources

As of November 30, 2004, working capital was $6.9 million, compared with $6.4 million as of February 29, 2004, an increase of $500,000. The increase in working capital was primarily due to operating results.

Cash and cash equivalent balances decreased from $4.6 million as of February 29, 2004 to $3.0 million as of November 30, 2004 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 3.03 to 1 at November 30, 2004 in comparison with 2.67 to 1 at February 29, 2004. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company’s long-term debt is comprised primarily of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of November 30, 2004 of $1.7 million), and chattel mortgage notes (unpaid balance as of November 30, 2004 of $0.4 million) used to improve and automate the Company’s factory infrastructure.

The Company has a $2.5 million ($2.5 million available as of November 30, 2004) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2005.

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

As of November 30, 2004, all of the Company’s long-term debt was subject to a variable interest rate. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of November 30, 2004, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar Value
	(a) Total Number	(b) Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs(1)	Programs(2)
September 2004	-0-	-0-	-0-	$246,200
October 2004	-0-	-0-	-0-	246,200
November 2004	-0-	-0-	-0-	246,200
Total	-0-	-0-	-0-	$246,200

(1)	During the third quarter of Fiscal 2005 ending November 30, 2004, the Company purchased zero shares in the open market.

(2)	On both September 26, 2003 and February 23, 2004, the Company announced plans to repurchase up to $1,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The September 26, 2003 plan was completed in March 2004. The Company intends to continue the February 23, 2004 plan until it has been fulfilled.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on form 10.Q of the Registrant for the quarter ended November 30, 2003

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2003

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 29, 2004

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: January 7, 2005	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

Exhibit No.	Description

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on form 10.Q of the Registrant for the quarter ended November 30, 2003

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2003

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

Exhibit No.	Description

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 29, 2004

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer