Form 10-K
period 2005-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2005-05-18
CIK 785815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $.03 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☐ No ☑

On April 15, 2005, there were 4,630,746 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq National Market System on April 15, 2005) held by non-affiliates was $69,752,537.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.

ITEM 1. BUSINESS

General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2005 there were 8 Company-owned and 277 franchised Rocky Mountain Chocolate Factory stores operating in 39 states, Canada, Guam and the United Arab Emirates.

On average, approximately 40% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (68-67-72%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (11-12-7%) and (iii) the collection of initial franchise fees and royalties from franchisees (21-21-21%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2005, 2004 and 2003, respectively.

According to the National Confectioners Association, the total U.S. candy market approximated $24.8 billion of retail sales in 2003 with chocolate generating sales of approximately $13.5 billion. According to the Department of Commerce, per capita consumption of chocolate in 2003 exceeded 13 pounds per year nationally and consumption of chocolate products increased approximately 4% compared to 2002.

In Fiscal 2001, the Company began phasing out its Rocky Mountain Chocolate Factory Company-owned store program. In Fiscal 2002, the Company sold to new or existing franchisees all Company-owned store locations with the exception of four Company-owned stores located in key markets in Colorado (the “Colorado Stores”). In Fiscal 2003, the Company foreclosed on four of the stores previously sold to a franchisee due to the franchisee’s insolvency. In April of 2005, the Company opened the smallest version of its new kiosk concept in Olympia, Washington. The Company intends to retain these stores to test sales, marketing, design and operational initiatives.

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

Store Atmosphere and Ambiance

The Company seeks to establish an enjoyable and inviting atmosphere in each Rocky Mountain Chocolate Factory store. Each store prepares numerous products, including fudge, barks and caramel apples, in the store. In-store preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. The Company’s design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented throughout the system.

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company’s in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2005, 92 stores incorporating the new design have been opened.

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

Increase Same Store Retail Sales at Existing Locations

The Company seeks to increase profitability of its store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2001	(3.9%)
2002	0.0%
2003	(3.4%)
2004	(0.6%)
2005	4.8%

The Company believes that its same store sales growth was positively impacted by the sale of Beanie Babies™ (stuffed animals manufactured by Ty Inc.) and related products in fiscal 1999 because many of the Company’s retail stores capitalized on this extraordinary trend during this time period. In fiscal 2000 and 2001, however, the demand for Beanie Babies decreased significantly, and the Company believes this decreased demand is the primary reason for negative comparable store sales in fiscal 2000 and 2001. As expected, this trend reversed in fiscal 2002. The Company believes that the negative trend in fiscal 2003 and through the third fiscal quarter of 2004 was due to the overall weak economy and retail environment, especially in tourist areas where many of the stores operate. The Company experienced positive same store sales of 5.4% in its fiscal fourth quarter of 2004 and believes the positive trend is due primarily to a recovery in the United States economy through fiscal 2005.

In February 2000, the Company retained a nationally recognized packaging design firm to completely redesign the packaging featured in the Company’s retail stores. The Company has designed a contemporary and coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. The Company completed the packaging redesign project during 2002. Testing of the new designs has yielded positive results. The Company also believes that the successful launch of new packaging has had a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In fiscal 2005, the Company experienced a same store pounds purchased increase of 5.1%. The increase in same store pounds purchased from the factory reversed what had appeared to be a trend of a shift in sales mix toward store-made products and away from factory-made products. The Company continues to add new products and focus its existing product lines in an effort to maintain this trend.

Enhanced Operating Efficiencies

The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of its Company-owned and 116 of its franchised stores through March 31, 2005. These measures have significantly improved the Company’s ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores in fiscal 2002 has reduced the Company’s exposure to real estate risk, improved the Company’s operating margins and allowed the Company to increase its focus on franchising.

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

High Traffic Environments

The Company currently establishes franchised stores in the following environments: factory outlet malls, tourist environments, regional malls, street fronts and other entertainment oriented environments. The Company, over the last several years, has had a particular focus on factory outlet mall locations. Although each of these environments has a number of attractive features, including a high level of foot traffic, the factory outlet mall environment has historically offered the best combination of tenant mix, customer spending characteristics and favorable occupancy costs. The Company is optimistic that its exciting new store design will allow it to target untapped potential of the over 1,100 regional malls in the United States. The Company has established a business relationship with most of the major developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing real estate environments.

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

In fiscal 2002, the Company launched its new store design concept intended specifically for high foot traffic regional shopping malls. The new store design concept is modern with crisp and clean site lines and an even stronger emphasis on the Company’s unique upscale kitchen. Based on encouraging results, the Company is requiring that all new Rocky Mountain Chocolate Factory stores incorporate the new store design concept.

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

Products and Packaging

The Company typically produces approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company’s master candy maker. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company continues to engage in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine’s Day holiday seasons, the Company may make as many as 100 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that, on average, approximately 50% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company’s factory, 40% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 10% by products, such as ice cream, coffee and other sundries, purchased from approved suppliers.

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

Factory Outlet Malls

There are approximately 230 factory outlet malls in the United States, and as of February 28, 2005, there were Rocky Mountain Chocolate Factory stores in approximately 75 of these malls in over 30 states. The Company has established business relationships with most of the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company’s stores, management believes the Company’s relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.

Tourist Areas and Street Fronts

As of February 28, 2005, there were approximately 70 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company’s visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Malls

There are approximately 1,180 regional malls in the United States, and as of February 28, 2005, there were Rocky Mountain Chocolate Factory stores in approximately 55 of these malls, including locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and competing food and beverage concepts. The Company’s new store concept is designed to unlock the potential of the regional mall environment.

The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Three franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport and one at Vancouver International Airport in Canada.

Franchising Program

General

The Company’s franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company’s concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 2003, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2005, there were 277 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2005, operated 29 stores under the agreement.

In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2005, operated 2 stores under this agreement.

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

Under the current form of domestic Rocky Mountain Chocolate Factory franchise agreement, franchisees pay the Company (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Rocky Mountain Chocolate Factory stores only in the immediate vicinity of their stores. Chocolate products not made on the premises by franchisees must be purchased from the Company or approved suppliers. The franchise agreements require franchisees to comply with the

Company’s procedures of operation and food quality specifications, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the Rocky Mountain Chocolate Factory system. The Company’s ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See “Business — Regulation.”

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

Company Store Program

As of March 31 2005, there were 8 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques.

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

Employees

At February 28, 2005, the Company employed approximately 185 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.

The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 15, 2005 are as follows:

Name	Age	Position
Franklin E. Crail	63	Chairman of the Board, President and Director
Bryan J. Merryman	44	Chief Operating Officer, Chief Financial
		Officer, Treasurer and Director
Gregory L. Pope	38	Sr. Vice President - Franchise Development
		and Operations
Edward L. Dudley	41	Sr. Vice President - Sales and Marketing
William K. Jobson	49	Chief Information Officer
Jay B. Haws	55	Vice President - Creative Services
Virginia M. Perez	67	Corporate Secretary

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

Risk Factors

Several of the principal ingredients used in the Company’s products, including chocolate and nuts, are subject to significant price fluctuations. Although cocoa beans, the primary raw material used in the production of chocolate, are grown commercially in Africa, Brazil and several other countries around the world, cocoa beans are traded in the commodities market, and their supply and price are therefore subject to volatility. The Company believes its principal chocolate supplier purchases most of its beans at negotiated prices from African growers, often at a premium to commodity prices. Although the price of chocolate has been relatively stable in recent years, the supply and price of cocoa beans, and in turn of chocolate, are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries in which cocoa beans are grown. The Company purchases most of its nut meats from domestic suppliers who procure their products from growers around the world. The price and supply of nuts are also affected by many factors, including weather conditions in the various regions in which the nuts used by the Company are grown. Although the Company often enters into purchase contracts for these products, significant or prolonged increases in the prices of chocolate or of one or more types of nuts, or the unavailability of adequate supplies of chocolate or nuts of the quality sought by the Company, could have a material adverse effect on the Company and its results of operations.

The Company’s expansion plans are critically dependent on the Company’s ability to obtain suitable sites at reasonable occupancy costs for its franchised stores and kiosks in the regional mall environment. There is no assurance that the Company will be able to obtain suitable locations in this environment at a cost that will allow stores to be economically viable.

The continued growth and success of the Company is dependent in part upon its ability to attract, retain and contract with qualified franchisees and the ability of those franchisees to operate their stores successfully and to promote and develop the Rocky Mountain Chocolate Factory store concept and its reputation for an enjoyable in-store experience and product quality. Although the Company has established criteria to evaluate prospective franchisees and has been successful in attracting franchisees, there can be no assurance that franchisees will be able to operate successfully Rocky Mountain Chocolate Factory stores in their franchise areas in a manner consistent with the Company’s concepts and standards.

The Company is subject to regulation by the Federal Trade Commission and must comply with certain state laws governing the offer, sale and termination of franchises and the refusal to renew franchises. Many state laws also regulate substantive aspects of the franchisor- franchisee relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees and regulating discrimination among franchisees in charges, royalties or fees. Franchise laws continue to develop and change, and changes in such laws could impose additional costs and burdens on franchisors. The Company’s failure to obtain approvals to sell franchises and the adoption of new franchise laws, or changes in existing laws, could have a material adverse effect on the Company and its results of operations.

Each of the Company-owned and franchised stores is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining required licenses or approvals from such agencies could delay or prevent the opening of a new store. The Company and its franchisees are also subject to laws governing their relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Because a significant number of the Company’s employees are paid at rates related to the federal minimum wage, increases in the minimum wage would increase the Company’s labor costs. The failure to obtain required licenses or approvals, or an increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could have a material adverse effect on the Company and its results of operations.

Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of the Company’s facilities for an indeterminate period of time, and could have a material adverse effect on the Company and its results of operations.

The retailing of confectionery products is highly competitive. The Company and its franchisees compete with numerous businesses that offer confectionery products. Many of these competitors have greater name recognition and financial, marketing and other resources than the Company. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees. Competitive market conditions could have a material adverse effect on the Company and its results of operations and its ability to expand successfully.

The sale of the Company’s products is affected by changes in consumer tastes and eating habits, including views regarding consumption of chocolate. Numerous other factors that the Company cannot control, such as economic conditions, demographic trends, traffic patterns and weather conditions, influence the sale of the Company’s products. Changes in any of these factors could have a material adverse effect on the Company and its results of operations.

The Company believes that approximately 50% of franchised stores’ revenues are generated by sales of products manufactured by and purchased from the Company, 40% by sales of products made in the stores with ingredients purchased from the Company or approved suppliers and 10% by sales of products purchased from approved suppliers for resale in the stores. Franchisees’ sales of products manufactured by the Company generate higher revenues to the Company than sales of store-made or other products. A significant decrease in the amount of products franchisees purchase from the Company, therefore, could adversely affect the Company’s total revenues and results of operations. Such a decrease could result from franchisees’ decisions to sell more store-made products or products purchased from third party suppliers.

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company’s operations. Most of the Company’s leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, the Company’s future lease costs for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on its increased costs to its customers.

The Company’s sales and earnings are seasonal, with significantly higher sales and earnings occurring during the Christmas and summer vacation seasons than at other times of the year, which causes fluctuations in the Company’s quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ITEM 2. PROPERTIES

The Company’s manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2005, the Company’s factory produced approximately 2.2 million pounds of chocolate candies, a 22.6% increase from the approximately 1.8 million pounds produced in fiscal 2004. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2005, all of the 8 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2005 to October 2008, most of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations, are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2005, the Company was the primary lessee at 9 of its 277 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company’s Common Stock trades on the National Market System of The Nasdaq Stock Market under the trading symbol “RMCF”. On February 15, 2005 the Board of Directors declared a 5% stock dividend payable on March 10, 2005 to shareholders of record as of February 28, 2005. On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. On December 17, 2003 the Board of Directors declared a three-for-two stock split payable on February 2, 2004 to shareholders of record on January 20, 2004. On January 28, 2002 the Board of Directors declared a four-for-three stock split payable on March 4, 2002 to shareholders of record on February 11, 2002.

The Company declared these stock dividends and these stock splits because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company’s Common Stock. All of the following items in Item 5. have been adjusted, where necessary, for the effects of the dividend and splits.

Between April 18 and April 20, 2005, the Company repurchased 13,235 Company shares at an average price of $18.58 per share. Between October 3, 2003 and February 19, 2004 the Company repurchased 126,299 Company shares at an average price of $7.20 per share. Between March 11, 2004 and June 14, 2004 the Company repurchased 93,912 Company shares at an average price of $8.99 per share.

The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low price information for the Common Stock for each quarter of fiscal years 2005 and 2004, and dividend information.

Fiscal Year Ended February 28, 2005

			Dividends
	HIGH	LOW	declared
Fourth Quarter	22.00	12.87	$.0900
Third Quarter	14.28	9.69	.0762
Second Quarter	15.13	9.05	.0571
First Quarter	10.10	8.14	.0571

Fiscal Year Ended February 29, 2005

			Dividends
	HIGH	LOW	declared
Fourth Quarter	$9.18	$6.71	$.0519
Third Quarter	7.50	5.60	.0469
Second Quarter	5.77	4.39	.0433
First Quarter	4.76	3.53	—

On April 15, 2005 the closing price for the Common Stock was $19.60.

(b) Holders

On April 15, 2005 there were approximately 420 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2001 through 2005, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC or Grant Thornton LLP, independent registered public accounting firms. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(Amounts in thousands, except per share data)

		YEARS ENDED FEBRUARY 28 or 29,
	2005	2004	2003	2002	2001
Selected Statement of Operations Data
Total revenues	$24,524	$21,133	$19,461	$19,439	$22,572
Operating income	5,339	3,779	1,496	3,370	3,105
Net income	$3,317	$2,319	$852	$1,995	$1,556
Basic Earnings per Common Share	$.74	$.53	$.20	$.47	$.33

Diluted Earnings per Common Share	$.68	$.49	$.18	$.44	$.33
Weighted average common shares outstanding	4,505	4,391	4,323	4,285	4,680
Weighted average common shares outstanding, assuming dilution	4,861	4,728	4,687	4,568	4,693

Selected Balance Sheet Data
Working capital	$8,008	$6,394	$4,765	$3,940	$1,249
Total assets	19,248	17,967	16,084	16,795	15,042
Long-term debt	1,539	1,986	3,073	4,325	3,297
Stockholders’ equity	13,894	11,590	9,891	8,821	7,062

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors including the receptivity of its franchise system of its product introductions and promotional programs.

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

Accounts and Notes Receivable — In the normal course of business, the Company extends credit to customers, primarily franchisees, that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are often secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectibility based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectibility of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

Absent the provisions for a single franchisee (see note 12 of the financial statements), the Company recorded expense of approximately $25,000 per year for potential uncollectible accounts over the three-year period ended February 28, 2005. Write-offs of uncollectible accounts, absent those for the single franchisee referenced above, and net of recoveries, averaged approximately $34,500 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 3.4% to 3.6% of gross receivables.

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

Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2005, the Company recorded expense averaging approximately $61,000 per year for potential inventory losses, or approximately 0.6% of total cost of sales for that period.

Goodwill — Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in fiscal 2005 showed no impairment of our goodwill.

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

Results of Operations

Fiscal 2005 Compared To Fiscal 2004

Results Summary

Basic earnings per share increased 39.6% from $.53 in fiscal 2004 to $.74 in fiscal 2005. Revenues increased 16.0% from fiscal 2004 to fiscal 2005. Operating income increased 41.3% from $3.8 million in fiscal 2004 to $5.3 million in fiscal 2005. Net income increased 43.0% from $2.3 million in fiscal 2004 to $3.3 million in fiscal 2005. The increase in revenue earnings per share, operating income, and net income in fiscal 2005 from 2004 was due primarily to increased number of franchised stores in operation, increased same store sales at franchised units and increased same store pounds purchased from the factory by franchised units.

Revenues

($’s in thousands)	2005	2004	Change	% Change
Factory sales	$16,654.4	$14,103.4	$2,551.0	18.1%
Retail sales	2,726.4	2,564.8	161.6	6.3%
Royalty and marketing fees	4,577.5	3,875.9	701.6	18.1%
Franchise fees	565.3	588.7	(23.4)	(4.0%)
Total	$24,523.6	$21,132.8	$3,390.8	16.0%

Factory Sales

This increase in factory sales was due to an increase in the average number of franchised stores in operation to 263 in fiscal 2005 from 231 in fiscal 2004 as well as an increase in same store pounds purchased from the factory by franchised stores of 5.0% and an increase in factory sales to customers outside the Company’s system of franchised retail stores of 17.0%.

Retail Sales

This increase in retail sales resulted primarily from an increase in same-store sales at Company-owned stores of 5.7%.

Royalties, Marketing Fees and Franchise Fees

This increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation from 205 in fiscal 2004 to 233 in fiscal 2005 plus an increase in same store sales of 4.7%. Franchise fee revenues decreased due to a decrease in the number of franchises sold.

Costs and Expenses

				%
($’s in thousands)	2005	2004	Change	Change
Cost of sales — factory	$10,704.8	$9,579.9	$1,124.9	11.7%
Cost of sales — retail	1,036.4	955.5	80.9	8.5%
Franchise costs	1,411.9	1,135.7	276.2	24.3%
Sales and marketing	1,294.7	1,220.5	74.2	6.1%
General and administrative	2,497.7	2,235.5	262.2	11.7%
Retail operating	1,453.8	1,430.1	23.7	1.7%
Total	$18,399.3	$16,557.2	$1,842.1	11.1%

Gross margin

				%
($’s in thousands)	2005	2004	Change	Change
Factory	$5,949.6	$4,523.5	$1,426.1	31.5%
Retail	1,690.0	1,609.3	80.7	5.0%
Total	$7,639.6	$6,132.8	$1,506.8	24.6%

(Percent)
Factory	35.7%	32.1%	3.6%	11.2%
Retail	62.0%	62.7%	(0.7%)	(1.1%)
Total	39.4%	36.8%	2.6%	7.1%

Cost of Sales

Factory margins increased to 35.7% in fiscal 2005 from 32.1% in fiscal 2004. This improvement in factory margins is due primarily to increased production efficiencies related to higher production volume. The decline in Company-owned store margin is due to increased operating expenses partially offset by changes in mix of products sold.

Franchise Costs

The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures as well as costs incurred related to the Company’s bi-annual franchisee convention. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 27.5% in fiscal 2005 from 25.4% in fiscal 2004. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing was due primarily to a planned increase in personnel costs of 17.8% related to the Company’s ongoing customer service efforts and franchisee support.

General and Administrative

The increase in general and administrative costs was due primarily to increased personnel costs, incentive compensation costs and professional fees. Personnel costs increased and are related to both annual increases as well as the Company’s continued commitment to utilize and expand its information technology capabilities. Incentive compensation costs are linked to the Company’s net income performance and increased 44.1%. The 18.1% increase in professional fees was due to the rising costs of being a public company as a result of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder. The Company expects that future costs of incentive compensation will continue to be linked to the Company’s performance. The Company also expects that costs of being a public company will continue to increase. As a percentage of total revenues, general and administrative expense decreased to 10.2% in fiscal 2005 from 10.6% in fiscal 2004.

Retail Operating Expenses

This increase was due primarily to a 5.8% increase in compensation expense during fiscal 2005 versus fiscal 2004 and is related to both expected wage increases as well as sales and customer volume. Retail operating expenses, as a percentage of retail sales, decreased from 55.8% in fiscal 2004 to 53.3% in fiscal 2005 due to a higher increase in revenue relative to the increase in costs. The Company expects that retail operating expenses in the future will continue to fluctuate depending on the success of retail environments in which stores operate and fluctuations in sales and customer volume.

Depreciation and Amortization

Depreciation and amortization of $785,000 in fiscal 2005 approximated the $796,000 incurred in fiscal 2004. The Company expects this expense to increase in fiscal 2006 due to some remodeling in progress and planned capital expenditures.

Other Expense, Net

Other expense, net of $7,000 incurred in fiscal 2005 decreased 86.2% from the $51,000 incurred in fiscal 2004 due primarily to lower interest expense on lower average rates and outstanding amounts of both short-term and long-term debt.

Income Tax Expense

The Company’s effective income tax rate in fiscal 2005 was 37.8%, which is the same as the effective rate in fiscal 2004.

Fiscal 2004 Compared To Fiscal 2003

Results Summary

Basic earnings per share increased 165.0% from $.20 in fiscal 2003 to $.53 in fiscal 2004. Revenues increased 8.6% from fiscal 2003 to fiscal 2004. Operating income increased 152.5% from $1.5 million in fiscal 2003 to $3.8 million in fiscal 2004. Net income increased 172.1% from $0.9 million in fiscal 2003 to $2.3 million in fiscal 2004. The increase in earnings per share, operating income, and net income in fiscal 2004 from 2003 was due 72.7%, 73.0% and 70.7%, respectively, to the insolvency of a single franchisee and the related provision for loss on accounts and notes receivable and related foreclosure costs in the prior fiscal year. Increased revenue also contributed to the improvement.

Revenues

($’s in thousands)	2004	2003	Change	% Change
Factory sales	$14,103.4	$13,905.6	197.8	1.4%
Retail sales	2,564.8	1,398.8	1,166.0	83.4%
Royalty and marketing fees	3,875.9	3,768.4	107.5	2.9%
Franchise fees	588.7	388.7	200.0	51.5%
Total	$21,132.8	$19,461.5	1,671.3	8.6%

Factory Sales

This increase in factory sales was due to an increase in the number of franchised stores in operation to 251 in fiscal 2004 from 222 in fiscal 2003. This increase was partially offset by a decrease in same store pounds purchased from the factory by franchised stores of 1.7% and a decrease in factory sales to customers outside the Company’s system of franchised retail stores of 25.7%.

Retail Sales

This increase in retail sales resulted primarily from an increase in the average number of Company-owned stores from 4 during fiscal 2003 to 8 during fiscal 2004, plus a 3.2% increase in same store sales at Company-owned stores.

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

Sales & Marketing

The decrease in sales and marketing costs was expected and due primarily to decreased personnel costs of 11.3% related to reduction in staffing as well as more focused and efficient marketing programs that reduced such program costs by 38.8%. These reductions were achieved by restructuring sales and marketing efforts and such reductions are not expected to recur in the future.

General and Administrative

The increase in general and administrative costs was expected and due primarily to increased incentive compensation cost, professional fees and insurance costs. Incentive compensation costs are linked to the Company’s net income performance and increased 128.4% as expected. The 18.1% increase in professional fees was also expected due to the rising costs of being a public company as a result of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder. General insurance costs increased 23.3% due to the rising costs of being a public company while health coverage increased almost 60% due to the well-publicized escalation in healthcare costs. The Company expects that future costs of incentive compensation will continue to be linked to the Company’s performance. The Company also expects that costs of being a public company as well as health insurance will continue to increase. As a percentage of total revenues, general and administrative expense increased to 10.6% in fiscal 2004 from 10.1% in fiscal 2003.

Retail Operating Expenses

The increase in retail operating expenses was expected and resulted from the increase in the average number of Company-owned stores from 4 during fiscal 2003 to 8 during fiscal 2004. Retail operating expenses, as a percentage of retail sales, decreased to 55.8% in fiscal 2004 compared to 59.5% in fiscal 2003 due to a change in mix of stores in operations and the relative operating costs, such as lease rates and compensation levels, of the additional stores. The Company expects that retail operating expenses in the future will continue to fluctuate depending on the number of stores in operation.

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

Liquidity and Capital Resources

As of February 28, 2005, working capital was $8.0 million compared with $6.4 million as of February 29, 2004, a $1.6 million increase, and is after payment of cash dividends of $1.1 million during the year. The increase in working capital was due primarily to operating results.

Cash and cash equivalent balances decreased from $4.6 million as of February 29, 2004 to $4.4 million as of February 28, 2005 as a result of cash flows generated by operating activities less than cash flows used in financing and investing activities. The Company’s current ratio was 3.57 to 1 at February 28, 2005 in comparison with 2.67 to 1 at February 29, 2004.

The Company’s long-term debt is comprised of a real estate mortgage facility used to finance the Company’s factory expansion (unpaid balance as of February 28, 2005, $1.7 million).

The Company has a $2.5 million credit line, of which $2.5 million was available as of February 28, 2005, secured by substantially all of the Company’s assets except retail store assets and is subject to renewal in July, 2005.

The table below presents significant contractual obligations of the Company at February 28, 2005.

(Amounts in thousands)	Less than			After 5
Contractual Obligations	1 year	1-3 Years	4-5 years	years	Total
Line of credit	—	—	—	—	—
Notes payable	126	271	302	966	1,665
Operating leases	649	958	434	48	2,089
Other long-term obligations	239	188	20	—	447
Total Contractual cash obligations	1,014	1,417	756	1,014	4,201

For fiscal 2006, the Company anticipates making capital expenditures of approximately $1,500,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for fiscal 2006. If necessary, the Company has available bank lines of credit to help meet these requirements.

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

New Accounting Pronouncements

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. The Company is a non-accelerated filer and therefore does not have to comply with section 404 of the act until 2006.

In November 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the Company’s financial statements as the Company’s current method of accounting for inventory costs are consistent with this standard.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The effective date of SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company will adopt SFAS No. 153 in fiscal 2006 and does not expect it to have a significant impact on the Company’s financial statements.

In December, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company’s financial statements.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during fiscal 2006.

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

As of February 28, 2005, $1.7 million of the Company’s long-term debt was subject to a variable interest rate. Assuming that this principal amount did not change during fiscal 2005, other than as a result of scheduled payments, and assuming that the average effective interest rate in effect on this debt for 2005 increased by one percent as compared to the average effective interest rate in effect during 2005, the Company would not incur additional interest expense in 2006, as compared to 2005, due to an increasing proportion of payments applied to principal. Additionally, cash flow would not be affected as payment amounts are fixed.

The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of February 28, 2005, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado

We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. as of February 28 (29), 2005 and 2004, and the related statements of income, changes in stockholders’ equity and cash flows for the years ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

April 21, 2005
Denver, Colorado

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.

We have audited the accompanying statements of income, stockholders’ equity, and cash flows of Rocky Mountain Chocolate Factory, Inc. for the year ended February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Rocky Mountain Chocolate Factory, Inc.’s operations and its cash flows for the year ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas
April 18, 2003

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2005	2004	2003
Revenues
Sales	$19,380,861	$16,668,210	$15,304,365
Franchise and royalty fees	5,142,758	4,464,618	4,157,107
Total revenues	24,523,619	21,132,828	19,461,472

Costs and Expenses
Cost of sales	11,741,205	10,535,352	9,996,592
Franchise costs	1,411,901	1,135,686	1,245,778
Sales & marketing	1,294,702	1,220,585	1,441,111
General and administrative	2,497,718	2,235,499	1,967,117
Retail operating	1,453,740	1,430,124	832,591
Depreciation and amortization	785,083	796,271	815,279
Provision for loss on accounts and notes receivable and related foreclosure costs	—	—	1,666,524
Total costs and expenses	19,184,349	17,353,517	17,964,992

Operating Income	5,339,270	3,779,311	1,496,480

Other Income (Expense)
Interest expense	(99,988)	(144,787)	(297,344)
Interest income	92,938	93,847	171,197
Other, net	(7,050)	(50,940)	(126,147)

Income Before Income Taxes	5,332,220	3,728,371	1,370,333

Income Tax Expense	2,015,580	1,409,325	517,985

Net Income	$3,316,640	$2,319,046	$852,348

Basic Earnings per Common Share	$.74	$.53	$.20

Diluted Earnings per Common Share	$.68	$.49	$.18

Weighted Average Common Shares Outstanding	4,505,162	4,390,545	4,323,310
Dilutive Effect of Employee Stock Options	355,874	337,290	363,719
Weighted Average Common Shares Outstanding, Assuming Dilution	4,861,036	4,727,835	4,687,029

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

BALANCE SHEETS

	AS OF FEBRUARY 28 or 29,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$4,438,876	$4,552,283
Accounts receivable, less allowance for doubtful accounts of $80,641 and $73,269	2,943,835	2,388,848
Notes receivable	451,845	313,200
Refundable income taxes	364,630	—
Inventories, less reserve for slow moving inventory of $127,345 and $86,169	2,518,212	2,471,810
Deferred income taxes	156,623	149,304
Other	250,886	353,733
Total current assets	11,124,907	10,229,178

Property and Equipment, Net	6,125,981	5,456,695

Other Assets
Notes receivable, less valuation allowance of $52,005 and $47,005	400,084	602,095
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	426,827	498,885
Other	36,424	46,641
Total other assets	1,997,086	2,281,372

Total assets	$19,247,974	$17,967,245

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$126,000	$1,080,400
Accounts payable	1,088,476	952,542
Accrued salaries and wages	1,160,937	1,091,596
Other accrued expenses	324,215	474,906
Dividend payable	417,090	236,108
Total current liabilities	3,116,718	3,835,552

Long-Term Debt, Less Current Maturities	1,539,084	1,986,174

Deferred Income Taxes	698,602	555,567

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value; 7,250,000 shares authorized; 4,602,135 and 4,486,461 shares issued and outstanding	138,064	134,594
Additional paid-in capital	11,097,208	2,676,222
Retained earnings	2,658,298	8,779,136
Total stockholders’ equity	13,893,570	11,589,952

Total liabilities and stockholders’ equity	$19,247,974	$17,967,245

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2005	2004	2003
Common Stock
Balance at beginning of year	$134,594	$129,944	$128,619
Repurchase and retirement of common stock	(2,818)	(3,789)	—
Issuance of common stock	14		8
Exercise of stock options and other	6,274	8,439	1,317
Balance at end of year	138,064	134,594	129,944

Notes Receivable From Officers and Directors
Balance at beginning of year	—	—	(39,999)
Payment of notes	—	—	39,999
Balance at end of year	—	—	—

Additional Paid-In Capital
Balance at beginning of year	2,676,222	2,666,493	2,489,971
Repurchase and retirement of common stock	(841,388)	(905,806)	—
Stock dividends declared	8,156,857	—	—
Costs related to stock split and dividends	(15,638)	(10,002)	(15,278)
Issuance of common stock	4,943	—	1,260
Exercise of stock options and other	584,852	747,162	123,947
Tax benefit from employee stock transactions	531,360	178,375	66,593
Balance at end of year	11,097,208	2,676,222	2,666,493

Retained Earnings
Balance at beginning of year	8,779,136	7,094,554	6,242,206
Net income	3,316,640	2,319,046	852,348
Stock dividends declared	(8,156,857)	—	—
Cash dividends declared	(1,280,621)	(634,464)	—
Balance at end of year	2,658,298	8,779,136	7,094,554

Total Stockholders’ Equity	$13,893,570	$11,589,952	$9,890,991

Common Shares
Balance at beginning of year	4,486,461	4,331,464	4,287,314
Repurchase and retirement of common stock	(93,912)	(126,299)	—
Issuance of common stock	462	—	260
Exercise of stock options and other	209,124	281,296	43,890
Balance at end of year	4,602,135	4,486,461	4,331,464

The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$3,316,640	$2,319,046	$852,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	785,083	796,271	815,279
Provision for loss on accounts and notes receivable and related foreclosure costs	25,000	50,000	1,754,524
Provision for inventory loss	90,000	55,000	37,000
(Gain) loss on sale of assets	44,789	87,136	2,209
Deferred income taxes	135,716	348,664	27,726
Changes in operating assets and liabilities:
Accounts receivable	(453,255)	(417,457)	342,967
Refundable income taxes	(364,630)	548,490	(548,490)
Inventories	(136,402)	535,325	91,535
Other assets	89,661	(92,541)	37,941
Accounts payable	135,934	339,772	(54,649)
Income taxes payable	409,957	299,778	(49,943)
Accrued liabilities	23,726	391,072	(334,347)
Net cash provided by operating activities	4,102,219	5,260,556	2,974,100

Cash Flows From Investing Activities:
Additions to notes receivable	(236,142)	(53,676)	(1,033,097)
Proceeds received on notes receivable	172,776	227,790	530,043
Proceeds from sale of assets	23,834	84,572	13,940
(Increase) decrease in other assets	451	6,938	(11,578)
Purchase of property and equipment	(1,406,698)	(469,893)	(285,313)
Net cash used in investing activities	(1,445,779)	(204,269)	(786,005)

Cash Flows From Financing Activities:
Payments on long-term debt	(1,401,490)	(1,224,624)	(1,221,848)
Repayment of loans by officers	—	—	39,999
Costs of stock split or dividend	(15,638)	(10,002)	(15,278)
Issuance of common stock	591,126	755,601	126,532
Repurchase and redemption of common stock	(844,206)	(909,595)	—
Dividends paid	(1,099,639)	(398,356)	—
Net cash used in financing activities	(2,769,847)	(1,786,976)	(1,070,595)

Net Increase In Cash And Cash Equivalents	(113,407)	3,269,311	1,117,500

Cash And Cash Equivalents At Beginning Of Year	4,552,283	1,282,972	165,472

Cash And Cash Equivalents At End Of Year	$4,438,876	$4,552,283	$1,282,972

The accompanying notes are an integral part of these statements.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at February 28, 2005:

	Sold, Not Yet
	Open	Open	Total
Company owned stores	—	8	8
Franchise stores — Domestic stores	18	227	245
Franchise stores — Domestic kiosks	3	17	20
Franchise stores — International	—	31	31
	21	283	304

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits, approximately $4.1 million at February 28, 2005.

Accounts and Notes Receivable

At the time that accounts, notes and royalties receivable are originated, the Company considers a reserve for doubtful accounts. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. At February 28, 2005, the Company has $904,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.25 to 12.5%. The notes mature through November 2009 and are secured by the assets financed.

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

Goodwill

Goodwill arose from two transaction types. The first type was the result of the incorporation of the Company after its inception as a partnership. The goodwill recorded was the excess of the purchase price of the Company over the fair value of its assets. The Company has allocated this goodwill equally between its Franchising and Manufacturing operations. The second type was the purchase of various retail stores, either individually or as a group, for which the purchase price was in excess of the fair value of the assets acquired.

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

Vulnerability Due to Certain Concentrations

Franchised stores are concentrated (26%) in the factory outlet mall environment. At February 28, 2005, 4 Company-owned stores and 70 franchise stores of 283 total stores are located in this environment. The Company is, therefore, vulnerable to changes in consumer traffic in this market environment.

As of February 28, 2005, the Company had long-term notes receivable of approximately $402,000 due from two franchisees resulting from the Company financing the construction of their new concept stores. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from these locations.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the three years ended February 28, 2005. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28 (29)(in 000’s except per share amounts):

Stock-Based Compensation — CONTINUED

	2005	2004	2003
Net Income — as reported	$3,317	$2,319	$852
Stock-based compensation expense included in reported net income, net of tax	—	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	(120)	(73)	(95)
Net Income — pro forma	3,197	2,246	757
Basic Earnings per Share-as reported	.74	.53	.20
Diluted Earnings per Share-as reported	.68	.49	.18
Basic Earnings per Share-pro forma	.71	.51	.18
Diluted Earnings per Share-pro forma	.67	.48	.16

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2005, 2004 and 2003, 0, 111,215 and 97,285 stock options were excluded from diluted shares as their affect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $296,900, $334,885 and $420,000 for the fiscal years ended February 28 (29), 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

NOTE 2 — INVENTORIES

Inventories consist of the following at February 28 or 29:

	2005	2004
Ingredients and supplies	$1,365,421	$1,363,524
Finished candy	1,152,791	1,108,286
	$2,518,212	$2,471,810

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2005	2004
Land	$513,618	$513,618
Building	3,962,051	3,864,582
Machinery and equipment	7,553,261	7,106,039
Furniture and fixtures	611,930	637,523
Leasehold improvements	484,385	494,515
Transportation equipment	180,723	180,723
Construction in progress	527,658	—
	13,833,626	12,797,000

Less accumulated depreciation	7,707,645	7,340,305

Property and equipment, net	$6,125,981	$5,456,695

NOTE 4 — LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2005 the Company had a $2.5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (5.0% at February 28, 2005). At February 28, 2005, $2.5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. The credit line is subject to renewal in July, 2005.

Long-term debt

Long-term debt consists of the following at February 28 or 29:

	2005	2004
Mortgage note payable in monthly installments of $17,600 through August, 2016 including interest at 6.0% per annum, collateralized by land and factory building. Interest was subject to adjustment every 60 months until maturity in August, 2016 but was adjusted to a floating rate of prime less fifty basis points (5.0% at February 28, 2005) effective November 15, 2002.	$1,665,084	$1,804,917

Chattel mortgage note payable paid in full during fiscal 2005.	—	1,090,371

Chattel mortgage note payable paid in full during fiscal 2005.	—	171,286
	1,665,084	3,066,574
Less current maturities	126,000	1,080,400
	$1,539,084	$1,986,174

Maturities of long-term debt are as follows for the years ending February 28 or 29:

2006	$126,000
2007	132,000
2008	139,000
2009	147,000
2010	155,000
Thereafter	966,084
$1,665,084

Additionally, the line of credit and long-term debt are subject to various financial ratio and leverage covenants as well as cross-default provisions. At February 28, 2005 the Company was in compliance with all such covenants and provisions.

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

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2006	$358,500
2007	327,500
2008	292,400
2009	193,800
2010	142,200
Thereafter	48,200
$1,362,600

NOTE 5 — COMMITMENTS AND CONTINGENCIES — CONTINUED

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

2006	$239,300
2007	135,500
2008	52,400
2009	19,700
$446,900

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2005	2004	2003
Minimum rentals	$616,669	$753,314	$1,023,898
Less sublease rentals	(313,800)	(427,600)	(785,219)
Contingent rentals	28,949	11,187	9,628
	$331,818	$336,901	$248,307

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2006	$290,000
2007	189,600
2008	148,200
2009	98,800
$726,600

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2005	2004	2003
304,515	$301,600	$305,798

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $3,083,000 of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 — INCOME TAXES

Income tax expense is comprised of the following for the years ending February 28 or 29:

	2005	2004	2003
Current
Federal	$1,586,493	$878,546	$424,236
State	293,371	182,115	66,023
Total Current	1,879,864	1,060,661	490,259

Deferred
Federal	122,072	313,613	24,939
State	13,644	35,051	2,787
Total Deferred	135,716	348,664	27,726
Total	$2,015,580	$1,409,325	$517,985

NOTE 6 — INCOME TAXES — CONTINUED

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2005	2004	2003
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.8%	3.7%	3.3%
Other	—	.1%	.5%
Effective Rate	37.8%	37.8%	37.8%

The components of deferred income taxes at February 28 or 29 are as follows:

	2005	2004
Deferred Tax Assets
Allowance for doubtful accounts and notes	50,140	45,600
Inventories	48,136	32,572
Accrued compensation	44,066	33,425
Loss provisions and deferred income	49,472	131,666
Self insurance accrual	24,488	25,098
Amortization, design costs and goodwill	6,174	27,694
	222,476	296,055

Deferred Tax Liabilities
Depreciation	(764,455)	(702,318)

Net deferred tax liability	(541,979)	$(406,263)

Current deferred tax assets	$156,623	$149,304
Non-current deferred tax liabilities	(698,602)	(555,567)
Net deferred tax liability	$(541,979)	$(406,263)

NOTE 7 — STOCKHOLDERS’ EQUITY

Stock Dividends

On February 15, 2005 the Board of Directors declared a 5 percent stock dividend payable on March 10, 2005 to shareholders of record as of February 28, 2005. Shareholders received one additional share of Common Stock for every twenty shares owned prior to the record date. Subsequent to the dividend there were 4,602,135 shares outstanding.

On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. Shareholders received one additional share of Common Stock for every ten shares owned prior to the record date. Subsequent to the dividend there were 4,286,722 shares outstanding.

Stock Splits

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

All share and per share data have been restated in all years presented to give effect to the stock dividends and stock splits.

Stock Repurchases

Between March 11, 2004 and June 14, 2004 the Company repurchased 93,912 Company shares at an average price of $8.99 per share. Between October 3, 2003 and February 19, 2004 the Company repurchased 126,299 Company shares at an average price of $7.20 per share.

NOTE 7 — STOCKHOLDERS’ EQUITY — CONTINUED

Cash Dividend

The Company paid an initial quarterly cash dividend of $0.0433 per common share on September 16, 2003 to shareholders of record on September 2, 2003. The Company paid a quarterly cash dividend of $0.0469 per common share on December 16, 2003 to shareholders of record on December 2, 2003. The Company paid a quarterly cash dividend of $0.0519 per common share on March 16, 2004 to shareholders of record on March 3, 2004. The Company paid a quarterly cash dividend of $0.0571 per common share on June 16, 2004 and September 16, 2004 to shareholders of record on June 3, 2004 and September 2, 2004, respectively. The Company paid a quarterly cash dividend of $0.0762 per common share on December 16, 2004 to shareholders of record on December 2, 2004. The Company paid a quarterly cash dividend of $0.09 per common share on March 16, 2005 to shareholders of record on March 11, 2005.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 — STOCK OPTION PLANS

Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”)the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 693,000, 315,000, 207,900 and 138,600 shares, respectively, of the Company’s common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 320,672, 215,250, 23,100 and 18,480 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 28, 2005. Options become exercisable over a one to five year period from the date of the grant. The options outstanding under these plans will expire, if not exercised through September 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	2.16%	3.09%	0%
Expected stock price volatility	30%	30%	40%
Risk-free interest rate	3.8%	2.4%	4.3%
Expected life of options	5 years	5 years	5 years

Information with respect to options outstanding under the Plans at February 29, 2004, and changes for the three years then ended was as follows:

	2005
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	568,607	$3.36
Granted	225,540	10.28
Exercised	(208,907)	2.83
Forfeited	(7,738)	3.39
Outstanding at end of year	577,502	$6.25

Options exercisable at February 28, 2005	213,015	$3.68

	2004
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	796,950	$3.06
Granted	52,553	4.49
Exercised	(280,896)	2.71
Outstanding at end of year	568,607	$3.36

Options exercisable at February 29, 2004	355,856	$3.04

NOTE 8 — STOCK OPTION PLANS — CONTINUED

	2003
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	751,905	$2.78
Granted	88,935	5.25
Exercised	(43,890)	2.85
Outstanding at end of year	796,950	$3.06

Options exercisable at February 28, 2003	564,333	$2.85

Weighted average fair value per share of options granted during 2005, 2004 and 2003 were $2.73, $1.03 and $2.20, respectively.

Additional information about stock options outstanding at February 28, 2005 is summarized as follows:

		Options Outstanding
		Weighted average remaining	Weighted average
Range of exercise prices	Number outstanding	contractual life	exercise price
$1.732 to 3.902	191,100	3.63	$2.43
$4.234 to 8.20	170,102	6.05	5.32
$10.371 to 10.41	216,300	9.32	10.37

	Options Exercisable
	Number	Weighted average
Range of exercise prices	Exercisable	exercise price
$1.732 to 3.902	142,128	$2.53
$4.234 to 8.20	70,887	6.00
$10.371 to 10.41	—	—

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

	Franchising	Manufacturing	Other	Total
FY 2005
Total revenues	$7,869,207	$18,058,455	$—	$25,927,662
Intersegment revenues	—	(1,404,043)	—	(1,404,043)
Revenue from external customers	7,869,207	16,654,412	—	24,523,619
Segment profit (loss)	2,714,261	5,256,713	(2,638,754)	5,332,220
Total assets	2,809,651	9,043,385	7,394,938	19,247,974
Capital expenditures	462,088	687,632	256,978	1,406,698
Total depreciation & amortization	223,561	384,291	177,231	785,083

FY 2004
Total revenues	$7,029,453	$15,196,410	$—	$22,225,863
Intersegment revenues	—	(1,093,035)	—	(1,093,035)
Revenue from external customers	7,029,453	14,103,375	—	21,132,828
Segment profit (loss)	2,270,890	3,846,198	(2,388,717)	3,728,371
Total assets	2,636,145	8,061,324	7,269,776	17,967,245
Capital expenditures	213,072	170,192	86,629	469,893
Total depreciation & amortization	219,742	390,714	185,815	796,271

NOTE 9 — OPERATING SEGMENTS — CONTINUED

FY 2003
Total revenues	$5,555,876	$14,794,847	$—	$20,350,723
Intersegment revenues	—	(889,251)	—	(889,251)
Revenue from external customers	5,555,876	13,905,596	—	19,461,472
Segment profit (loss)	1,635,959	3,701,220	(3,966,846)	1,370,333
Total assets	2,352,483	8,514,487	5,217,276	16,084,246
Capital expenditures	79,265	127,751	78,297	285,313
Provision for loss on accounts and notes receivable and related foreclosure costs	—	—	1,666,524	1,666,524
Total depreciation & amortization	206,923	411,994	196,362	815,279

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

	2005	2004	2003
Interest paid	$100,067	$144,936	$298,141
Income taxes paid	1,834,536	212,393	1,088,692

Non-Cash Investing Activities:

Dividend payable	$180,982	236,108	$—
Fair value of assets received upon foreclosure of notes:
Tangible store assets
Held for sale	—	—	430,260
Store to be operated	—	—	82,917
Goodwill	—	—	242,083

NOTE 11 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. For fiscal 2005 and 2004, the Company made an additional discretionary contribution by doubling the normal matching. During the years ended February 28 or 29, 2005, 2004 and 2003, the Company’s contribution was approximately $74,000, $63,000 and $33,000, respectively, to the plan.

NOTE 12 — STORE SALES AND FORECLOSURES

In connection with the Company’s plans to phase out its Company-owned stores, the Company sold Company-owned stores to franchisees. During the third quarter of fiscal 2003 the Company recorded a $1,667,000 provision for potential loss on accounts and notes receivable and foreclosure costs related to the insolvency of a franchisee. In December 2002, the Company foreclosed on four of the stores previously operated by the franchisee and operates such retail outlets as Company-owned stores. At February 28, 2005 the Company has no balance recorded for notes receivable from this former franchisee.

NOTE 13 — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 (29), 2005 and 2004:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2005
Total revenue	$4,725,284	$5,867,937	$7,097,878	$6,832,520	$24,523,619
Gross margin	1,438,450	1,980,886	2,169,222	2,051,098	7,639,656
Net income	591,912	1,003,446	871,162	850,120	3,316,640
Basic earnings per share	.13	.22	.19	.19	.74
Diluted earnings per share	.12	.21	.18	.17	.68

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2004
Total revenue	$3,926,799	$5,471,253	$5,801,058	$5,933,718	$21,132,828
Gross margin	1,041,551	1,653,081	1,791,704	1,646,522	6,132,858
Net income	381,137	679,770	630,402	627,737	2,319,046
Basic earnings per share	.09	.16	.14	.14	.53
Dilute earnings per share	.08	.14	.13	.13	.49

NOTE 14 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:

		2005		2004
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$63,983	$205,777	$43,508
Packaging licenses	3-5 Years	95,831	84,848	95,831	73,865
Packaging design	10 Years	403,238	129,188	403,238	88,588
Total		$704,846	$278,019	704,846	205,961

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,570,808	$1,010,230	$2,570,808	$938,172

Amortization expense related to intangible assets totaled $72,058 and $74,419 during the fiscal year ended February 28 or 29, 2005 and 2004. The aggregate estimated amortization expense for intangible assets remaining as of February 28, 2005 is as follows:

2006	$77,800
2007	61,100
2008	61,100
2009	61,100
2010	61,100
Thereafter	104,627
Total	$426,827

NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. The Company is a non-accelerated filer and therefore does not have to comply with section 404 of the act until 2006.

In November 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the Company’s financial statements as the Company’s current method of accounting for inventory costs are consistent with this standard.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The effective date of SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company will adopt SFAS No. 153 in fiscal 2006 and does not expect it to have a significant impact on the Company’s financial statements.

NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS — CONTINUED

In December, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company’s financial statements.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during fiscal 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on July 15, 2005 (the “Proxy Statement”).

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

PART IV.

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

     1. Financial Statements

     2. Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firms	45

SCHEDULE II — Valuation and Qualifying Accounts	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado

In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated April 15, 2005, which is included in Part II of this Form 10-K, we have also audited Schedule II for the year ended February 28, 2005. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Ehrhardt Keefe Steiner & Hottman PC

April 21, 2005
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated April 18, 2003, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Dallas, Texas
April 18, 2003

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 28, 2005 Valuation Allowance for Accounts and Notes Receivable	$120,635	25,000	12,989	$132,646
Year Ended February 29, 2004 Valuation Allowance for Accounts and Notes Receivable	114,563	50,000	43,928	120,635
Year Ended February 28, 2003 Valuation Allowance for Accounts and Notes Receivable	298,959	1,754,524	1,938,920	114,563

3. Exhibits

Exhibit
Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on form 10.Q of the Registrant for the quarter ended November 30, 2003.

10.1	Form of Stock Option Agreement for the Registrant	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

3. Exhibits — (continued)

Exhibit
Number	Description	Incorporated by Reference to
10.3	Form of Employment Agreement between the Registrant and its officers	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2004.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.14	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.15	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.16	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.

3. Exhibits — (continued)

Exhibit
Number	Description	Incorporated by Reference to
31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant TO Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

99.1	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Current Report on Form 8K of the Registrant filed on February 17, 2004 and exhibit 16.1 thereto.

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE
FACTORY, INC.

/S/ Bryan J. Merryman

BRYAN J. MERRYMAN
Chief Operating Officer,Chief
Financial Officer, Treasurer and Director

Date: May 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2005	/S/ Franklin E. Crail

FRANKLIN E. CRAIL
Chairman of the Board of
Directors, President, and
Director
(principal executive officer)

Date: May 18, 2005	/S/ Bryan J. Merryman

BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director
(principal financial and accounting officer)

Date: May 18, 2005	/S/ Gerald A. Kien

GERALD A. KIEN, Director

Date: May 18, 2005	/S/ Lee N. Mortenson

LEE N. MORTENSON, Director

Date: May 18, 2005	/S/ Fred M. Trainor

FRED M. TRAINOR, Director

Date: May 18, 2005	/S/ Clyde Wm. Engle

CLYDE Wm. ENGLE, Director

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant.	Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001.

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant	Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2003.

10.1	Form of Stock Option Agreement for the Registrant	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2004.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

Exhibit
Number	Description	Incorporated by Reference to
10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	Form of Promissory Note and Stock Pledge Agreement between the Registrant and certain of its officers and directors	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.14	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.15	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.16	Commodity Contract with Guittard Chocolate Company*	Filed herewith.*

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

Exhibit
Number	Description	Incorporated by Reference to
99.1	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Current Report on Form 8K of the Registrant filed on February 17, 2004 and exhibit 16.1 thereto.

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.