Form 10-Q
period 2005-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2005-07-12
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

On June 30, 2005 the registrant had outstanding 6,223,920 shares of its common stock, $.03 par value.

The exhibit index is located on page 14.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,
	2005	2004
Revenues
Sales	$4,031,530	$3,583,836
Franchise and royalty fees	1,335,271	1,141,448
Total revenues	5,366,801	4,725,284

Costs and Expenses
Cost of sales	2,397,599	2,145,386
Franchise costs	338,349	294,956
Sales and marketing	305,749	274,920
General and administrative	528,944	508,775
Retail operating	388,928	346,895
Depreciation and amortization	209,608	201,619

Total costs and expenses	4,169,177	3,772,551

Income from Operations	1,197,624	952,733

Other Income (Expense)
Interest expense	(19,652)	(27,509)
Interest income	31,973	26,403
Other, net	12,321	(1,106)

Income Before Income Taxes	1,209,945	951,627

Income Tax Provision	457,360	359,715

Net Income	$752,585	$591,912

Basic Earnings per Common Share	$.12	$.10
Diluted Earnings per Common Share	$.11	$.09

Weighted Average Common Shares Outstanding	6,165,980	6,001,579
Dilutive Effect of Stock Options	511,104	429,005
Weighted Average Common Shares Outstanding, Assuming Dilution	6,677,084	6,430,584

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

BALANCE SHEETS

	May 31,	February 28,
	2005	2005
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,748,669	$4,438,876
Accounts receivable, less allowance for doubtful accounts of $80,296 and $80,641, respectively	2,391,204	2,943,835
Notes receivable	432,900	451,845
Refundable income taxes	—	364,630
Inventories, less reserve for slow moving inventory of $119,170 and $127,345	3,394,357	2,518,212
Deferred income taxes	156,623	156,623
Other	397,085	250,886
Total current assets	8,520,838	11,124,907

Property and Equipment, Net	6,555,670	6,125,981

Other Assets
Notes receivable, less valuation allowance of $52,005	247,494	400,084
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	408,813	426,827
Other	46,709	36,424
Total other assets	1,836,767	1,997,086

Total assets	$16,913,275	$19,247,974

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$126,000
Accounts payable	788,782	1,088,476
Accrued salaries and wages	484,563	1,160,937
Other accrued expenses	418,126	324,215
Dividend payable	418,878	417,090
Total current liabilities	2,110,349	3,116,718

Long-Term Debt, Less Current Maturities	—	1,539,084

Deferred Income Taxes	698,602	698,602

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 7,250,000 shares authorized, 6,186,005 and 6,136,180 issued and outstanding, respectively	185,580	184,085
Additional paid-in capital	10,926,739	11,051,187
Retained earnings	2,992,005	2,658,298
Total stockholders’ equity	14,104,324	13,893,570

Total liabilities and stockholders’ equity	$16,913,275	$19,247,974

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	May 31
	2005	2004
Cash Flows From Operating activities
Net income	$752,585	$591,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,608	201,619
Provision for obsolete inventory	15,000	—
(Gain) loss on sale of property and equipment	(481)	36,910
Changes in operating assets and liabilities:
Accounts receivable	459,565	353,668
Refundable income taxes	364,630	—
Inventories	(887,330)	(288,580)
Other current assets	(147,592)	(120,427)
Accounts payable	(299,694)	(168,603)
Accrued liabilities	(581,462)	(525,748)
Net cash (used in) provided by operating activities	(115,171)	80,751

Cash Flows From Investing Activities
Proceeds received on notes receivable	60,786	54,529
Proceeds from sale of assets	3,457	7,095
Purchases of property and equipment	(424,302)	(332,239)
Increase in other assets	(9,850)	(2,557)
Net cash used in investing activities	(369,909)	(273,172)

Cash Flows From Financing Activities
Payments on long-term debt	(1,665,084)	(314,034)
Repurchase of stock	(245,995)	(320,331)
Proceeds from exercise of stock options	131,944	135,279
Costs of stock dividend or stock split	(8,902)	(7,942)
Dividends paid	(417,090)	(236,108)
Net cash used in financing activities	(2,205,127)	(743,136)

Net Decrease in Cash and Cash Equivalents	(2,690,207)	(935,557)

Cash and Cash Equivalents, Beginning of Period	4,438,876	4,552,283

Cash and Cash Equivalents, End of Period	$1,748,669	$3,616,726

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at May 31, 2005:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	9	9
Company owned kiosks	—	1	1
Franchise stores – Domestic stores	17	227	244
Franchise Stores – Domestic kiosks	3	17	20
Franchise units – International	—	31	31
	20	285	305

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the quarters ended May 31, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three months ending May 31 (in 000’s except per share amounts):

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED

Stock-Based Compensation — Continued

	Three Months ended
	May 31,
	2005	2004
Net Income – as reported	$753	$592
Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	40	17
Net Income – pro forma	713	575
Basic Earnings per Share-as reported	.12	.10
Diluted Earnings per Share-as reported	.11	.09
Basic Earnings per Share-pro forma	.12	.10
Diluted Earnings per Share-pro forma	.11	.09

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2005 and 2004, zero stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	May 31, 2005	February 28, 2005
Ingredients and supplies	$1,642,301	$1,365,421
Finished candy	1,752,056	1,152,791
	$3,394,357	$2,518,212

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	May 31, 2005	February 28, 2005
Land	$513,618	$513,618
Building	3,959,162	3,962,051
Machinery and equipment	7,631,571	7,553,261
Furniture and fixtures	640,852	611,930
Leasehold improvements	650,483	484,385
Transportation equipment	180,723	180,723
Construction in progress	823,253	527,658
	14,399,662	13,833,626

Less accumulated depreciation	7,843,992	7,707,645

Property and equipment, net	$6,555,670	$6,125,981

NOTE 5 — STOCKHOLDERS’ EQUITY

Stock Dividend

On February 15, 2005 the Board of Directors declared a 5 percent stock dividend payable on March 10, 2005 to shareholders of record as of February 28, 2005. Shareholders received one additional share of Common Stock for every twenty shares owned prior to the record date. Subsequent to the dividend there were 4,602,135 shares outstanding.

NOTE 5 — STOCKHOLDERS’ EQUITY — CONTINUED

Stock Split

On May 18, 2005 the Board of Directors approved a four-for-three stock split payable June 13, 2005 to shareholders of record at the close of business on May 31, 2005. Shareholders received one additional share of common stock for every three shares owned prior to the record date. Immediately prior to the split there were 4,639,244 shares outstanding. Subsequent to the slit there were 6,186,005 shares outstanding.

All share and per share data have been restated in all periods presented to give effect to the stock dividend and stock split.

Stock Repurchases

Between April 18, 2005 and April 20, 2005 the Company repurchased 17,647 Company shares at an average price of $13.94 per share.

Cash Dividend

The Company paid a quarterly cash dividend of $0.0675 per common share on March 16, 2005 to shareholders of record on March 11, 2005. On May 25, 2005 the Company declared a quarterly cash dividend of $0.0675 per common share payable on June 16, 2005 to shareholders of record on June 3, 2005.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2005	2004
Cash paid for:

Interest	$19,872	$26,166
Income taxes	8,665	175,110
Non-Cash Financing Activities
Dividend payable	$1,788	$258,568
Fair value of assets received upon settlement of note and accounts receivable
Store to be operated	$200,000	—
Inventory	3,815	—
Note receivable	153,780	—

NOTE 7 — OPERATING SEGMENTS

The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company’s retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating and training methods and merchandising techniques. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2005. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

NOTE 7 — OPERATING SEGMENTS — CONTINUED

	Franchising	Manufacturing	Other	Total
Three Months Ended May 31, 2005

Total revenues	$1,977,030	$3,730,675	$—	$5,707,705
Intersegment revenues	—	(340,904)	—	(340,904)
Revenue from external customers	1,977,030	3,389,771	—	5,366,801
Segment profit (loss)	707,979	1,072,019	(570,053)	1,209,945
Total assets	3,107,398	9,597,706	4,208,171	16,913,275
Capital expenditures	70,882	293,659	59,761	424,302
Total depreciation & amortization	59,674	96,941	52,993	209,608

Three Months Ended May 31, 2004

Total revenues	$1,693,008	$3,297,135	$—	$4,990,143
Intersegment revenues	—	(264,859)	—	(264,859)
Revenue from external customers	1,693,008	3,032,276	—	4,725,284
Segment profit (loss)	531,821	942,167	(522,361)	951,627
Total assets	2,717,808	8,014,732	6,388,248	17,120,788
Capital expenditures	142,431	89,362	100,446	332,239
Total depreciation & amortization	57,338	96,434	47,847	201,619

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		May 31, 2005		February 28, 2005
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$69,102	$205,777	$63,983
Packaging licenses	3-5 Years	95,831	87,593	95,831	84,848
Packaging design	10 Years	403,238	139,338	403,238	129,188
Total		704,846	296,033	704,846	278,019

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,570,808	$1,028,244	$2,570,808	$1,010,230

Amortization expense related to intangible assets totaled $18,014 and $18,015 during the three months ended May 31, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2005 is as follows:

2006	54,679
2007	61,710
2008	61,710
2009	61,710
2010	61,710
Thereafter	107,294
Total	408,813

NOTE 9 – STORE PURCHASE

Effective May 1, 2005 the Company financed a note in the amount of $153,780 and took possession of a previously financed franchise store and related inventory in satisfaction of $357,595 of notes and accounts receivable. The Company currently intends to retain and operate the store.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores increased 0.7% in the first three months of Fiscal 2006.

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

Results of Operations

Three Months Ended May 31, 2005 Compared to the Three Months Ended May 31, 2004

Basic earnings per share increased 20.0% from $.10 for the three months ended May 31, 2004 to $.12 for the three months ended May 31, 2005. Revenues increased 13.6% from fiscal 2005 to fiscal 2006. Operating income increased 25.7% from $953,000 in fiscal 2005 to $1.2 million in fiscal 2006. Net income increased 27.1% from $592,000 in fiscal 2005 to $753,000 in fiscal 2006. The increase in earnings per share, operating income, and net income for the first quarter of fiscal 2006 versus the same period in fiscal 2005 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues

	Three Months Ended
	May 31,			%
($’s in thousands)	2005	2004	Change	Change
Factory sales	$3,389.7	$3,032.3	$357.4	11.8%
Retail sales	641.8	551.6	90.2	16.4%
Franchise fees	162.0	141.7	20.3	14.3%
Royalty and Marketing fees	1,173.3	999.7	173.6	17.4%
Total	$5,366.8	$4,725.3	$641.5	13.6%

Factory Sales

The increase in factory sales was due to growth in the average number of franchised stores in operation to 276 in fiscal 2006 from 254 in fiscal 2005. Also contributing to this increase was growth in same store pounds purchased from the factory by franchised stores of 0.7%.

Retail Sales

Retail sales increased 16.4% in the first quarter of fiscal 2006 compared to the same period in the prior year. The improvement was due to an increase in the average number of stores in operation from 8 in fiscal 2005 to 9 in fiscal 2006 and an increase in same store sales of 7.9%.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 9.4% from 224 in the first quarter of fiscal 2005 to 245 in 2006 and same store sales grew 4.1% in the first quarter of fiscal 2006 compared to the same period last year. Franchise fee revenues in the first quarter of fiscal 2006 increased 14.3% due to the increase of the franchise fee of approximately 25% partially offset by a slight decrease in the number of franchises sold versus the same period last year.

Costs and Expenses

	Three Months Ended
	May 31,			%
($’s in thousands)	2005	2004	Change	Change
Cost of sales — factory	$2,147.4	$1,937.7	$209.7	10.8%
Cost of sales — retail	250.2	207.7	42.5	20.5%
Franchise costs	338.4	294.9	43.5	14.7%
Sales and marketing	305.8	274.9	30.9	11.2%
General and administrative	528.9	508.8	20.1	4.0%
Retail operating	388.9	346.9	42.0	12.1%
Total	$3,959.6	$3,570.9	$388.7	10.9%

Gross margin

	Three Months Ended
	May 31,			%
($’s in thousands)	2005	2004	Change	Change
Factory	$1,242.3	$1,094.6	$147.7	13.5%
Retail	391.6	343.9	47.7	13.9%
Total	$1,633.9	$1,438.5	$195.4	13.6%

(Percent)
Factory	36.6%	36.1%	0.5%	1.4%
Retail	61.0%	62.3%	(1.3%)	(2.1%)
Total	40.5%	40.1%	0.4%	1.0%

Cost of Sales

Factory margin, as a percentage of sales, is approximately the same as last year as expected. Increases in raw material costs mostly offset the efficiency associated with increased volume and a 3.5% price increase. The decline in Company-owned store margin is due to increased operating expenses and changes in mix of product sold.

Franchise Costs

The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.3% in the first quarter of fiscal 2006 from 25.8% in the first quarter of fiscal 2005. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher revenues relative to franchise costs.

Sales and Marketing

The increase in sales and marketing is due primarily to a planned increase in personnel costs.

General and Administrative

The increase in general and administrative costs is due primarily to increased compensation and public company costs. As a percentage of total revenues, general and administrative expenses decreased to 9.9% in fiscal 2006 compared to 10.8% in fiscal 2005.

Retail Operating Expenses

This increase was due primarily to an increase in the average number of stores during the first quarter of fiscal 2006 versus the first quarter fiscal 2005. Retail operating expenses, as a percentage of retail sales, decreased from 62.9% in the first quarter of fiscal 2005 to 60.6% in the first quarter of fiscal 2006 due to a higher increase in revenue relative to the increase in costs.

Depreciation and Amortization

Depreciation and amortization of $210,000 in the first quarter of fiscal 2006 increase 4.0% from $202,000 incurred in the first quarter of fiscal 2005 due to increased purchases of equipment and related depreciation expense.

Other, Net

Other, net of $12,300 realized in the first quarter of fiscal 2006 represents an increase of $13,400 from the $1,100 incurred in the first quarter of fiscal 2005, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus increased interest income on notes receivable and invested cash. The Company paid its long-term debt in full during the first quarter of fiscal 2006.

Income Tax Expense

The Company’s effective income tax rate in the first quarter of fiscal 2006 was 37.8%, which is the same rate as the first quarter of fiscal 2005.

Liquidity and Capital Resources

As of May 31, 2005, working capital was $6.4 million, compared with $8.0 million as of February 28, 2005, a decrease of $1.6 million. The decrease in working capital was primarily due to early retirement of the Company’s long-term debt.

Cash and cash equivalent balances decreased from $4.4 million as of February 28, 2005 to $1.7 million as of May 31, 2005 as a result of cash flows used by operating, financing and investing activities. The Company’s current ratio was 4.04 to 1 at May 31, 2005 in comparison with 3.57 to 1 at February 28, 2005. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company has a $2.5 million ($2.5 million available as of May 31, 2005) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2005.

The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2006.

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

As of May 31, 2005, all of the Company’s long-term debt was paid in full. The Company also has a $2.5 million bank line of credit that bears interest at a variable rate. As of May 31, 2005, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its line of credit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Approximate
			(c) Total Number of	Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid per	Announced Plans or	Plans or
Period	Purchased	Share	Programs (1)	Programs (2)
March 2005	-0-	-0-	-0-	$246,000
April 2005	17,647	$13.94	17,647	-0-
May 2005	-0-	-0-	-0-	-0-

Total	17,647	$13.94	17,647	$-0-

(1)	During the first quarter of Fiscal 2006 ending May 31, 2005, the Company purchased 17,647 shares in the open market.

(2)	On both September 26, 2003 and February 23, 2004, the Company announced plans to repurchase up to $1,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The September 26, 2003 plan was completed in March 2004. The February 23, 2004 plan was completed in April 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on form 10.Q of the Registrant for the quarter ended November 30, 2003

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, filed herewith.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2005

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 12, 2005	/s/ Bryan J. Merryman

Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.3	Change in Terms Agreement dated August 31, 2001 in the amount of $2,800,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.4	Change in Terms Agreement dated August 31, 2001 in the amount of $2,092,500 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.5	Promissory Note dated August 31, 2001 in the amount of $2,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2001

4.6	Fourth Amendment, dated October 31, 2003, to Credit Agreement dated August 31, 2001 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.1 to the Quarterly Report on form 10.Q of the Registrant for the quarter ended November 30, 2003

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, filed herewith.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2005

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer