Form 10-Q
period 2005-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2005-10-05
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐ No ☑.
On September 30, 2005 the registrant had outstanding 6,399,109 shares of its common stock, $.03 par value.
The exhibit index is located on page 18.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Revenues
Sales	$5,109,738	$4,539,188	$9,141,268	$8,123,024
Franchise and royalty fees	1,473,422	1,328,749	2,808,693	2,470,197
Total revenues	6,583,160	5,867,937	11,949,961	10,593,221

Costs and Expenses
Cost of sales	3,017,913	2,558,302	5,415,512	4,703,688
Franchise costs	306,704	317,352	645,053	612,308
Sales and marketing	284,911	272,351	590,660	547,271
General and administrative	507,023	525,018	1,035,967	1,033,793
Retail operating	473,546	379,308	862,474	726,203
Depreciation and amortization	204,257	201,264	413,865	402,883
Total costs and expenses	4,794,354	4,253,595	8,963,531	8,026,146

Income from Operations	1,788,806	1,614,342	2,986,430	2,567,075

Other Income (Expense)
Interest expense	—	(24,068)	(19,652)	(51,577)
Interest income	17,527	22,982	49,500	49,385
Total other, net	17,527	(1,086)	29,848	(2,192)

Income Before Income Taxes	1,806,333	1,613,256	3,016,278	2,564,883

Provision for Income Taxes	682,795	609,810	1,140,155	969,525

Net Income	$1,123,538	$1,003,446	$1,876,123	$1,595,358

Basic Earnings per Common Share	$.18	$.17	$.30	$.27
Diluted Earnings per Common Share	$.17	$.16	$.28	$.25

Weighted Average Common Shares Outstanding	6,270,974	5,969,852	6,218,478	5,985,715
Dilutive Effect of Stock Options	469,741	460,608	490,423	444,807
Weighted Average Common Shares Outstanding, Assuming Dilution	6,740,715	6,430,460	6,708,901	6,430,522
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	August 31,	February 28,
	2005	2005
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,199,475	$4,438,876
Accounts receivable, less allowance for doubtful accounts of $56,329 and $80,641 respectively	3,212,035	2,943,835
Notes receivable	393,550	451,845
Refundable income taxes	—	364,630
Inventories, less reserve for slow moving inventory of $48,141 and $127,345, respectively	3,530,753	2,518,212
Deferred income taxes	156,623	156,623
Other	500,464	250,886
Total current assets	9,992,900	11,124,907

Property and Equipment, Net	6,673,411	6,125,981

Other Assets
Notes receivable, less valuation allowance of $52,005	221,146	400,084
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	390,841	426,827
Other	136,315	36,424
Total other assets	1,882,053	1,997,086

Total assets	$18,548,364	$19,247,974

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$126,000
Accounts payable	689,131	1,088,476
Accrued salaries and wages	403,719	1,160,937
Other accrued expenses	792,135	324,215
Dividend payable	430,241	417,090
Total current liabilities	2,315,226	3,116,718

Long-Term Debt, Less Current Maturities	—	1,539,084

Deferred Income Taxes	698,602	698,602

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,353,397 and 6,136,180 issued and outstanding	190,602	184,085
Additional paid-in capital	11,658,632	11,051,187
Retained earnings	3,685,302	2,658,298
Total stockholders’ equity	15,534,536	13,893,570

Total liabilities and stockholders’ equity	$18,548,364	$19,247,974
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2005	2004
Cash Flows From Operating activities
Net income	$1,876,123	$1,595,358
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	413,865	402,883
Provision for obsolete inventory	15,000	30,000
(Gain) loss on sale of property and equipment	(1,390)	36,207
Changes in operating assets and liabilities:
Accounts receivable	(361,266)	(287,755)
Refundable income taxes	364,630	—
Inventories	(1,023,726)	(761,756)
Other current assets	(257,965)	(114,504)
Accounts payable	(399,345)	223,614
Accrued liabilities	(287,274)	(606,972)
Net cash provided by operating activities	338,652	517,075

Cash Flows From Investing Activities
Proceeds received on notes receivable	126,484	119,712
Proceeds from sale of assets	4,708	20,900
Purchases of property and equipment	(826,897)	(480,309)
Decrease (increase) in other assets	4,742	(61,983)
Net cash used in investing activities	(690,963)	(401,680)

Cash Flows From Financing Activities
Payments on long-term debt	(1,665,084)	(624,315)
Repurchase and redemption of common stock	(245,995)	(844,205)
Dividends paid	(835,968)	(494,676)
Costs of stock dividend or stock split	(8,902)	(7,942)
Proceeds from exercise of stock options	868,859	314,886
Net cash used in financing activities	(1,887,090)	(1,656,252)

Net Decrease in Cash and Cash Equivalents	(2,239,401)	(1,540,857)

Cash and Cash Equivalents, Beginning of Period	4,438,876	4,552,283

Cash and Cash Equivalents, End of Period	$2,199,475	$3,011,426
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of RMCF stores at August 31, 2005:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	9	9
Company owned kiosks	—	1	1
Franchise stores — Domestic stores	23	230	253
Franchise Stores — Domestic kiosks	5	17	22
Franchise units — International	—	34	34
	28	291	319
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued

	Three Months ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net Income — as reported	$1,124	$1,003	$1,876	$1,595
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	40	43	80	60
Net Income — pro forma	1,084	960	1,796	1,535
Basic Earnings per Share—as reported	.18	.17	.30	.27
Diluted Earnings per Share—as reported	.17	.16	.28	.25
Basic Earnings per Share—pro forma	.17	.16	.29	.26
Diluted Earnings per Share—pro forma	.16	.15	.27	.24
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended August 31, 2005 and 2004, zero stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2005 and 2004, zero stock options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	August 31, 2005	February 28, 2005

Ingredients and supplies	$1,439,799	$1,365,421
Finished candy	2,019,307	1,152,791
	$3,459,106	$2,518,212
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	August 31, 2005	February 28, 2005

Land	$513,618	$513,618
Building	4,693,212	3,962,051
Machinery and equipment	7,827,805	7,553,261
Furniture and fixtures	829,249	611,930
Leasehold improvements	651,934	484,385
Transportation equipment	183,074	180,723
Construction in progress	—	527,658
	14,698,892	13,833,626
Less accumulated depreciation	8,025,481	7,707,645
Property and equipment, net	$6,673,411	$6,125,981
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
Cash Dividend
The Company paid a quarterly cash dividend of $0.0675 per common share on March 16, 2005 to shareholders of record on March 11, 2005. The Company paid a quarterly cash dividend of $0.0675 per common share on June 16, 2005 to shareholders of record on June 3, 2005. On August 19, 2005, the Company declared a quarterly cash dividend of $0.0675 per common share payable on September 16, 2005 to shareholders of record on September 1, 2005.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,

Cash paid (received) for:	2005	2004
Interest	$19,872	$51,333
Income taxes	362,166	835,210

Non-Cash Financing Activities Dividend Payable	$13,151	$258,628
Fair value of assets received upon settlement of note and accounts receivable Store to be operated	$200,000	—
Inventory	3,815	—
Note receivable	153,780	—
NOTE 7 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company’s retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating and training methods and merchandising techniques. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2005. The Company evaluates performance nd allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

NOTE 7 — OPERATING SEGMENTS — CONTINUED

Three Months Ended
August 31, 2005	Franchising	Manufacturing	Other	Total

Total revenues	$2,289,054	$4,727,268	$—	$7,016,322
Intersegment revenues	—	(433,162)	—	(433,162)
Revenue from external customers	2,289,054	4,294,106	—	6,583,160
Segment profit (loss)	899,964	1,435,248	(528,879)	1,806,333
Total assets	3,092,933	10,386,916	4,996,868	18,476,717
Capital expenditures	12,720	250,918	138,957	402,595
Total depreciation & amortization	68,345	97,438	38,474	204,257

Three Months Ended
August 31, 2004

Total revenues	$2,137,006	$4,117,397	$—	$6,254,403
Intersegment revenues	—	(386,466)	—	(386,466)
Revenue from external customers	2,137,006	3,730,931	—	5,867,937
Segment profit (loss)	868,808	1,319,101	(574,653)	1,613,256
Total assets	2,752,993	8,915,001	5,858,173	17,526,167
Capital expenditures	22,606	41,710	83,754	148,070
Total depreciation & amortization	56,983	96,434	47,847	201,264

Six Months Ended
August 31, 2005	Franchising	Manufacturing	Other	Total

Total revenues	$4,266,084	$8,457,943	$—	$12,724,027
Intersegment revenues	—	(774,066)	—	(774,066)
Revenue from external customers	4,266,084	7,683,877	—	11,949,961
Segment profit (loss)	1,607,943	2,507,267	(1,098,932)	3,016,278
Total assets	3,092,933	10,386,916	4,996,868	18,476,717
Capital expenditures	83,602	544,577	198,718	826,897
Total depreciation & amortization	128,019	194,379	91,467	413,865

Six Months Ended
August 31, 2004

Total revenues	$3,830,014	$7,414,532	$—	$11,244,546
Intersegment revenues	—	(651,325)	—	(651,325)
Revenue from external customers	3,830,014	6,763,207	—	10,593,221
Segment profit (loss)	1,400,629	2,261,268	(1,097,014)	2,564,883
Total assets	2,752,993	8,915,001	5,858,173	17,526,167
Capital expenditures	165,037	131,072	184,200	480,309
Total depreciation & amortization	114,320	192,869	95,694	402,883
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		August 31, 2005		February 28, 2005
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Carrying	Amortization	Carrying	Amortization
		Value		Value
Intangible assets subject to amortization
Store design	10 Years	$205,777	$74,538	$205,777	$63,983
Packaging licenses	3-5 Years	95,831	90,339	95,831	84,848
Packaging design	10 Years	403,238	149,488	403,238	129,188
Total		$704,846	$314,365	$704,846	$278,019

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS — CONTINUED

Intangible assets not subject to amortization
Franchising segment—
Company stores goodwill	1,275,962	336,847	1,275,962	336,847
Franchising goodwill	295,000	197,682	295,000	197,682
Manufacturing segment—Goodwill	295,000	197,682	295,000	197,682
Total Goodwill	1,865,962	732,211	1,865,962	732,211
Total intangible assets	$2,570,808	$1,046,576	$2,570,808	$1,010,230
Amortization expense related to intangible assets totaled $36,346 and $36,029 during the six months ended August 31, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2005 is as follows:

Remainder of fiscal 2006	$36,347
2007	61,710
2008	61,710
2009	61,710
2010	61,710
Thereafter	107,294
Total	390,481
NOTE 9 — STORE PURCHASE
Effective May 1, 2005 the Company financed a note in the amount of $153,780 and took possession of a previously financed franchise store and related inventory in satisfaction of $357,595 of notes and accounts receivable. The Company currently intends to retain and operate the store.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A Note About Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 28, 2005 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

The Company is a product-based international franchiser. The Company’s revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. The Company also sells its candy in selected locations outside its system of retail stores to build brand awareness. The Company operates ten retail units as a laboratory to test marketing, design and operational initiatives.
The Company is subject to seasonal fluctuations in sales because of the location of its franchisees, which are located in street fronts, tourist locations, factory outlets and regional malls. Seasonal fluctuation in sales cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity of its franchise system of its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores increased 0.7% in the first quarter but declined 7.1% in the second quarter and 3.1% in the first six months of Fiscal 2006.
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
Results of Operations
Three Months Ended August 31, 2005 Compared to the Three Months Ended
August 31, 2004
Basic earnings per share increased 5.9% from $.17 for the three months ended August 31, 2004 to $.18 for the three months ended August 31, 2005. Revenues increased 12.2% from fiscal 2005 to fiscal 2006. Operating income increased 10.8% from $1.6 million in fiscal 2005 to $1.8 million in fiscal 2006. Net income increased 12.0% from $1.0 million in fiscal 2005 to $1.1 million in fiscal 2006. The increase in earnings per share, operating income, and net income for the second quarter of fiscal 2006 versus the same period in fiscal 2005 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

	Three Months Ended
	August 31,			%
($’s in thousands)	2005	2004	Change	Change
Factory sales	$4,294.2	$3,730.9	$563.3	15.1%
Retail sales	815.6	808.2	7.4	0.9%
Franchise fees	199.8	153.2	46.6	30.4%
Royalty and Marketing fees	1,273.6	1,175.6	98.0	8.3%
Total	$6,583.2	$5,867.9	$715.3	12.2%

Factory Sales
Factory sales increased for the three months ended August 31, 2005 due to a 215% increase in product shipments to customers outside its system of franchised retail stores. The increase in product shipments was caused by a year-over-year timing difference in shipment dates. Partially offsetting this increase was a 7.1% decrease in same store pounds purchased from the factory by franchised stores and a 3.7% decrease in pounds purchased by new franchised when compared to the three months ended August 31, 2004. The Company believes that these decreases reflect an unseasonably hot summer in many regions of the country, along with a modest softening in the retail sector of the economy. Historically, retail sales of chocolate products suffer when weather conditions are unusually hot in particular markets. The average number of franchised stores in operation increased to 279 in the second quarter of fiscal 2006 from 260 in fiscal 2005.
Retail Sales
Same store retail sales decreased 10.2% in the second quarter of fiscal 2006 compared to the same period in the prior year primarily due to increased competition and record high temperatures in areas where Company stores are concentrated. The improvement in total retail sales was due to an increase in the average number of stores in operation from 8 in fiscal 2005 to 10 in fiscal 2006.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation. The average number of domestic units in operation grew 7.4% from 229 in the second quarter of fiscal 2005 to 246 in 2006. Partially offsetting this increase was a decline in same store sales of 0.8% in the second quarter of fiscal 2006 compared to the same period last year. Franchise fee revenues in the second quarter of fiscal 2006 increased 30.4% due to the increase of the franchise fee of approximately 25% plus an increase in the number of franchises sold versus the second quarter of fiscal 2005.
Costs and Expenses

	Three months ended			%
($’s in thousands)	2005	2004	Change	Change

Cost of sales — factory	$2,700.0	$2,259.1	$440.9	19.5%
Cost of sales — retail	317.9	299.2	18.7	6.3%
Franchise costs	306.7	317.4	(10.7)	(3.4%)
Sales and marketing	284.9	272.4	12.5	4.6%
General and administrative	507.0	525.0	(18.0)	(3.4%)
Retail operating	473.6	379.3	94.3	24.9%
Total	$4,590.1	$4,052.4	$537.7	13.3%
Gross margin

	Three months ended			%
	2005	2004	Change	Change
($’s in thousands)
Factory	$1,594.2	$1,471.8	$122.4	8.3%
Retail	497.7	509.0	(11.3)	(2.2%)
Total	$2,091.9	$1,980.8	$111.1	5.6%

(Percent)
Factory	37.1%	39.4%	(2.3%)	(5.8%)
Retail	61.0%	63.0%	(2.0%)	(3.2%)
Total	40.9%	43.6%	(2.7%)	(6.2%)
Costs and Expenses
Cost of Sales
Factory margins declined 230 basis points from fiscal 2005 to fiscal 2006 due primarily to mix of product sold during the second quarter of fiscal 2006 versus the same period in the prior year. Reduction in Company-owned store margin is due to changes in mix of product sold and increased promotional costs.

Franchise Costs
The decrease in franchise costs is due to a decline in franchise meeting costs related to the Company’s bi-annual franchise convention held in fiscal 2005 and lower professional fees offset by a planned increase in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 20.8% in the second quarter of fiscal 2006 from 23.9% in the second quarter of fiscal 2005. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise revenues relative to costs.
Sales and Marketing
The increase in sales and marketing is due primarily to a planned increase in personnel costs.
General and Administrative
The decrease in general and administrative costs is due primarily to decreased professional fees related to timing of performance of services partially offset by increased compensation costs. As a percentage of total revenues, general and administrative expenses decreased to 7.7% in fiscal 2006 compared to 8.9% in fiscal 2005.
Retail Operating Expenses
The increase was due primarily to an increase in the average number of stores during the second quarter of fiscal 2006 versus the second quarter fiscal 2005. Retail operating expenses, as a percentage of retail sales, increased from 46.9% in the second quarter of fiscal 2005 to 58.1% in the second quarter of fiscal 2006 due to a larger increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $204,000 in the second quarter of fiscal 2006 increased 1.5% from $201,000 incurred in the second quarter of fiscal 2005 due to increased fixed assets in service and related depreciation expense.
Other, Net
Other, net of $17,500 realized in the second quarter of fiscal 2006 represents an increase of $18,600 from the $1,100 incurred in the second quarter of fiscal 2005, due primarily to the elimination of interest expense plus increased interest income on notes receivable and invested cash.
Income Tax Expense
The Company’s effective income tax rate in the second quarter of fiscal 2006 was 37.8%, which is the same rate as the second quarter of fiscal 2005.
Six Months Ended August 31, 2005 Compared to the Six Months Ended August 31, 2004
Basic earnings per share increased 11.1% from $.27 for the six months ended August 31, 2004 to $.30 for the six months ended August 31, 2005. Revenues increased 12.8% from fiscal 2005 to fiscal 2006. Operating income increased 16.3% from $2.6 million in fiscal 2005 to $3.0 million in fiscal 2006. Net income increased 17.6% from $1.6 million in fiscal 2005 to $1.9 million in fiscal 2006. The increase in earnings per share, operating income, and net income for the first six months of fiscal 2006 versus the same period in fiscal 2005 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues

	Six Months Ended
	August 31,			%
($’s in thousands)	2005	2004	Change	Change
Factory sales	$7,683.9	$6,763.2	$920.7	13.6%
Retail sales	1,457.4	1,359.8	97.6	7.2%
Franchise fees	361.8	294.9	66.9	22.7%
Royalty and marketing fees	2,446.9	2,175.3	271.6	12.5%
Total	$11,950.0	$10,593.2	$1,356.8	12.8%
Factory Sales
Factory sales increased for the six months ended August 31, 2005 due to a 153% increase in product shipments to customers outside its system of franchised retail stores. The increase in product shipments was caused by a year-over-year timing difference in shipment dates. Partially offsetting this increase was a 3.1% decrease in same store pounds purchased from the factory by franchised stores and a 6.9% decrease in pounds purchased by new franchised stores when compared to the six months ended August 31, 2004. The Company believes that these decreases reflect an unseasonably hot summer in many regions of the country, along with a modest softening in the retail sector of the economy. Historically, retail sales of chocolate products suffer when weather conditions are unusually hot in particular markets. The average number of stores in operation increased to 278 in the first six months of fiscal 2006 from 258 in fiscal 2005.
Retail Sales
Same store retail sales decreased 2.9% in the first six months of fiscal 2006 compared to the same period in the prior year primarily due to increased competition and record high temperatures in areas where Company stores are concentrated. The improvement in total retail sales was due to an increase in the average number of stores in operation from 8 in fiscal 2005 to 10 in fiscal 2006.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 8.4% from 227 in the first six months of fiscal 2005 to 246 in 2006 and same store sales grew 2.3% in the first six months of fiscal 2006 compared to the same period last year. Franchise fee revenues in the first six months of fiscal 2006 increased 12.5% due to the increase in the franchise fee of approximately 25% partially offset by a slight decrease in the number of franchises sold versus the same period last year.
Costs and Expenses

	Six months ended			%
($’s in thousands)	2005	2004	Change	Change

Cost of sales — factory	$4,847.4	$4,196.8	$650.6	15.5%
Cost of sales — retail	568.1	506.9	61.2	12.1%
Franchise costs	645.0	612.3	32.7	5.3%
Sales and marketing	590.7	547.3	43.4	7.9%
General and administrative	1,036.0	1,033.8	2.2	0.2%
Retail operating	862.5	726.2	136.3	18.8%
Total	$8,549.7	$7,623.3	$926.4	12.2%

Gross margin

	Six months ended			%
	2005	2004	Change	Change
($’s in thousands)
Factory	$2,836.5	$2,566.4	$270.1	10.5%
Retail	889.3	852.9	36.4	4.3%
Total	$3,725.8	$3,419.3	$306.5	9.0%

(Percent)
Factory	36.9%	37.9%	(1.0%)	(2.6%)
Retail	61.0%	62.7%	(1.7%)	(2.7%)
Total	40.8%	42.1%	(1.3%)	(3.1%)
Costs and Expenses
Cost of Sales
Factory margins declined 100 basis points from fiscal 2005 to fiscal 2006 due primarily to mix of product sold during the first six months of fiscal 2006 versus the same period in the prior year. Reduction in Company-owned store margin is due to changes in mix of product sold and increased promotional costs.
Franchise Costs
The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.0% in the first six months of fiscal 2006 from 24.8% in the first six months of fiscal 2005. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise revenues relative to costs.
Sales and Marketing
The increase in sales and marketing is due primarily to a planned increase in personnel costs.
General and Administrative
The increase in general and administrative costs is due primarily to a planned increase in compensation costs. As a percentage of total revenues, general and administrative expenses decreased to 8.7% in fiscal 2006 compared to 9.8% in fiscal 2005. This decrease resulted from a higher increase in total revenues relative to the increase in general and administrative costs.
Retail Operating Expenses
This increase was due primarily to an increase in the average number of stores during the first six months of fiscal 2006 versus the first six months of fiscal 2005. Retail operating expenses, as a percentage of retail sales, increased from 53.4% in the first six months of fiscal 2005 to 59.2% in the first six months of fiscal 2006 due to a larger increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $414,000 in the first six months of fiscal 2006 increased 2.7% from $403,000 incurred in the first six months of fiscal 2005 due primarily to increased fixed assets in service and related depreciation expenses.
Other, Net
Other, net of $29,800 realized in the first six months of fiscal 2006 represents an increase of $32,000 from the $2,200 incurred in the first six months of fiscal 2005, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus increased interest income on notes receivable and invested cash.

Income Tax Expense
The Company’s effective income tax rate in the first six months of fiscal 2006 was 37.8% which is the same rate as the first six months of fiscal 2005.
Liquidity and Capital Resources
As of August 31, 2005, working capital was $7.7 million, compared with $8.0 million as of February 28, 2005, a decrease of $330,000. The decrease in working capital was primarily due to early retirement of the Company’s long-term debt.
Cash and cash equivalent balances decreased from $4.4 million as of February 28, 2005 to $2.2 million as of August 31, 2005 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 4.32 to 1 at August 31, 2005 in comparison with 3.57 to 1 at February 28, 2005. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($5.0 million available as of August 31, 2005) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2006.
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

As of August 31, 2005, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2005, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls, financial or otherwise, or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
June 2005	-0-	-0-	-0-	-0-
July 2005	-0-	-0-	-0-	-0-
August 2005	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The 2005 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on July 15, 2005.
1. Election of six Directors. Messrs. Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle were elected to the Company’s Board of Directors. The results of the voting were as follows: 4,168,260 votes in favor of Franklin E. Crail, with 163,282 votes withheld; 4,134,282 votes in favor of Bryan J. Merryman, with 197,734 votes withheld; 4,168,639 votes in favor of Gerald A. Kien, with 161,991 votes withheld; 3,703,329 votes in favor of Lee N. Mortenson, with 627,301 votes withheld; 3,885,190 votes in favor of Fred M. Trainor, with 445,440 votes withheld; and 3,552,517 votes in favor of Clyde Wm. Engle, with 778,125 votes withheld.
2. Ratification of the proposal to amend the Company’s Articles of Incorporation to increase from 7,250,000 to 100,000,000 the aggregate number of shares of Common Stock that the Company is authorized to issue. The result of the vote was 3,805,079 in favor, 518,235 against, and 7,701 abstaining.
2. Ratification of the proposal to amend the Company’s 2000 Nonqualified Stock Option Plan for Nonemployee Directors to increase from 138,600 to 199,800 the aggregate number of shares of Common Stock authorized for issuance under such plan. The result of the vote was 1,799,474 in favor, 527,219 against, and 8,213 abstaining.
Item 5. Other Information
None
Item 6. Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2 *	Business Loan Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant.

4.3 *	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2005

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1 *	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2 *	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: October 5, 2005	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

Exhibits	Description
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2 *	Business Loan Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant.

4.3 *	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2005

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1 *	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2 *	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.