Form 10-Q
period 2005-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2006-01-05
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

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
On December 30, 2005 the registrant had outstanding 6,319,849 shares of its common stock, $.03 par value.
The exhibit index is located on page 21.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Revenues
Sales	$6,735,832	$5,884,879	$15,877,100	$14,007,903
Franchise and royalty fees	1,261,715	1,212,999	4,070,408	3,683,196
Total revenues	7,997,547	7,097,878	19,947,508	17,691,099

Costs and Expenses
Cost of sales	4,291,666	3,732,050	9,707,178	8,435,738
Franchise costs	416,747	391,949	1,061,800	1,004,257
Sales and marketing	321,330	321,066	911,990	868,337
General and administrative	546,436	703,668	1,582,403	1,737,461
Retail operating	424,200	346,647	1,286,674	1,072,850
Depreciation and amortization	224,328	199,654	638,193	602,537

Total costs and expenses	6,224,707	5,695,034	15,188,238	13,721,180

Income from Operations	1,772,840	1,402,844	4,759,270	3,969,919

Other Income (Expense)
Interest expense	—	(25,147)	(19,652)	(76,724)
Interest income	20,950	22,890	70,450	72,275
Other, net	20,950	(2,257)	50,798	(4,449)

Income Before Income Taxes	1,793,790	1,400,587	4,810,068	3,965,470

Income Tax Provision	678,050	529,425	1,818,205	1,498,950

Net Income	$1,115,740	$871,162	$2,991,863	$2,466,520

Basic Earnings per Common Share	$.18	$.15	$.48	$.41
Diluted Earnings per Common Share	$.17	$.13	$.45	$.38

Weighted Average Common Shares Outstanding	6,354,415	6,002,769	6,263,461	5,991,359
Dilutive Effect of Stock Options	337,841	477,438	441,160	455,605
Weighted Average Common Shares Outstanding, Assuming Dilution	6,692,256	6,480,207	6,704,621	6,446,964
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	November 30,	February 28,
	2005	2005
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,494,106	$4,438,876
Accounts receivable, less allowance for doubtful accounts of $53,300 and $80,641, respectively	4,675,135	2,943,835
Notes receivable	354,958	451,845
Refundable income taxes	225,131	364,630
Inventories, less reserve for slow moving inventory of $60,879 and $127,345, respectively	2,959,584	2,518,212
Deferred income taxes	156,623	156,623
Other	511,102	250,886
Total current assets	11,376,639	11,124,907

Property and Equipment, Net	6,649,664	6,125,981

Other Assets
Notes receivable, less valuation allowance of $52,005	196,152	400,084
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	395,224	426,827
Other	93,416	36,424
Total other assets	1,818,543	1,997,086

Total assets	$19,844,846	$19,247,974

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$126,000
Accounts payable	1,177,308	1,088,476
Accrued salaries and wages	556,344	1,160,937
Other accrued expenses	492,444	324,215
Dividend payable	444,732	417,090
Total current liabilities	2,670,828	3,116,718

Long-Term Debt, Less Current Maturities	—	1,539,084

Deferred Income Taxes	698,602	698,602

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,334,389 and 6,136,180 issued and outstanding, respectively	190,032	184,085
Additional paid-in capital	11,929,074	11,051,187
Retained earnings	4,356,310	2,658,298
Total stockholders’ equity	16,475,416	13,893,570

Total liabilities and stockholders’ equity	$19,844,846	$19,247,974
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30
	2005	2004
Cash Flows From Operating activities
Net income	$2,991,863	$2,466,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	638,193	602,537
Provision for obsolete inventory	30,000	60,000
(Gain) loss on sale of assets	(15,703)	39,933
Changes in operating assets and liabilities:
Accounts receivable	(1,824,366)	(1,584,746)
Refundable income taxes	139,499	—
Inventories	(467,557)	(46,836)
Other current assets	(260,965)	2,703
Accounts payable	88,832	52,761
Accrued liabilities	734,517	(43,447)
Net cash provided by operating activities	2,054,313	1,549,425

Cash Flows From Investing Activities
Proceeds received on notes receivable	190,070	168,684
Addition to notes receivable	—	(177,776)
Proceeds from sale of assets	65,408	24,155
Purchases of property and equipment	(1,002,567)	(807,797)
Decrease (increase) in other assets	765	(66,512)
Net cash used in investing activities	(746,324)	(859,246)

Cash Flows From Financing Activities
Payments on long-term debt	(1,665,084)	(969,688)
Repurchase of stock	(1,264,837)	(844,205)
Proceeds from exercise of stock options	952,273	333,826
Costs of stock dividend	(8,902)	(7,942)
Dividends paid	(1,266,209)	(753,304)
Net cash used in financing activities	(3,252,759)	(2,241,313)

Net Decrease in Cash and Cash Equivalents	(1,944,770)	(1,551,134)

Cash and Cash Equivalents, Beginning of Period	4,438,876	4,552,283

Cash and Cash Equivalents, End of Period	$2,494,106	$3,001,149
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at November 30, 2005:

	Sold, Not Yet Open	Open	Total
Company-owned stores	—	9	9
Company-owned kiosks	—	1	1
Franchise stores — Domestic stores	21	236	257
Franchise Stores — Domestic kiosks	4	21	25
Franchise units — International	—	35	35
	25	302	327
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the quarters ended November 30, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three and nine months ending November 30, (in 000’s except per share amounts):

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued

	Three Months ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net Income – as reported	$1,116	$871	$2,992	$2,467
Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	40	29	120	90
Net Income — pro forma	1,076	842	2,872	2,377
Basic Earnings per Share-as reported	.18	.15	.48	.41
Diluted Earnings per Share-as reported	.17	.13	.45	.38
Basic Earnings per Share-pro forma	.17	.14	.46	.40
Diluted Earnings per Share-pro forma	.16	.13	.43	.37
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year presentation.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended November 30, 2005 and 2004, the Company had no stock options that were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2005 and 2004, the Company had no stock options that were excluded from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	November 30, 2005	February 28, 2005
Ingredients and supplies	$1,628,018	$1,365,421
Finished candy	1,331,566	1,152,791
	$2,959,584	$2,518,212
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	November 30, 2005	February 28, 2005
Land	$513,618	$513,618
Building	4,700,597	3,962,051
Machinery and equipment	7,975,515	7,553,261
Furniture and fixtures	830,279	611,930
Leasehold improvements	651,933	484,385
Transportation equipment	189,763	180,723
Construction in progress	—	527,658

	14,861,705	13,833,626

Less accumulated depreciation	8,212,041	7,707,645

Property and equipment, net	$6,649,664	$6,125,981

NOTE 5 — STOCKHOLDERS’ EQUITY
Stock Issuance
In September 2005, the Company issued 1,752 shares of stock, valued at $37,500, for certain licensing rights for five years and certain sales services for one year.
Stock Dividend
On February 15, 2005 the Board of Directors declared a 5 percent stock dividend payable on March 10, 2005 to shareholders of record as of February 28, 2005. Shareholders received one additional share of Common Stock for every twenty shares owned prior to the record date. Subsequent to the dividend there were 4,602,135 shares outstanding.
Stock Split
On May 18, 2005 the Board of Directors approved a four-for-three stock split payable June 13, 2005 to shareholders of record at the close of business on May 31, 2005. Shareholders received one additional share of common stock for every three shares owned prior to the record date. Immediately prior to the split there were 4,639,244 shares outstanding. Subsequent to the slit there were 6,186,007 shares outstanding.
All share and per share data have been restated in all periods presented to give effect to the stock dividend and stock split.
Stock Repurchases
Between April 18, 2005 and April 20, 2005 the Company repurchased 17,647 Company shares at an average price of $13.94 per share as part of a stock repurchase program announced in February 2004. On October 5, 2005, the Company announced a plan to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plan is only to expire once the designated amounts are reached. Between October 7, 2005 and November 30, 2005 the Company repurchased 65,000 Company shares at an average price of $15.67 per share. Between December 1, 2005 and December 30, 2005 the Company repurchased 38,989 shares at an average price of $15.86 per share. On January 5, 2006, the Company announced a plan to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plan is only to expire once the designated amounts are reached. No shares have yet been repurchased under the January 5, 2006 plan.
Cash Dividend
The Company paid a quarterly cash dividend of $0.0675 per common share on March 16, 2005 to shareholders of record on March 11, 2005. The Company paid a quarterly cash dividend of $0.0675 per common share on June 16, 2005 to shareholders of record on June 3, 2005. The Company paid a quarterly cash dividend of $0.0675 per common share on September 16, 2005 to shareholders of record on September 1, 2005. On October 3, 2005 the Company declared a quarterly cash dividend of $0.07 per common share payable on December 16, 2005 to shareholders of record on December 1, 2005.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2005	2004
Cash paid for:
Interest	$19,872	$76,760
Income taxes	475,559	1,360,886

Non-Cash Financing Activities
Dividend payable	$27,642	$346,335
Issue stock for rights and services	37,500	—
Fair value of assets received upon settlement of note and accounts receivable
Store to be operated	$200,000	$—
Inventory	3,815	—
Note receivable	153,780	—
NOTE 7 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company’s retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating, training and merchandising techniques. Three operational stores previously classified as held for sale were reclassified as assets held and used when management’s intentions changed. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2005. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended
November 30, 2005	Franchising	Manufacturing	Other	Total

Total revenues	1,918,557	6,563,024	—	8,481,581
Intersegment revenues	—	(484,034)	—	(484,034)
Revenue from external customers	1,918,557	6,078,990	—	7,997,547
Segment profit (loss)	487,066	1,902,053	(595,329)	1,793,790
Total assets	2,992,925	11,469,245	5,382,676	19,844,846
Capital expenditures	5,092	81,669	88,909	175,670
Total depreciation & amortization	69,203	99,594	55,531	224,328

Three Months Ended
November 30, 2004

Total revenues	$1,786,595	$5,674,406	$—	$7,461,001
Intersegment revenues	—	(363,123)	—	(363,123)
Revenue from external customers	1,786,595	5,311,283	—	7,097,878
Segment profit (loss)	514,480	1,636,153	(750,046)	1,400,587
Total assets	2,759,384	9,520,094	5,924,532	18,204,010
Capital expenditures	64,408	238,666	24,414	327,488
Total depreciation & amortization	55,432	96,375	47,847	199,654

NOTE 7 — OPERATING SEGMENTS — CONTINUED

Nine Months Ended
November 30, 2005	Franchising	Manufacturing	Other	Total

Total revenues	6,184,641	15,020,967	—	21,205,608
Intersegment revenues	—	(1,258,100)	—	(1,258,100)
Revenue from external customers	6,184,641	13,762,867	—	19,947,508
Segment profit (loss)	2,095,009	4,409,320	(1,694,261)	4,810,068
Total assets	2,992,925	11,469,245	5,382,676	19,844,846
Capital expenditures	88,694	626,246	287,627	1,002,567
Total depreciation & amortization	197,221	293,974	146,998	638,193

Nine Months Ended
November 30, 2004

Total revenues	$5,616,609	$13,088,938	$—	$18,705,547
Intersegment revenues	—	(1,014,448)	—	(1,014,448)
Revenue from external customers	5,616,609	12,074,490	—	17,691,099
Segment profit (loss)	1,915,109	3,897,421	(1,847,060)	3,965,470
Total assets	2,759,384	9,520,094	5,924,532	18,204,010
Capital expenditures	229,445	369,738	208,614	807,797
Total depreciation & amortization	169,752	289,244	143,541	602,537
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		November 30, 2005		February 28, 2005
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$79,815	$205,777	$63,983
Packaging licenses	3-5 Years	120,830	95,168	95,831	84,848
Packaging design	10 Years	403,238	159,638	403,238	129,188
Total		729,845	334,621	704,846	278,019

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,595,807	$1,066,832	$2,570,808	$1,010,230
Amortization expense related to intangible assets totaled $56,603 and $54,043 during the nine months ended November 30, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2005 is as follows:

Remainder of fiscal 2006	19,423
2007	66,700
2008	66,700
2009	66,700
2010	66,700
Thereafter	109,001
Total	395,224
Note 9 — STORE PURCHASE
Effective May 1, 2005 the Company financed a note in the amount of $153,780 and took possession of a previously financed franchise store and related inventory in satisfaction of $357,595 of notes and accounts receivable. The Company currently intends to retain and operate the store.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supercedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R no later than the first quarter of fiscal 2007. The Company is currently evaluating the impact and expects that adopting SFAS 123(R) will cause a significant increase in compensation expense.
In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores increased 0.7% in the first quarter, declined 7.1% in the second quarter, increased 3.2% in the third quarter and 0.1% in the first nine months of Fiscal 2006.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended November 30, 2005 Compared to the Three Months Ended
November 30, 2004
Basic earnings per share increased 20.0% from $.15 for the three months ended November 30, 2004 to $.18 for the three months ended November 30, 2005. Revenues increased 12.7% from fiscal 2005 to fiscal 2006. Operating income increased 26.4% from $1.4 million in fiscal 2005 to $1.8 million in fiscal 2006. Net income increased 28.1% from $871,000 in fiscal 2005 to $1.1 million in fiscal 2006. The increase in earnings per share, operating income, and net income for the third quarter of fiscal 2006 versus the same period in fiscal 2005 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues	Three Months Ended
	November 30,			%
($’s in thousands)	2005	2004	Change	Change
Factory sales	$6,079.0	$5,311.3	$767.7	14.5%
Retail sales	656.8	573.6	83.2	14.5%
Franchise fees	162.5	187.5	(25.0)	(13.3%)
Royalty and Marketing fees	1099.2	1,025.5	73.7	7.2%
Total	$7,997.5	$7,097.9	$899.6	12.7%
Factory Sales
Factory sales increased for the three months ended November 30, 2005 due to an increase in the average number of franchised stores in operation and a 3.2% increase in same store pounds purchased by franchised stores when compared to the three months ended November 30, 2004. The average number of franchised stores in operation increased to 287 in the third quarter of fiscal 2006 from 264 in fiscal 2005.

Retail Sales
Same store retail sales decreased 3.2% in the third quarter of fiscal 2006 compared to the same period in the prior year primarily due to increased competition where Company stores are concentrated. The improvement in total retail sales was due to an increase in the average number of stores in operation from 8 in fiscal 2005 to 10 in fiscal 2006.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 7.2% from 235 in the third quarter of fiscal 2005 to 252 in 2006 and same store sales grew 1.1% in the third quarter of fiscal 2006 compared to the same period last year. Franchise fee revenues in the third quarter of fiscal 2006 declined 13.3% versus the third quarter of fiscal 2005 due to timing of franchise sales.

Costs and Expenses	Three Months Ended
	November 30,			%
($’s in thousands)	2005	2004	Change	Change

Cost of sales — factory	$4,028.3	$3,508.6	$519.7	14.8%
Cost of sales — retail	263.4	223.3	40.1	18.0%
Franchise costs	416.7	392.0	24.7	6.3%
Sales and marketing	321.3	321.1	0.2	0.1%
General and administrative	546.4	703.7	(157.3)	(22.4%)
Retail operating	424.2	346.6	77.6	22.4%
Total	$6,000.3	$5,495.3	$505.0	9.2%

	Three Months Ended
Gross margin	November 30,			%
	2005	2004	Change	Change
($’s in thousands)
Factory	$2,050.7	$1,802.7	$248.0	13.8%
Retail	393.4	350.3	43.1	12.3%
Total	$2,444.1	$2,153.0	$291.1	13.5%

(Percent)
Factory	33.7%	33.9%	(0.2%)	(0.6%)
Retail	59.9%	61.1%	(1.2%)	(2.0%)
Total	36.3%	36.6%	(0.3%)	(0.8%)
Cost of Sales
The small decrease in factory margin is due primarily to mix of product sold during the third quarter of fiscal 2006 versus the same period in the prior year. Reduction in Company-owned store margin is due to increased promotional costs.
Franchise Costs
The increase in franchise costs is due to increased professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 33.0% in the third quarter of fiscal 2006 from 32.3% in the third quarter of fiscal 2005. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.
Sales and Marketing
Sales and marketing costs were approximately the same as the corresponding period in the prior year due to decreased incentive compensation costs versus the prior year and increased promotional costs.

General and Administrative
The decrease in general and administrative costs is due primarily to decreased incentive compensation costs. As a percentage of total revenues, general and administrative expenses decreased to 6.8% in fiscal 2006 compared to 9.9% in fiscal 2005.
Retail Operating Expenses
The increase was due primarily to an increase in the average number of stores during the third quarter of fiscal 2006 versus the third quarter fiscal 2005. Retail operating expenses, as a percentage of retail sales, increased from 60.4% in the third quarter of fiscal 2005 to 64.6% in the third quarter of fiscal 2006 due to a larger increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $224,000 in the third quarter of fiscal 2006 increased 12.4% from $200,000 incurred in the third quarter of fiscal 2005, due to increased fixed assets in service and related depreciation expense.
Other, Net
Other, net of $21,000 realized in the third quarter of fiscal 2006 represents an increase of $23,200 from the $2,300 incurred in the third quarter of fiscal 2005 due primarily to the elimination of interest expense plus interest income on notes receivable and invested cash.
Income Tax Expense
The Company’s effective income tax rate in the third quarter of fiscal 2006 was 37.8%, which is the same rate as the third quarter of fiscal 2005.
Nine Months Ended November 30, 2005 Compared to the Nine Months Ended November 30, 2004
Basic earnings per share increased 17.1% from $.41 for the nine months ended November 30, 2004 to $.48 for the nine months ended November 30, 2005. Revenues increased 12.8% from fiscal 2005 to fiscal 2006. Operating income increased 19.9% from $4.0 million in fiscal 2005 to $4.8 million in fiscal 2006. Net income increased 21.3% from $2.5 million in fiscal 2005 to $3.0 million in fiscal 2006. The increase in earnings per share, operating income, and net income for the first nine months of fiscal 2006 versus the same period in fiscal 2005 was due primarily to growth in the average number of franchise stores in operation and the corresponding increase in revenue.
Revenues

	Nine Months Ended
	November 30,			%
($’s in thousands)	2005	2004	Change	Change
Factory sales	$13,762.9	$12,074.5	$1,688.4	14.0%
Retail sales	2,114.2	1,933.4	180.8	9.4%
Franchise fees	524.3	482.4	41.9	8.7%
Royalty and marketing fees	3,546.1	3,200.8	345.3	10.8%
Total	$19,947.5	$17,691.1	$2,256.4	12.8%
Factory Sales
Factory sales increased for the nine months ended November 30, 2005 due to a 0.1% increase in same store pounds purchased from the factory by franchised stores, an increase in the average number of franchised stores in operation and a 39.6% increase in sales to the Company’s single largest customer outside the Company’s system of franchised retail stores when compared to the nine months ended November 30, 2004. The average number of stores in operation increased to 281 in the first nine months of fiscal 2006 from 259 in fiscal 2005.

Retail Sales
Same store retail sales decreased 3.0% in the first nine months of fiscal 2006 compared to the same period in the prior year, primarily due to increased competition where Company stores are concentrated. The improvement in total retail sales was due to an increase in the average number of stores in operation from 8 in fiscal 2005 to 10 in fiscal 2006.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 8.3% from 229 in the first nine months of fiscal 2005 to 248 in 2006 and same store sales grew 2.0% in the first nine months of fiscal 2006 compared to the same period last year. Franchise fee revenues in the first nine months of fiscal 2006 increased 8.7% due to the increase in the franchise fee of approximately 25% partially offset by a decrease in the number of franchises sold versus the same period last year.

Costs and Expenses	Nine Months Ended
	November 30,			%
($’s in thousands)	2005	2004	Change	Change

Cost of sales — factory	$8,875.7	$7,705.5	$1,170.2	15.2%
Cost of sales — retail	831.5	730.2	101.3	13.9%
Franchise costs	1,061.8	1,004.3	57.5	5.7%
Sales and marketing	912.0	868.3	43.7	5.0%
General and administrative	1,582.4	1,737.5	(155.1)	(8.9%)
Retail operating	1,286.7	1,072.8	213.9	19.9%
Total	$14,550.1	$13,118.6	$1,431.5	10.9%

	Nine Months Ended
Gross margin	November 30,		%
	2005	2004	Change	Change
($’s in thousands)
Factory	$4,887.2	$4,369.0	$518.2	11.9%
Retail	1,282.7	1,203.2	79.5	6.6%
Total	$6,169.9	$5,572.2	$597.7	10.7%
(Percent)
Factory	35.5%	36.2%	(0.7%)	(1.9%)
Retail	60.7%	62.2%	(1.5%)	(2.4%)
Total	38.9%	39.8%	(0.9%)	(2.3%)
Cost of Sales
Factory margins declined 70 basis points from fiscal 2005 to fiscal 2006 due primarily to mix of product sold during the first nine months of fiscal 2006 versus the same period in the prior year. Reduction in Company-owned store margin is due to changes in mix of product sold and increased promotional costs.
Franchise Costs
The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 26.1% in the first nine months of fiscal 2006 from 27.3% in the first nine months of fiscal 2005. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing is due primarily to a planned increase in promotional costs.

General and Administrative
The decrease in general and administrative costs is due primarily to decreased incentive compensation costs. An increase in professional fees partially offset this decrease. As a percentage of total revenues, general and administrative expenses decreased to 7.9% in fiscal 2006 compared to 9.8% in fiscal 2005. This decrease resulted from a higher increase in total revenues relative to the decrease in general and administrative costs.
Retail Operating Expenses
The increase in retail operating expenses was due primarily to an increase in the average number of stores during the first nine months of fiscal 2006 versus the first nine months of fiscal 2005. Retail operating expenses, as a percentage of retail sales, increased from 55.5% in the first nine months of fiscal 2005 to 60.9% in the first nine months of fiscal 2006 due to a larger increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $638,000 in the first nine months of fiscal 2006 increased 5.9% from the $603,000 incurred in the first nine months of fiscal 2005 due primarily to increased capital expenditures related to the remodel of the Company’s manufacturing and administrative facilities.
Other, Net
Other, net of $50,800 realized in the first nine months of fiscal 2006 represents an increase of $55,200 from the $4,400 incurred in the first nine months of fiscal 2005, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus interest income on lower average outstanding amounts of notes receivable and invested cash.
Income Tax Expense
The Company’s effective income tax rate in the first nine months of fiscal 2006 was 37.8% which is the same rate as the first nine months of fiscal 2005.
Liquidity and Capital Resources
As of November 30, 2005, working capital was $8.7 million, compared with $8.0 million as of February 28, 2005, an increase of $0.7 million. The increase in working capital was primarily due to operating results.
Cash and cash equivalent balances decreased from $4.4 million as of February 28, 2005 to $2.5 million as of November 30, 2005 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 4.26 to 1 at November 30, 2005 in comparison with 3.57 to 1 at February 28, 2005. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($5.0 million available as of November 30, 2005) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2006.
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
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supercedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R no later than the first quarter of fiscal 2007. The Company is currently evaluating the impact and expects that adopting SFAS 123R will cause a significant increase in compensation expense.
In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
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
As of November 30, 2005, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2005, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.
Item 1A. Risk Factors
No material change.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				(d) Approximate
			(c) Total Number of	Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid per	Announced Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(2)
September 2005	-0-	-0-	-0-	$-0-
October 2005	63,800	$15.67	63,800	3,000,231
November 2005	1,200	15.89	1,200	2,981,158
Total	65,000	$15.67	65,000	$2,981,158

(1)	During the third quarter of Fiscal 2006 ending November 30, 2005, the Company purchased 65,000 shares in the open market.

(2)	On October 5, 2005, the Company announced a plan to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 5, 2006, the Company announced a plan to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans are only to expire once the designated amounts are reached. The Company intends to continue the plans until they have been fulfilled.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6.	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Business Loan Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005

4.3	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

Item 6.	Exhibits

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2005

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date:	January 5, 2006	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Index to Exhibits

Item Number	Exhibit
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Business Loan Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005

4.3	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

Item Number	Exhibit
10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2005

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.