Form 10-K
period 2006-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2006-05-05
CIK 785815

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Common Stock, $.03 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b of the Act. (Check one):
Large accelerated filer  ☐  Accelerated filer  ☑  Non-accelerated filer  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 28, 2006, there were 6,218,520 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq National Market System on April 28, 2006) held by non-affiliates was $77,218,384.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.
ITEM 1. BUSINESS
General
Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”, and sometimes referred to herein with the pronouns “we,” “us,” or “our”) is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2006 there were 9 Company-owned and 301 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Guam and the United Arab Emirates.
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
The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected products through new distribution channels. The Company is currently selling its products in a select number of new distribution channels including wholesaling, fundraising, corporate sales, mail order and internet sales.
The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (69-68-67%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (11-11-12%) and (iii) the collection of initial franchise fees and royalties from franchisees (20-21-21%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2006, 2005 and 2004, respectively.
According to the National Confectioners Association, the total U.S. candy market approximated $27.9 billion of retail sales in 2005 with chocolate generating sales of approximately $15.7 billion. According to the Department of Commerce, per capita consumption of chocolate in 2004 exceeded 13 pounds per year nationally and was consistent when compared to 2003.
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

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company’s in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2006, 127 stores incorporating the new design have been opened.
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
Increase Same Store Retail Sales at Existing Locations
The Company seeks to increase profitability of its store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2002	0.0%
2003	(3.4%)
2004	(0.6%)
2005	4.8%
2006	2.4%
The Company believes that the negative trend in fiscal 2003 and through the third fiscal quarter of 2004 was due to the overall weak economy and retail environment, especially in tourist areas where many of the stores operate. The Company experienced positive same store sales of 5.4% in its fiscal fourth quarter of 2004 and believes the positive trend is due primarily to a recovery in the United States economy through fiscal 2006.
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
Increase Same Store Pounds Purchased by Existing Locations
In fiscal 2006, same store pounds purchased were approximately the same as the prior fiscal year. The Company continues to add new products and focus its existing product lines in an effort to increase same store pounds purchased by existing locations.
Enhanced Operating Efficiencies
The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of its Company-owned and 148 of its franchised stores through March 31, 2006. These measures have significantly improved the Company’s ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores in fiscal 2002 has reduced the Company’s exposure to real estate risk, improved the Company’s operating margins and allowed the Company to increase its focus on franchising.

Expansion Strategy
Key elements of the Company’s expansion strategy include:
Unit Growth
The cornerstone of the Company’s growth strategy is to aggressively pursue unit growth opportunities in locations where the Company has traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand the retail store concept, such that previously untapped and unfeasible environments (such as most regional malls) generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory location.
High Traffic Environments
The Company currently establishes franchised stores in the following environments: factory outlet malls, tourist environments, regional malls, street fronts and other entertainment oriented environments. The Company, over the last several years, has had a particular focus on regional mall locations. The Company is optimistic that its exciting new store design will allow it to continue targeting the over 1,100 regional malls in the United States. The Company has established a business relationship with most of the major developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing real estate environments.
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
Rocky Mountain Chocolate Factory stores opened prior to fiscal 2002 have a distinctive country Victorian decor, which further enhances their friendly and enjoyable atmosphere. Each store includes finely crafted wood cabinetry, copper and brass accents, etched mirrors and large marble tables on which fudge and other products are made. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, the Company’s design staff provides working drawings and specifications and approves the construction plans for each new store. The Company also controls the signage and building materials that may be used in the stores.
In fiscal 2002, the Company launched its revised store design concept intended specifically for high foot traffic regional shopping malls. The revised store design concept is modern with crisp and clean site lines and an even stronger emphasis on the Company’s unique upscale kitchen. Based on results, the Company is requiring that all new Rocky Mountain Chocolate Factory stores incorporate the revised store design concept.
The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season.

Kiosk Concept
In fiscal 2002, the Company opened its first full service retail kiosk concept. The kiosk is a vehicle for retail environments where in-line real estate is unavailable or build-out costs and/or rent factors do not meet the Company’s financial criteria. The kiosk, which ranges from 150 to 250 square feet, incorporates the Company’s trademark cooking area where caramel apples, fudge and other popular confections are prepared in front of customers using traditional cooking utensils. The kiosk also includes the Company’s core product and gifting lines in order to provide the customer with a full Rocky Mountain Chocolate Factory experience.
The Company believes the kiosk concept enhances its franchise opportunity by providing more flexibility in support of existing franchisees’ expansion programs and allows new franchisees that otherwise would not qualify for an in-line location an opportunity to join the Rocky Mountain Chocolate Factory system. As of March 31, 2006 there were 22 kiosks in operation.
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
Chocolate candies manufactured by the Company are sold at prices ranging from $13.20 to $21.95 per pound, with an average price of $17.40 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all of its products.
Operating Environment
The Company currently establishes Rocky Mountain Chocolate Factory stores in five primary environments: regional malls, tourist areas, factory outlet malls, street fronts and other entertainment oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic.
Factory Outlet Malls
There are approximately 225 factory outlet malls in the United States, and as of February 28, 2006, there were Rocky Mountain Chocolate Factory stores in approximately 70 of these malls in over 30 states. The Company has established business relationships with most of the major outlet mall developers in the United States. Although not all factory outlet malls provide desirable locations for the Company’s stores, management believes the Company’s relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet malls.
Tourist Areas, Street Fronts and Other Entertainment Oriented Shopping Centers
As of February 28, 2006, there were approximately 70 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company’s visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Malls
There are approximately 1,100 regional malls in the United States, and as of February 28, 2006, there were Rocky Mountain Chocolate Factory stores in approximately 80 of these malls, including locations in the Mall of America in Bloomington, Minnesota; Escondido, California; Fort Collins, Colorado; and West Palm Beach, Florida. Although often providing favorable levels of foot traffic, regional malls typically involve more expensive rent structures and competing food and beverage concepts. The Company’s new store concept is designed to unlock the potential of the regional mall environment.
The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Six franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport, one at Charlotte International Airport, one at Minneapolis International Airport, one at Salt Lake City International Airport and one at Vancouver International Airport in Canada.
Franchising Program
General
The Company’s franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company’s concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 2006, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2006, there were 301 franchised stores in the Rocky Mountain Chocolate Factory system.
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
In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2006, operated 33 stores under the agreement.
In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2006, operated 3 stores under this agreement.
Training and Support
Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a 7-day comprehensive training program in store operations and management. The Company has established a training center at its Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include the Company’s philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to Company operations by working in key factory operational areas and by meeting with members of the senior management of the Company.

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

Company Store Program
As of March 31 2006, there were 9 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques.
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
Employees
At February 28, 2006, the Company employed approximately 235 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.
The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers
The executive officers of the Company and their ages at April 28, 2006 are as follows:

Name	Age	Position
Franklin E. Crail	64	Chairman of the Board, President and Director
Bryan J. Merryman	45	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	39	Sr. Vice President — Franchise Development and Operations
Edward L. Dudley	42	Sr. Vice President — Sales and Marketing
William K. Jobson	50	Chief Information Officer
Jay B. Haws	56	Vice President — Creative Services
Virginia M. Perez	68	Corporate Secretary
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
Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of the Company’s facilities for an indeterminate period of time. The Company’s product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990 and the Food Allergen Labeling and Consumer Protection Act of 2004.
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
The Internet address of the Company’s website is www.rmcf.com.
The Company makes available free of charge, through the Company’s Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors
Ingredients Subject to the Price Fluctuations
Several of the principal ingredients used in our products, including chocolate and nuts, are subject to significant price fluctuations. Although cocoa beans, the primary raw material used in the production of chocolate, are grown commercially in Africa, Brazil and several other countries around the world, cocoa beans are traded in the commodities market, and their supply and price are therefore subject to volatility. We believe our principal chocolate supplier purchases most of its beans at negotiated prices from African growers, often at a premium to commodity prices. Although the price of chocolate has been relatively stable in recent years, the supply and price of cocoa beans, and in turn of chocolate, are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries in which cocoa beans are grown. We purchase most of our nut meats from domestic suppliers who procure their products from growers around the world. The price and supply of nuts are also affected by many factors, including weather conditions in the various regions in which the nuts we use are grown. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of chocolate or of one or more types of nuts, or the unavailability of adequate supplies of chocolate or nuts of the quality sought by us, could have a material adverse effect on us and our results of operations.
Suitable Sites for Franchised Stores at Reasonable Occupancy Costs
Our expansion plans are critically dependent on our ability to obtain suitable sites at reasonable occupancy costs for our franchised stores and kiosks in the regional mall environment. There is no assurance that we will be able to obtain suitable locations for our franchised stores and kiosks in this environment at a cost that will allow such stores to be economically viable.
Growth Dependent Upon Attracting and Retaining Qualified Franchisees
Our continued growth and success is dependent in part upon our ability to attract, retain and contract with qualified franchisees and the ability of those franchisees to operate their stores successfully and to promote and develop the Rocky Mountain Chocolate Factory store concept and our reputation for an enjoyable in-store experience and product quality. Although we have established criteria to evaluate prospective franchisees and have been successful in attracting franchisees, there can be no assurance that franchisees will be able to operate successfully Rocky Mountain Chocolate Factory stores in their franchise areas in a manner consistent with our concepts and standards.
Federal, State and Local Regulation
We are subject to regulation by the Federal Trade Commission and must comply with certain state laws governing the offer, sale and termination of franchises and the refusal to renew franchises. Many state laws also regulate substantive aspects of the franchisor-franchisee relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees and regulating discrimination among franchisees in charges, royalties or fees. Franchise laws continue to develop and change, and changes in such laws could impose additional costs and burdens on franchisors. Our failure to obtain approvals to sell franchises and the adoption of new franchise laws, or changes in existing laws, could have a material adverse effect on us and our results of operations.
Each of our Company-owned and franchised stores is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining required licenses or approvals from such agencies could delay or prevent the opening of a new store. We and our franchisees are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Because a significant number of our employees are paid at rates related to the federal minimum wage, increases in the minimum wage would increase our labor costs. The failure to obtain required licenses or approvals, or an increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could have a material adverse effect on us and our results of operations.

Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of our facilities for an indeterminate period of time, and could have a material adverse effect on us and our results of operations.
Competition
The retailing of confectionery products is highly competitive. We and our franchisees compete with numerous businesses that offer confectionery products. Many of these competitors have greater name recognition and financial, marketing and other resources than we do. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees. Competitive market conditions could have a material adverse effect on us and our results of operations and our ability to expand successfully.
Consumer Tastes and Trends
The sale of our products is affected by changes in consumer tastes and eating habits, including views regarding consumption of chocolate. Numerous other factors that we cannot control, such as economic conditions, demographic trends, traffic patterns and weather conditions, influence the sale of our products. Changes in any of these factors could have a material adverse effect on us and our results of operations.
Company Manufactured Products
We believe that approximately 50% of franchised stores’ revenues are generated by sales of products manufactured by and purchased from us, 40% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 10% by sales of products purchased from approved suppliers for resale in the stores. Franchisees’ sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. A significant decrease in the amount of products franchisees purchase from us, therefore, could adversely affect our total revenues and results of operations. Such a decrease could result from franchisees’ decisions to sell more store-made products or products purchased from third party suppliers.
Inflation – Costs of Ingredients and Labor
Inflationary factors such as increases in the costs of ingredients, energy and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on our increased costs to our customers.
Seasonality of Sales
Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during the Christmas and summer vacation seasons than at other times of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2006, the Company’s factory produced approximately 2.5 million pounds of chocolate candies, an increase of 11.0% from the approximately 2.2 million pounds produced in fiscal 2005. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2006, all of the 9 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2006 to January 2011, some of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.
The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations, are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2006, the Company was the primary lessee at 5 of its 301 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Common Stock trades on the National Market System of The Nasdaq Stock Market under the trading symbol “RMCF”. On May 18, 2005 the Board of Directors approved a four-for-three stock split payable on June 13, 2005 to shareholders of record as of May 31, 2005. On February 15, 2005 the Board of Directors declared a 5% stock dividend payable on March 10, 2005 to shareholders of record as of February 28, 2005. On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. On December 17, 2003 the Board of Directors declared a three-for-two stock split payable on February 2, 2004 to shareholders of record on January 20, 2004. On February 22, 2006, the Board of Directors declared a fourth quarter cash dividend of $0.08 cents per common share outstanding. The cash dividend was paid March 16, 2006 to shareholders of record as of March 8, 2006.
The Company declared these stock dividends and these stock splits because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company’s Common Stock. All of the following items in Item 5. have been adjusted, where necessary, for the effects of the dividend and splits.
Between March 24, 2006 and April 28, 2006 the Company repurchased 70,713 shares at an average price of $15.65 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 Company shares at an average price of $15.36 per share. Between April 18 and April 20, 2005, the Company repurchased 17,647 Company shares at an average price of $13.94 per share. Between March 11, 2004 and June 14, 2004 the Company repurchased 125,216 Company shares at an average price of $6.74 per share.
The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.
The table below sets forth high and low price information for the Common Stock for each quarter of fiscal years 2006 and 2005, and dividend information.

			Dividends
Fiscal Year Ended February 28, 2006	HIGH	LOW	declared
Fourth Quarter	17.76	13.40	.0800
Third Quarter	18.56	13.76	.0700
Second Quarter	25.70	16.50	.0675
First Quarter	18.75	12.89	.0675

Fiscal Year Ended February 28, 2005	HIGH	LOW	Dividends declared
Fourth Quarter	$16.50	$9.65	$.0675
Third Quarter	10.71	7.26	.0571
Second Quarter	11.35	6.79	.0429
First Quarter	7.57	6.10	.0429
On April 28, 2006 the closing price for the Common Stock was $15.45.
On September 27, 2005, pursuant to and as partial consideration for either the extension of that certain I Love Lucy® Merchandising License Agreement or marketing coordination of the I Love Lucy® product line, the Company issued to the persons identified below that number of shares of common stock of the Company set forth across from such person’s name:

Name	Shares
Desilu too, LLC	483
CBS Broadcasting, Inc.	483
Bruce Bronn (designee of Unforgettable Enterprises, Inc.)	109
Mark Shactman (designee of Unforgettable Enterprises, Inc.)	109
Brian B. Eich (designee of Unforgettable Enterprises, Inc.)	74
David R. and Deborah A. McAuliffe	584
All of the shares referenced in the table above were not registered under the Securities Act of 1933, as amended (the “Act”) when issued and constitute “restricted securities” as that term is defined pursuant to Rule 144 promulgated under the Act.
On March 7, 2006, pursuant to the terms of the I Love Lucy® Merchandising License Agreement, the Company issued an additional 584 shares of common stock of the Company to David R. and Deborah A. McAuliffe. Such shares were not registered under the Act and constitute “restricted securities.”
These unregistered securities were issued in reliance on Section 4(2) of the Act. No advertising or general solicitation was employed in the offering of the securities. The offerings and sales of the above referenced securities were made to a limited number of persons, all of whom were sophisticated investors who did not need the protections of the Act, and transfer was restricted by us in accordance with the requirements of the Act. Further each investor had access to adequate information with respect to us.
Holders
On April 13, 2006 there were approximately 409 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.
Repurchases
Issuer Purchases of Equity Securities

				(d) Approximate
			(c) Total Number of	Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid per	Announced Plans or	Plans or
Period	Purchased	Share	Programs (1)	Programs (2)
December 2005	38,989	$15.86	38,989	$2,362,938
January 2006	61,960	14.95	61,960	1,436,698
February 2006	10,650	14.00	10,650	1,287,554
Total	111,599	$15.18	111,599	$1,287,554

(1)	During the fourth quarter of Fiscal 2006 ending February 28, 2006, the Company purchased 111,599 shares in the open market.

(2)	On October 5, 2005, the Company announced a plan to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 5, 2006, the Company announced a plan to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. On May 4, 2006, the Company announced a plan to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans are only to expire once the designated amounts are reached. The Company intends to continue the plans until they have been fulfilled.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for the fiscal years ended February 28 or 29, 2002 through 2006, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC or Grant Thornton LLP, independent registered public accounting firms. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28 or 29,
	2006	2005	2004	2003	2002
Selected Statement of Operations Data
Total revenues	$28,074	$24,524	$21,133	$19,461	$19,439
Operating income	6,459	5,339	3,779	1,496	3,370
Net income	$4,065	$3,317	$2,319	$852	$1,995

Basic Earnings per Common Share	$.65	$.55	$.40	$.15	$.35

Diluted Earnings per Common Share	$.61	$.51	$.37	$.14	$.33
Weighted average common shares outstanding	6,268	6,007	5,854	5,764	5,713
Weighted average common shares outstanding, assuming dilution	6,676	6,481	6,304	6,249	6,090

Selected Balance Sheet Data
Working capital	$7,533	$8,008	$6,394	$4,765	$3,940
Total assets	19,057	19,248	17,967	16,084	16,795
Long-term debt	—	1,539	1,986	3,073	4,325
Stockholders’ equity	15,486	13,894	11,590	9,891	8,821
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
The Company is a product-based international franchisor. The Company’s revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. The Company also sells its candy in selected locations outside its system of retail stores to build brand awareness. The Company operates nine retail units as a laboratory to test marketing, design and operational initiatives.
The Company is subject to seasonal fluctuations in sales because of the location of its franchisees, which have traditionally been located in resort or tourist locations. As the Company expands its geographical diversity to include regional malls, it has seen some moderation to its seasonal sales mix. Seasonal fluctuation in sales causes fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors including the receptivity of the Company’s franchise system to its product introductions and promotional programs.
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
The Company recorded expense of approximately $25,000 per year for potential uncollectible accounts over the three-year period ended February 28, 2006. Write-offs of uncollectible accounts net of recoveries averaged approximately $33,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 2.6% to 3.5% of gross receivables.
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

Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2006, the Company recorded expense averaging approximately $63,000 per year for potential inventory losses, or approximately 0.5% of total cost of sales for that period.
Goodwill — Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in fiscal 2006 showed no impairment of our goodwill.
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
Results of Operations
Fiscal 2006 Compared To Fiscal 2005
Results Summary
Basic earnings per share increased 18.2% from $.55 in fiscal 2005 to $.65 in fiscal 2006. Revenues increased 14.5% from fiscal 2005 to fiscal 2006. Operating income increased 21.0% from $5.3 million in fiscal 2005 to $6.5 million in fiscal 2006. Net income increased 22.6% from $3.3 million in fiscal 2005 to $4.1 million in fiscal 2006. The increase in revenue, earnings per share, operating income, and net income in fiscal 2006 from 2005 was due primarily to increased number of franchised stores in operation, increased same store sales at franchised units and increased sales to customers outside the Company’s system of franchised retail stores.
Revenues

($’s in thousands)	2006	2005	Change	% Change
Factory sales	$19,297.2	$16,654.4	$2,642.8	15.9%
Retail sales	3,046.0	2,726.4	319.6	11.7%
Royalty and marketing fees	5,047.9	4,577.5	470.4	10.3%
Franchise fees	682.5	565.3	117.2	20.7%
Total	$28,073.6	$24,523.6	$3,550.0	14.5%
Factory Sales
This increase in factory sales was due to an increase in the average number of franchised stores in operation to 285 in fiscal 2006 from 263 in fiscal 2005 and an increase in factory sales to customers outside the Company’s system of franchised retail stores of 46.3% in fiscal 2006 versus a 17% increase in fiscal 2005. Same store pounds purchased by franchised stores in fiscal 2006 were approximately the same as the prior fiscal year.

Retail Sales
The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 8 in fiscal 2005 to 9 in fiscal 2006 plus an increase in same-store sales at Company-owned stores of 0.3%.
Royalties, Marketing Fees and Franchise Fees
This increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation from 233 in fiscal 2005 to 251 in fiscal 2006 plus an increase in same store sales of 2.5%. Franchise fee revenues increased due to an increase in the franchise fee of approximately 25% partially offset by a decrease in the number of franchises sold during the same period last year.
Costs and Expenses

				%
($’s in thousands)	2006	2005	Change	Change
Cost of sales — factory	$12,732.3	$10,704.8	$2,027.5	18.9%
Cost of sales — retail	1,224.3	1,036.4	187.9	18.1%
Franchise costs	1,466.3	1,411.9	54.4	3.9%
Sales and marketing	1,321.0	1,294.7	26.3	2.0%
General and administrative	2,239.1	2,497.7	(258.6)	(10.4%)
Retail operating	1,755.7	1,453.8	301.9	20.8%
Total	$20,738.7	$18,399.3	$2,339.4	12.7%
Gross margin

				%
($’s in thousands)	2006	2005	Change	Change
Factory	$6,564.9	$5,949.6	$615.3	10.3%
Retail	1,821.7	1,690.0	131.7	7.8%
Total	$8,386.6	$7,639.6	$747.0	9.8%

(Percent)
Factory	34.0%	35.7%	(1.7%)	(4.8%)
Retail	59.8%	62.0%	(2.2%)	(3.5%)
Total	37.5%	39.4%	(1.9%)	(4.8%)
Cost of Sales
Factory margins declined 170 basis points from fiscal 2005 to fiscal 2006 due to a shift in product mix sold, increased fuel and commodity prices, and slightly lower factory efficiencies. Reduction in Company-owned store margin is due to changes in mix of product sold and increased promotional costs.
Franchise Costs
The increase in franchise costs is due to a planned increase in personnel costs and related support expenditures. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.6% in fiscal 2006 from 27.5% in fiscal 2005. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise revenues relative to costs.
Sales and Marketing
The increase in sales and marketing was due primarily to increased promotional costs.
General and Administrative
The decrease in general and administrative costs is due primarily to decreased incentive compensation costs. An increase in professional fees partially offset this decrease. As a percentage of total revenues, general and administrative expenses decreased to 8.0% in fiscal 2006 compared to 10.2% in fiscal 2005. This decrease resulted from a higher increase in total revenues relative to the decrease in general and administrative costs.

Retail Operating Expenses
The increase in retail operating expenses was due primarily to an increase in the average number of Company-owned stores during fiscal 2006 versus fiscal 2005. Retail operating expenses, as a percentage of retail sales, increased from 53.3% in fiscal 2005 to 57.6% in fiscal 2006 due to a larger increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $876,000 in fiscal 2006 increased 11.6% from the $785,000 incurred in fiscal 2005 due primarily to increased capital expenditures related to the remodel of the Company’s manufacturing and administrative facilities.
Other, Net
Other, net of $76,000 income realized in fiscal 2006 represents an increase of $83,000 from the $7,000 incurred in fiscal 2005, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus interest income on invested cash and lower average outstanding amounts of notes receivable.
Income Tax Expense
The Company’s effective income tax rate in fiscal 2006 was 37.8%, which is the same as the effective rate in fiscal 2005.
Fiscal 2005 Compared To Fiscal 2004
Results Summary
Basic earnings per share increased 39.6% from $.40 in fiscal 2004 to $.55 in fiscal 2005. Revenues increased 16.0% from fiscal 2004 to fiscal 2005. Operating income increased 41.3% from $3.8 million in fiscal 2004 to $5.3 million in fiscal 2005. Net income increased 43.0% from $2.3 million in fiscal 2004 to $3.3 million in fiscal 2005. The increase in revenue, earnings per share, operating income, and net income in fiscal 2005 from 2004 was due primarily to increased number of franchised stores in operation, increased same store sales at franchised units and increased same store pounds purchased from the factory by franchised units.
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
Sales & Marketing
The increase in sales and marketing costs was due primarily to a planned increase in personal costs of 17.8% related to the Company’s ongoing customer service efforts and franchise support.
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
Liquidity and Capital Resources
As of February 28, 2006, working capital was $7.5 million compared with $8.0 million as of February 28, 2005, a $0.5 million decrease. The decrease in working capital was due primarily to the payment of $1.7 million in cash dividends, the repurchase and retirement of $3.0 million of the Company’s common stock, the expenditure of approximately $1.3 million for capital assets and payment of $1.7 million to extinguish 100% of the Company’s long-term debt.
Cash and cash equivalent balances decreased from $4.4 million as of February 28, 2005 to $3.5 million as of February 28, 2006 as a result of cash flows generated by operating activities being less than cash flows used in financing and investing activities. The Company’s current ratio was 3.59 to 1 at February 28, 2006 in comparison with 3.57 to 1 at February 28, 2005. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million credit line, of which $5.0 million was available (subject to certain borrowing base limitations) as of February 28, 2006, secured by substantially all of the Company’s assets except retail store assets. The credit line is subject to renewal in July, 2006.
The table below presents significant contractual obligations of the Company at February 28, 2006.

(Amounts in thousands)	Less than
Contractual Obligations	1 year	1-3 Years	4-5 years	After 5 years	Total
Line of credit	—	—	—	—	—
Notes payable	—	—	—	—	—
Operating leases	467	709	226	—	1,402
Other long-term obligations	108	72	—	—	180
Total Contractual cash obligations	575	781	226	—	1,582
For fiscal 2007, the Company anticipates making capital expenditures of approximately $750,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for fiscal 2007. If necessary, the Company has available bank lines of credit to help meet these requirements.
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
New Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company adopted this standard as of February 28, 2006. The adoption of this statement had no impact on the Company’s financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard as of March 1, 2006. The adoption of this statement had no impact on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R effective March 1, 2006.
Through fiscal 2006, the Company accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25. In accordance with that standard, no stock-based employee compensation cost for stock options has been reflected in the statements of income except in fiscal 2006 upon acceleration of options. In accordance with the provisions of the original SFAS No. 123, the Company has disclosed, on a pro forma basis, the effect on net income had the Company applied the provisions of that statement to stock-based employee compensation.
SFAS No. 123R requires the Company to recognize stock option expense in the statements of income beginning in the first quarter of fiscal 2007 and to estimate the effect of stock option forfeitures. Through fiscal 2006, as permitted by the original SFAS No. 123, the Company has accounted for forfeitures as they occur. In addition, SFAS 123R amends FASB Statement No. 95, “Statements of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

As of the beginning of the first quarter in fiscal 2007 (the “required effective date”), the Company will apply the provisions of SFAS 123R to new stock awards and to awards modified, repurchased or canceled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after that date. The compensation cost for that portion of awards will be based on the fair value of those awards as calculated for pro forma disclosure purposes under the original SFAS No. 123.
The Company estimates that stock option expense in fiscal 2007 will be approximately $30,000 to $60,000 post-tax. The actual amount of stock option expense may vary materially from this estimate, due to certain factors, including number of options that will actually be issued, the timing of option grants, and the market price of our stock on the date of grant.
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
The Company has a $5.0 million bank line of credit that bears interest at a variable rate. As of February 28, 2006, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and has primary responsibility for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado
We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2006 and 2005, and the related statements of income, changes in stockholders’ equity and cash flows for the years ended February 28 (29), 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the years ended February 28 (29), 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Ehrhardt Keefe Steiner & Hottman PC
April 28, 2006
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2006	2005	2004
Revenues
Sales	$22,343,209	$19,380,861	$16,668,210
Franchise and royalty fees	5,730,403	5,142,758	4,464,618
Total revenues	28,073,612	24,523,619	21,132,828

Costs and Expenses
Cost of sales	13,956,550	11,741,205	10,535,352
Franchise costs	1,466,322	1,411,901	1,135,686
Sales & marketing	1,320,979	1,294,702	1,220,585
General and administrative	2,239,109	2,497,718	2,235,499
Retail operating	1,755,738	1,453,740	1,430,124
Depreciation and amortization	875,940	785,083	796,271

Total costs and expenses	21,614,638	19,184,349	17,353,517

Operating Income	6,458,974	5,339,270	3,779,311

Other Income (Expense)
Interest expense	(19,652)	(99,988)	(144,787)
Interest income	95,360	92,938	93,847
Other, net	75,708	(7,050)	(50,940)

Income Before Income Taxes	6,534,682	5,332,220	3,728,371

Income Tax Expense	2,470,110	2,015,580	1,409,325

Net Income	$4,064,572	$3,316,640	$2,319,046

Basic Earnings per Common Share	$.65	$.55	$.40

Diluted Earnings per Common Share	$.61	$.51	$.37

Weighted Average Common Shares Outstanding	6,268,202	6,006,883	5,854,060
Dilutive Effect of Employee Stock Options	407,411	474,499	449,720
Weighted Average Common Shares Outstanding, Assuming Dilution	6,675,613	6,481,382	6,303,780
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$3,489,750	$4,438,876
Accounts receivable, less allowance for doubtful accounts of $46,920 and $80,641	3,296,690	2,943,835
Notes receivable	116,997	451,845
Refundable income taxes	—	364,630
Inventories, less reserve for slow moving inventory of $61,032 and $127,345	2,938,234	2,518,212
Deferred income taxes	117,715	156,623
Other	481,091	250,886
Total current assets	10,440,477	11,124,907

Property and Equipment, Net	6,698,604	6,125,981

Other Assets
Notes receivable, less valuation allowance of $52,005	278,741	400,084
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	402,469	426,827
Other	103,438	36,424
Total other assets	1,918,399	1,997,086

Total assets	$19,057,480	$19,247,974

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$126,000
Accounts payable	1,145,410	1,088,476
Accrued salaries and wages	507,480	1,160,937
Other accrued expenses	750,733	324,215
Dividend payable	504,150	417,090
Total current liabilities	2,907,773	3,116,718

Long-Term Debt, Less Current Maturities	—	1,539,084

Deferred Income Taxes	663,889	698,602

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value; 100,000,000 shares authorized; 6,281,920 and 6,136,528 shares issued and outstanding	188,458	184,096
Additional paid-in capital	10,372,530	11,051,176
Retained earnings	4,924,830	2,658,298
Total stockholders’ equity	15,485,818	13,893,570

Total liabilities and stockholders’ equity	$19,057,480	$19,247,974
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2006	2005	2004
Common Stock
Balance at beginning of year	$184,096	$179,458	$173,259
Repurchase and retirement of common stock	(5,827)	(3,756)	(5,052)
Issuance of common stock	53	18	—
Exercise of stock options and other	10,136	8,376	11,251
Balance at end of year	188,458	184,096	179,458

Additional Paid-In Capital
Balance at beginning of year	11,051,176	2,631,358	2,623,178
Repurchase and retirement of common stock	(2,952,614)	(840,450)	(904,543)
Stock dividends declared	—	8,156,857	—
Costs related to stock splits and dividends	(8,902)	(15,638)	(10,002)
Issuance of common stock	37,447	4,939	—
Exercise of stock options and other	1,062,593	582,750	744,350
Tax benefit from employee stock transactions	1,182,830	531,360	178,375
Balance at end of year	10,372,530	11,051,176	2,631,358

Retained Earnings
Balance at beginning of year	2,658,298	8,779,136	7,094,554
Net income	4,064,572	3,316,640	2,319,046
Stock dividends declared	—	(8,156,857)	—
Cash dividends declared	(1,798,040)	(1,280,621)	(634,464)
Balance at end of year	4,924,830	2,658,298	8,779,136

Total Stockholders’ Equity	$15,485,818	$13,893,570	$11,589,952

Common Shares
Balance at beginning of year	6,136,528	5,981,948	5,775,285
Repurchase and retirement of common stock	(194,246)	(125,216)	(168,399)
Issuance of common stock	1,752	616	—
Exercise of stock options and other	337,886	279,180	375,062
Balance at end of year	6,281,920	6,136,528	5,981,948
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$4,064,572	$3,316,640	$2,319,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	875,940	785,083	796,271
Provision for loss on accounts and notes receivable and related foreclosure costs	—	25,000	50,000
Provision for inventory loss	45,000	90,000	55,000
Loss on sale of assets	37,411	44,789	87,136
Deferred income taxes	4,195	135,716	348,664
Changes in operating assets and liabilities:
Accounts receivable	(445,921)	(453,255)	(417,457)
Refundable income taxes	364,630	(364,630)	548,490
Inventories	(461,207)	(136,402)	535,325
Other assets	(236,640)	89,661	(92,541)
Accounts payable	56,934	135,934	339,772
Income taxes payable	357,970	409,957	299,778
Accrued liabilities	602,187	23,726	391,072
Net cash provided by operating activities	5,265,071	4,102,219	5,260,556

Cash Flows From Investing Activities:
Additions to notes receivable	—	(236,142)	(53,676)
Proceeds received on notes receivable	345,442	172,776	227,790
Proceeds from sale of assets	(4,395)	23,834	84,572
Decrease in other assets	15,748	451	6,938
Purchase of property and equipment	(1,300,314)	(1,406,698)	(469,893)
Net cash used in investing activities	(943,519)	(1,445,779)	(204,269)

Cash Flows From Financing Activities:
Payments on long-term debt	(1,665,084)	(1,401,490)	(1,224,624)
Costs of stock split or dividend	(8,902)	(15,638)	(10,002)
Issuance of common stock	1,072,729	591,126	755,601
Repurchase and redemption of common stock	(2,958,441)	(844,206)	(909,595)
Dividends paid	(1,710,980)	(1,099,639)	(398,356)
Net cash used in financing activities	(5,270,678)	(2,769,847)	(1,786,976)

Net (Decrease) Increase In Cash And Cash Equivalents	(949,126)	(113,407)	3,269,311

Cash And Cash Equivalents At Beginning Of Year	4,438,876	4,552,283	1,282,972

Cash And Cash Equivalents At End Of Year	$3,489,750	$4,438,876	$4,552,283
The accompanying notes are an integral part of these statements.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at February 28, 2006:

	Sold, Not Yet
	Open	Open	Total
Company owned stores	—	9	9
Franchise stores — Domestic stores	18	243	261
Franchise stores — Domestic kiosks	2	21	23
Franchise stores — International	1	35	36
	21	308	329
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits, approximately $3.1 million at February 28, 2006.
Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. While the Company believes that its assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
Accounts and Notes Receivable
At the time that accounts, notes and royalties receivable are originated, the Company considers a reserve for doubtful accounts. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. At February 28, 2006, the Company has $448,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 7.25% to 12.5%. The notes mature through November 2009 and are secured by the assets financed.
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
Franchise and Royalty Fees
Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. In addition to the initial franchise fee, the Company receives a royalty fee of approximately five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross sales.
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
Vulnerability Due to Certain Concentrations
As of February 28, 2006, the Company had notes receivable of approximately $400,000 due from three franchisees. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from these locations.
Stock-Based Compensation
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company continues to apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option grants. APB No. 25 provides that the compensation expense relative to stock options is measured based on the intrinsic value of the stock option at date of grant.

Stock-Based Compensation — CONTINUED
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The Company recognized a share-based compensation charge totaling approximately $71,000 related to this acceleration, which was determined by measuring the intrinsic value on the date of the acceleration for all options that would have expired in the future unexercisable had the acceleration not occurred. The calculation of this charge required that management make estimates and assumptions concerning future employee turnover. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. The fiscal year 2006 pro forma fair value expense includes the impact of the February 21, 2006 accelerated vesting of stock options. No compensation expense was recognized during the fiscal years ended February 28, 2005 or February 29, 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the years ending February 28 (29)(in 000’s except per share amounts):

	2006	2005	2004
Net Income — as reported	$4,065	$3,317	$2,319
Stock-based compensation expense included in reported net income, net of tax	43	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	(676)	(120)	(73)
Net Income — pro forma	3,432	3,197	2,246
Basic Earnings per Share-as reported	.65	.55	.40
Diluted Earnings per Share-as reported	.61	.51	.37
Basic Earnings per Share-pro forma	.55	.53	.38
Diluted Earnings per Share-pro forma	.51	.50	.36
The above pro forma results are not indicative of future results under the requirements of SFAS No. 123R, “Share-based Payments.”
Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2006, 2005 and 2004, 137,320, 0 and 148,286 stock options were excluded from diluted shares as their affect was anti-dilutive.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $354,367, $296,985 and $334,885 for the fiscal years ended February 28 (29), 2006, 2005 and 2004, respectively.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.
NOTE 2 — INVENTORIES
Inventories consist of the following at February 28:

	2006	2005
Ingredients and supplies	$1,507,193	$1,365,421
Finished candy	1,431,041	1,152,791
	$2,938,234	$2,518,212

NOTE 3 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following at February 28:

	2006	2005
Land	$513,618	$513,618
Building	4,705,242	3,962,051
Machinery and equipment	6,252,011	7,553,261
Furniture and fixtures	817,137	611,930
Leasehold improvements	641,637	484,385
Transportation equipment	331,640	180,723
Construction in progress	—	527,658
	13,261,285	13,833,626

Less accumulated depreciation	6,562,681	7,707,645

Property and equipment, net	$6,698,604	$6,125,981
NOTE 4 — LINE OF CREDIT AND LONG-TERM DEBT
Line of Credit
At February 28, 2006 the Company had a $5.0 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (7.0% at February 28, 2006). At February 28, 2006, $5.0 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2006 the Company was in compliance with all such covenants. The credit line is subject to renewal in July, 2006.
Long-term debt
Long-term debt consists of the following at February 28:

	2006	2005
Mortgage note payable, paid in full during fiscal 2006	$—	$1,665,084

Less current maturities	—	126,000
	$—	$1,539,084
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Operating leases
The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between two and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.
The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2007	$277,400
2008	259,700
2009	202,500
2010	151,200
2011	74,100
$964,900
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

NOTE 5 — COMMITMENTS AND CONTINGENCIES — CONTINUED

2007	$108,200
2008	52,400
2009	19,700
$180,300
The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2006	2005	2004
Minimum rentals	$611,535	$616,669	$753,314
Less sublease rentals	(239,300)	(313,800)	(427,600)
Contingent rentals	23,921	28,949	11,187
	$396,156	$331,818	$336,901
The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2007	$189,600
2008	148,200
2009	98,800
$436,600
The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2006	2005	2004
308,719	304,515	$301,600
Purchase contracts
The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $3,167,000 of raw materials under such agreements.
Contingencies
The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 6 — INCOME TAXES
Income tax expense is comprised of the following for the years ending February 28 or 29:

	2006	2005	2004
Current
Federal	$2,147,826	$1,586,493	$878,546
State	318,089	293,371	182,115
Total Current	2,465,915	1,879,864	1,060,661

Deferred
Federal	3,774	122,072	313,613
State	421	13,644	35,051
Total Deferred	4,195	135,716	348,664
Total	$2,470,110	$2,015,580	$1,409,325
A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2006	2005	2004
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.2%	3.8%	3.7%
Other	.6%	—	.1%
Effective Rate	37.8%	37.8%	37.8%

NOTE 6 — INCOME TAXES — CONTINUED
The components of deferred income taxes at February 28 are as follows:

	2006	2005
Deferred Tax Assets
Allowance for doubtful accounts and notes	37,394	50,140
Inventories	23,070	48,136
Accrued compensation	49,632	44,066
Loss provisions and deferred income	49,173	49,472
Self insurance accrual	15,370	24,488
Amortization, design costs	60,355	49,980
	234,994	266,282

Deferred Tax Liabilities
Depreciation and amortization	(781,168)	(808,261)

Net deferred tax liability	(546,174)	(541,979)

Current deferred tax assets	$117,715	$156,623
Non-current deferred tax liabilities	(663,889)	(698,602)
Net deferred tax liability	$(546,174)	$(541,979)
NOTE 7 — STOCKHOLDERS’ EQUITY
Stock Issuance
In September 2005, the Company issued 1,752 shares of stock, valued at $37,500, for certain licensing rights for five years and partial payment of certain sales services for one year.
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
Stock Splits
On May 18, 2005 the Board of Directors approved a four-for-three stock split payable June 13, 2005 to shareholders of record at the close of business on May 31, 2005. Shareholders received one additional share of common stock for every three shares owned prior to the record date. Immediately prior to the split there were 4,639,244 shares outstanding. Subsequent to the split there were 6,186,007 shares outstanding.
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
Stock Repurchases
Between March 24, 2006 and April 28, 2006 the Company repurchased 70,713 shares at an average price of $15.65 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 Company shares at an average price of $15.36 per share. Between April 18 and April 20, 2005 the Company repurchased 17,647 shares at an average price of $13.94 per share. Between March 11, 2004 and June 14, 2004 the Company repurchased 125,216 Company shares at an average price of $6.74 per share. Between October 3, 2003 and February 19, 2004 the Company repurchased 168,399 Company shares at an average price of $5.40 per share.

NOTE 7 — STOCKHOLDERS’ EQUITY — CONTINUED
Cash Dividend
The Company paid an initial quarterly cash dividend of $0.0325 per common share on September 16, 2003 to shareholders of record on September 2, 2003. The Company paid a quarterly cash dividend of $0.0352 per common share on December 16, 2003 to shareholders of record on December 2, 2003. The Company paid a quarterly cash dividend of $0.0390 per common share on March 16, 2004 to shareholders of record on March 3, 2004. The Company paid a quarterly cash dividend of $0.0429 per common share on June 16, 2004 and September 16, 2004 to shareholders of record on June 3, 2004 and September 2, 2004, respectively. The Company paid a quarterly cash dividend of $0.0571 per common share on December 16, 2004 to shareholders of record on December 2, 2004. The Company paid a quarterly cash dividend of $0.0675 per common share on March 16, 2005, June 16, 2005 and September 16, 2005 to shareholders of record on March 11, 2005, June 3, 2005 and September 1, 2005 respectively. The Company paid a quarterly cash dividend of $0.07 per common share on December 16, 2005 to shareholders of record on December 1, 2005. The Company paid a quarterly cash dividend of $0.08 per common share on March 16, 2006 to shareholders of record on March 8, 2006.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 8 — STOCK OPTION PLANS
Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”)the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 924,000, 420,000, 277,200 and 266,400 shares, respectively, of the Company’s common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 171,066, 374,010, 0 and 30,800 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 28, 2006. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	2.18%	2.16%	3.09%
Expected stock price volatility	30%	30%	30%
Risk-free interest rate	4.5%	3.8%	2.4%
Expected life of options	5 years	5 years	5 years
Information with respect to options outstanding under the Plans at February 28, 2006, and changes for the three years then ended was as follows:

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	770,000	$4.69
Granted	149,640	18.14
Exercised	(337,884)	3.17
Forfeited	(5,880)	7.78
Outstanding at end of year	575,876	$9.04

Options exercisable at February 28, 2006	575,876	$9.04

	2005
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	758,142	$2.52
Granted	300,720	7.71
Exercised	(278,542)	2.12
Forfeited	(10,320)	2.54
Outstanding at end of year	770,000	$4.69

Options exercisable at February 28, 2005	284,020	$2.76

NOTE 8 — STOCK OPTION PLANS — CONTINUED

	2004
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	1,062,600	$2.29
Granted	70,070	3.37
Exercised	(374,528)	2.03
Outstanding at end of year	758,142	$2.52

Options exercisable at February 29, 2004	474,474	$2.28

Weighted average fair value per share of options granted during 2006, 2005 and 2004 were $3.03, $2.05 and $0.77, respectively.
Additional information about stock options outstanding at February 28, 2006 is summarized as follows:

		Options Outstanding
	Number	Weighted average remaining	Weighted average
Range of exercise prices	exercisable	contractual life	exercise price
$1.603 to 3.935	175,826	5.75	3.25
$6.149 to 7.807	253,490	8.25	7.76
$14.955 to 21.600	146,560	9.19	18.21
NOTE 9 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. Previously the Company segregated Retail as a third reportable segment. The Company has phased out its Company-owned store program to nine remaining stores. The remaining stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The previously reported Retail segment is now included in the Franchising segment and all previously reported periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs, provision for loss on accounts and notes receivable and related foreclosure costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
FY 2006
Total revenues	$8,776,429	$21,035,748	$—	$29,812,177
Intersegment revenues	—	(1,738,565)	—	(1,738,565)
Revenue from external customers	8,776,429	19,297,183	—	28,073,612
Segment profit (loss)	2,986,944	5,884,990	(2,337,252)	6,534,682
Total assets	2,964,486	10,209,790	5,883,204	19,057,480
Capital expenditures	90,757	878,871	330,686	1,300,314
Total depreciation & amortization	264,658	406,494	204,788	875,940

FY 2005
Total revenues	$7,869,207	$18,058,455	$—	$25,927,662
Intersegment revenues	—	(1,404,043)	—	(1,404,043)
Revenue from external customers	7,869,207	16,654,412	—	24,523,619
Segment profit (loss)	2,714,261	5,256,713	(2,638,754)	5,332,220
Total assets	2,809,651	9,043,385	7,394,938	19,247,974
Capital expenditures	462,088	687,632	256,978	1,406,698
Total depreciation & amortization	223,561	384,291	177,231	785,083

FY 2004
Total revenues	$7,029,453	$15,196,410	$—	$22,225,863
Intersegment revenues	—	(1,093,035)	—	(1,093,035)
Revenue from external customers	7,029,453	14,103,375	—	21,132,828
Segment profit (loss)	2,270,890	3,846,198	(2,388,717)	3,728,371
Total assets	2,636,145	8,061,324	7,269,776	17,967,245
Capital expenditures	213,072	170,192	86,629	469,893
Total depreciation & amortization	219,742	390,714	185,815	796,271

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
For the three years ended February 28 or 29:

	2006	2005	2004
Interest paid	$19,872	$100,067	$144,936
Income taxes paid	560,485	1,834,536	212,393

Non-Cash Investing Activities:

Dividend payable	$87,060	$180,982	236,108
Issue stock for rights and services	37,500	—	—
Fair value of assets received upon settlement of notes and accounts receivable:
Store to be operated	200,000	—	—
Inventory	3,815	—	—
Note receivable	153,780	—	—
NOTE 11 — EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. For fiscal 2005 and 2004, the Company made an additional discretionary contribution by doubling the normal matching. During the years ended February 28 or 29, 2006, 2005 and 2004, the Company’s contribution was approximately $46,000, $74,000 and $63,000, respectively, to the plan.
NOTE 12 — SUMMARIZED QUARTERLY DATA (UNAUDITED)
Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2006 and 2005:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2006
Total revenue	$5,366,801	$6,583,160	$7,997,547	$8,126,104	$28,073,612
Gross margin	1,633,931	2,091,825	2,444,166	2,216,737	8,386,659
Net income	752,585	1,123,538	1,115,740	1,072,709	4,064,572
Basic earnings per share	.12	.18	.18	.17	.65
Diluted earnings per share	.11	.17	.17	.16	.61

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2005
Total revenue	$4,725,284	$5,867,937	$7,097,878	$6,832,520	$24,523,619
Gross margin	1,438,450	1,980,886	2,169,222	2,051,098	7,639,656
Net income	591,912	1,003,446	871,162	850,120	3,316,640
Basic earnings per share	.10	.17	.15	.14	.55
Dilute earnings per share	.09	.16	.13	.13	.51
NOTE 13 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following at February 28:

		2006		2005
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$85,093	$205,777	$63,983
Packaging licenses	3-5 Years	120,830	99,164	95,831	84,848
Packaging design	10 Years	430,973	170,854	403,238	129,188
Total		757,580	355,111	704,846	278,019

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,623,542	$1,087,322	$2,570,808	$1,010,230

NOTE 13 — GOODWILL AND INTANGIBLE ASSETS — CONTINUED
Amortization expense related to intangible assets totaled $77,092 and $72,058 during the fiscal year ended February 28, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of February 28, 2006 is as follows:

2007	73,100
2008	73,100
2009	73,100
2010	73,100
2011	64,400
Thereafter	45,669
Total	$402,469
NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company adopted this standard as of February 28, 2006. The adoption of this statement had no impact on the Company’s financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard as of March 1, 2006. The adoption of this statement had no impact on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R effective March 1, 2006.
Through fiscal 2006, the Company accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25. In accordance with that standard, no stock-based employee compensation cost for stock options has been reflected in the statements of income except in fiscal 2006 upon acceleration of options (Note 1). In accordance with the provisions of the original SFAS No. 123, the Company has disclosed, on a pro forma basis, the effect on net income had the Company applied the provisions of that statement to Stock-based employee compensation.
SFAS No. 123R requires the Company to recognize stock option expense in the statements of income beginning in the first quarter of fiscal 2007 and to estimate the effect of stock option forfeitures. Through fiscal 2006, as permitted by the original SFAS No. 123, the Company has accounted for forfeitures as they occur. In addition, SFAS 123(R) amends FASB Statement No. 95, “Statements of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS — CONTINUED
As of the beginning of the first quarter in fiscal 2007 (the “required effective date”), the Company will apply the provisions of SFAS 123R to new stock awards and to awards modified, repurchased or canceled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after that date. The compensation cost for that portion of awards will be based on the fair value of those awards as calculated for pro forma disclosure purposes under the original SFAS No. 123.
The Company estimates that stock option expense in fiscal 2007 will be approximately $30,000 to $60,000 post-tax. The actual amount of stock option expense may vary materially from this estimate, due to certain factors, including number of options that will actually be issued, the timing of option grants, and the market price of our stock on the date of grant.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
Limitations on Controls and Procedures — Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all error or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.
Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2006, of the Company’s disclosure controls and procedures (as defined in Rule 13a—15(e) and 15d—15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2006.
Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2006, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 28, 2006.

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 of the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm — The Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC has issued the following attestation report on the Company’s assessment and opinion on the effectiveness of the Company’s internal control over financial reporting:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Rocky Mountain Chocolate Factory, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Rocky Mountain Chocolate Factory, Inc. (the “Company”) maintained effective internal control over financial reporting as of February 28, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended February 28, 2006, of the Company and our report dated April 28, 2006 expressed an unqualified opinion on those financial statements.
Ehrhardt Keefe Steiner & Hottman PC
Denver, CO
April 28, 2006

ITEM 9B. OTHER INFORMATION
None
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Shareholders expected to be held on July 21, 2006 (the “Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement.
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

PART IV.
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
     1. Financial Statements
     2. Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	45

SCHEDULE II — Valuation and Qualifying Accounts	45
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado
In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated April 28, 2006, which is included in Part II of this Form 10-K, we have also audited Schedule II for the year ended February 28, 2006. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
Ehrhardt Keefe Steiner & Hottman PC
April 28, 2006
Denver, Colorado
SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 28, 2006 Valuation Allowance for Accounts and Notes Receivable	132,646	-0-	33,721	98,925
Year Ended February 28, 2005 Valuation Allowance for Accounts and Notes Receivable	120,635	25,000	12,989	132,646
Year Ended February 29, 2004 Valuation Allowance for Accounts and Notes Receivable	114,563	50,000	43,928	120,635

3. Exhibits

Exhibit
Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Business Loan Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

4.3	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

10.1	Form of Stock Option Agreement for the Registrant	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

3. Exhibits — (continued)

Exhibit
Number	Description	Incorporated by Reference to
10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.15	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant TO Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 5, 2006	/S/ Bryan J. Merryman BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 5, 2006	/S/ Franklin E. Crail FRANKLIN E. CRAIL
Chairman of the Board of
Directors, President, and
Director
(principal executive officer)

Date: May 5, 2006	/S/ Bryan J. Merryman BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director
(principal financial and
accounting officer)

Date: May 5, 2006	/S/ Gerald A. Kien GERALD A. KIEN, Director

Date: May 5, 2006	/S/ Lee N. Mortenson LEE N. MORTENSON, Director

Date: May 5, 2006	/S/ Fred M. Trainor FRED M. TRAINOR, Director

Date: May 5, 2006	/S/ Clyde Wm. Engle CLYDE Wm. ENGLE, Director

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988.

4.2	Business Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

4.3	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

10.1	Form of Stock Option Agreement for the Registrant	Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986.

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990	Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.3	Form of Employment Agreement between the Registrant and its officers	Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999.

10.4	Current form of franchise agreement used by the Registrant	Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990	Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991.

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

Exhibit
Number	Description	Incorporated by Reference to
10.12	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998.

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.15	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.