Form 10-Q
period 2006-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2006-07-10
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006

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
On June 30, 2006 the registrant had outstanding 6,087,708 shares of its common stock, $.03 par value.
The exhibit index is located on page 15

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,
	2006	2005
Revenues
Sales	$5,349,157	$4,031,530
Franchise and royalty fees	1,419,255	1,335,271
Total revenues	6,768,412	5,366,801

Costs and Expenses
Cost of sales	3,336,395	2,397,599
Franchise costs	332,533	338,349
Sales and marketing	351,214	305,749
General and administrative	632,885	528,944
Retail operating	408,811	388,928
Depreciation and amortization	235,681	209,608

Total costs and expenses	5,297,519	4,169,177

Income from Operations	1,470,893	1,197,624

Other Income (Expense)
Interest expense	—	(19,652)
Interest income	25,153	31,973
Other, net	25,153	12,321

Income Before Income Taxes	1,496,046	1,209,945

Income Tax Provision	565,505	457,360

Net Income	$930,541	$752,585

Basic Earnings per Common Share	$.15	$.12
Diluted Earnings per Common Share	$.14	$.11

Weighted Average Common Shares Outstanding	6,228,146	6,165,980
Dilutive Effect of Stock Options	254,359	511,104
Weighted Average Common Shares Outstanding, Assuming Dilution	6,482,505	6,677,084
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	May 31,	February 28,
	2006	2006
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$834,212	$3,489,750
Accounts receivable, less allowance for doubtful accounts of $44,497 and $46,920, respectively	2,817,497	3,296,690
Notes receivable	105,000	116,997
Inventories, less reserve for slow moving inventory of $68,705 and $61,032	3,569,191	2,938,234
Deferred income taxes	117,715	117,715
Other	541,939	481,091
Total current assets	7,985,554	10,440,477

Property and Equipment, Net	6,541,503	6,698,604

Other Assets
Notes receivable, less valuation allowance of $52,005	257,580	278,741
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	384,191	402,469
Other	98,825	103,438
Total other assets	1,874,347	1,918,399

Total assets	$16,401,404	$19,057,480

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$942,292	$1,145,410
Accrued salaries and wages	604,881	507,480
Other accrued expenses	899,603	750,733
Dividend payable	488,067	504,150
Total current liabilities	2,934,843	2,907,773

Deferred Income Taxes	663,889	663,889

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,074,637 and 6,281,920 issued and outstanding, respectively	182,239	188,458
Additional paid-in capital	7,253,129	10,372,530
Retained earnings	5,367,304	4,924,830
Total stockholders’ equity	12,802,672	15,485,818

Total liabilities and stockholders’ equity	$16,401,404	$19,057,480
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	May 31
	2006	2005
Cash Flows From Operating activities
Net income	$930,541	$752,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,681	209,608
Provision for obsolete inventory	15,000	15,000
(Gain) loss on sale of property and equipment	37,283	(481)
Changes in operating assets and liabilities:
Accounts receivable	479,193	459,565
Refundable income taxes	—	364,630
Inventories	(645,957)	(887,330)
Other current assets	(55,330)	(147,592)
Accounts payable	(203,118)	(299,694)
Accrued liabilities	211,115	(581,462)
Net cash provided by (used in) operating activities	1,004,408	(115,171)

Cash Flows From Investing Activities
Proceeds received on notes receivable	33,158	60,786
Proceeds from sale of assets	—	3,457
Purchases of property and equipment	(54,998)	(424,302)
(Decrease) in other assets	4,164	(9,850)
Net cash used in investing activities	(17,676)	(369,909)

Cash Flows From Financing Activities
Payments on long-term debt	—	(1,665,084)
Repurchase of stock	(3,182,934)	(245,995)
Proceeds from exercise of stock options	44,814	131,944
Costs of stock dividend or stock split	—	(8,902)
Dividends paid	(504,150)	(417,090)
Net cash used in financing activities	(3,642,270)	(2,205,127)

Net Decrease in Cash and Cash Equivalents	(2,655,538)	(2,690,207)

Cash and Cash Equivalents, Beginning of Period	3,489,750	4,438,876

Cash and Cash Equivalents, End of Period	$834,212	$1,748,669
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at May 31, 2006:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	8	8
Company owned kiosks	—	1	1
Franchise stores — Domestic stores	23	239	262
Franchise Stores — Domestic kiosks	3	20	23
Franchise units — International	—	34	34
	26	302	328
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.
Stock-Based Compensation
At May 31, 2006, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock options.
Prior to March 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As a result, employee stock option-based compensation was included as a pro forma disclosure in the Notes to the Company’s Financial Statements for prior year periods.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
Effective March 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.
The Company recognized total equity-based compensation expense of $0 for the quarter ended May 31, 2006. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the first quarter ended May 31, 2006.
The weighted-average fair value of stock options granted during the three-month periods ended May 31, 2006 and May 31, 2005 was $0 and $4.16 per share, respectively. As of May 31, 2006, there was $0 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2007.

	Three Months ended	Three Months ended
	May 31, 2006	May 31, 2005
Net Income — as reported	$931	$753
Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	—	40
Net Income — pro forma	931	713
Basic Earnings per Share-as reported	.15	.12
Diluted Earnings per Share-as reported	.14	.11
Basic Earnings per Share-pro forma	.15	.12
Diluted Earnings per Share-pro forma	.14	.11
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2006 and 2005 137,320 and zero stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	May 31, 2006	February 28, 2006
Ingredients and supplies	$1,746,235	$1,507,193
Finished candy	1,822,956	1,431,041
	$3,569,191	$2,938,234

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	May 31, 2006	February 28, 2006
Land	$513,618	$513,618
Building	4,711,242	4,705,242
Machinery and equipment	6,291,443	6,252,011
Furniture and fixtures	817,520	817,137
Leasehold improvements	641,637	641,637
Transportation equipment	331,641	331,640
	13,307,101	13,261,285

Less accumulated depreciation	6,765,598	6,562,681

Property and equipment, net	$6,541,503	$6,698,604
NOTE 5 — STOCKHOLDERS’ EQUITY
Stock Dividend
On February 15, 2005 the Board of Directors declared a 5 percent stock dividend payable on March 10, 2005 to shareholders of record as of February 28, 2005. Shareholders received one additional share of Common Stock for every twenty shares owned prior to the record date. Subsequent to the dividend there were 4,602,137 shares outstanding.
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
Stock Repurchases
On June 30, 2006 the Company repurchased 1,700 shares at an average price of $12.80 per share. Between March 24, 2006 and May 18, 2006 the Company repurchased 224,213 shares at an average price of $14.20 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 shares at an average price of $15.36 per share. Between April 18 and April 20, 2005 the Company repurchased 17,647 shares at an average price of $13.94 per share. Between March 11, 2004 and June 14, 2004 the Company repurchased 125,216 Company shares at an average price of $6.74 per share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.08 per common share on March 16, 2006 to shareholders of record on March 8, 2006. On May 20, 2006 the Company declared a quarterly cash dividend of $0.08 per common share payable on June 16, 2006 to shareholders of record on June 2, 2006.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2006	2005
Cash paid for:
Interest	$—	$19,872
Income taxes	400,560	8,665
Non-Cash Financing Activities Dividend payable	$(16,083)	$1,788
Fair value of assets received upon settlement of note and accounts receivable
Store to be operated	$—	$200,000
Inventory	—	3,815
Note receivable	—	153,780
NOTE 7 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company-owned retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating and training methods and merchandising techniques. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2006. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
Three Months Ended May 31, 2006

Total revenues	$2,062,850	$5,153,879	$—	$7,216,729
Intersegment revenues	—	(448,317)	—	(448,317)
Revenue from external customers	2,062,850	4,705,562	—	6,768,412
Segment profit (loss)	676,359	1,448,818	(629,131)	1,496,046
Total assets	2,820,100	10,272,520	3,308,784	16,401,404
Capital expenditures	13,064	23,713	18,221	54,998
Total depreciation & amortization	62,502	114,497	58,682	235,681

Three Months Ended May 31, 2005

Total revenues	$1,977,030	$3,730,675	$—	$5,707,705
Intersegment revenues	—	(340,904)	—	(340,904)
Revenue from external customers	1,977,030	3,389,771	—	5,366,801
Segment profit (loss)	707,979	1,072,019	(570,053)	1,209,945
Total assets	3,107,398	9,597,706	4,208,171	16,913,275
Capital expenditures	70,882	293,659	59,761	424,302
Total depreciation & amortization	59,674	96,941	52,993	209,608

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		May 31, 2006		February 28, 2006
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$90,371	$205,777	$85,093
Packaging licenses	3-5 Years	120,830	100,414	120,830	99,164
Packaging design	10 Years	430,973	182,604	430,973	170,854
Total		757,580	373,389	757,580	355,111

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,623,542	$1,105,600	$2,623,542	$1,087,322
Amortization expense related to intangible assets totaled $18,278 and $18,014 during the three months ended May 31, 2006 and 2005, respectively. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2006 is as follows:

2007	54,800
2008	73,100
2009	73,100
2000	73,100
2011	73,100
Thereafter	36,991
Total	384,191
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
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 28, 2006 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased in the first quarter of fiscal 2007 were approximately the same as the prior year.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended May 31, 2006 Compared to the Three Months Ended
May 31, 2005
Basic earnings per share increased 25.0% from $.12 for the three months ended May 31, 2005 to $.15 for the three months ended May 31, 2006. Revenues increased 26.1% from fiscal 2006 to fiscal 2007. Operating income increased 22.8% from $1.2 million in fiscal 2006 to $1.5 million in fiscal 2007. Net income increased 23.7% from $753,000 in fiscal 2006 to $931,000 in fiscal 2007. The increase in earnings per share, operating income, and net income for the first quarter of fiscal 2007 versus the same period in fiscal 2006 was due primarily to growth in sales to customers outside the system of franchise stores and growth in the average number of franchise stores in operation and the corresponding increase in revenue.

	Three Months Ended
Revenues	May 31,			%
	2006	2005	Change	Change
($’s in thousands)
Factory sales	$4,705.5	$3,389.7	$1,315.8	38.8%
Retail sales	643.6	641.8	1.8	0.2%
Franchise fees	127.1	162.0	(34.9)	(21.5%)
Royalty and Marketing fees	1,292.2	1,173.3	118.9	10.1%
Total	$6,768.4	$5,366.8	$1,401.6	26.1%
Factory Sales
The increase in factory sales was due to a 529% increase in product shipments to customers outside its system of franchised retail stores, primarily due to sales of certain specialty packaging items related to Mother’s Day to an internet-based gifting service, and growth in the average number of franchised stores in operation to 297 in fiscal 2007 from 276 in fiscal 2006. Same store pounds purchased in the first quarter of fiscal 2007 were approximately the same as the prior year.
Retail Sales
Retail sales were flat in the first quarter of fiscal 2007 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 6.9% from 245 in the first quarter of fiscal 2006 to 262 in 2007 and same store sales grew 0.4% in the first quarter of fiscal 2007 compared to the same period last year. Franchise fee revenues in the first quarter of fiscal 2007 decreased 21.5% due to a decrease in the number of franchises sold versus the same period last year.

	Three Months Ended
Costs and Expenses	May 31,			%
	2006	2005	Change	Change
($’s in thousands)
Cost of sales — factory	$3,082.6	$2,147.4	$935.2	43.6%
Cost of sales — retail	253.8	250.2	3.6	1.4%
Franchise costs	332.5	338.4	(5.9)	(1.7%)
Sales and marketing	351.2	305.8	45.4	14.8%
General and administrative	632.9	528.9	104.0	19.7%
Retail operating	408.8	388.9	19.9	5.1%
Total	$5,061.8	$3,959.6	$1,102.2	27.8%

	Three Months Ended
Gross margin	May 31,			%
	2006	2005	Change	Change
($’s in thousands)
Factory	$1,622.9	$1,242.3	$380.6	30.6%
Retail	389.8	391.6	(1.8)	(0.5%)
Total	$2,012.7	$1,633.9	$378.8	23.2%

(Percent)
Factory	34.5%	36.6%	(2.1%)	(5.7%)
Retail	60.6%	61.0%	(0.4%)	(0.7%)
Total	37.6%	40.5%	(2.9%)	(7.2%)
Cost of Sales
Factory margin declined 210 basis points from fiscal 2006 to fiscal 2007 due primarily to mix of product sold during the first quarter of fiscal 2007 versus the same period in the prior year. Company-owned store margin is approximately the same as last year as expected.

Franchise Costs
The decrease in franchise costs is due primarily to decreased compensation expense. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.4% in the first quarter of fiscal 2007 from 25.3% in the first quarter of fiscal 2006. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher revenues relative to franchise costs.
Sales and Marketing
The increase in sales and marketing is due primarily higher personnel and promotional costs related to sales to customers outside the system of franchise stores.
General and Administrative
The increase in general and administrative costs is due primarily to public company costs, a provision made for costs to be incurred upon closure in the second quarter of fiscal 2007 of one of the Company-owned stores and increased compensation. The public company costs are primarily professional fees as they relate to compliance with the Sarbanes-Oxley Act of 2002. As a percentage of total revenues, general and administrative expenses decreased to 9.4% in fiscal 2007 compared to 9.9% in fiscal 2006.
Retail Operating Expenses
This increase was due primarily to an increase in rental expense during the first quarter of fiscal 2007 versus the first quarter fiscal 2006. Retail operating expenses, as a percentage of retail sales, increased from 60.6% in the first quarter of fiscal 2006 to 63.5% in the first quarter of fiscal 2007 due to a higher increase in costs relative to the increase in revenue.
Depreciation and Amortization
Depreciation and amortization of $236,000 in the first quarter of fiscal 2007 increased 12.4% from $210,000 incurred in the first quarter of fiscal 2006 due to increased fixed assets in service and related depreciation expense.
Other, Net
Other, net of $25,200 realized in the first quarter of fiscal 2007 represents an increase of 104.1% from the $12,300 realized in the first quarter of fiscal 2006, due primarily to lower interest expense on lower average outstanding balances of long-term debt. The Company also realized decreased interest income on notes receivable and invested cash due to the use of cash to repurchase Company stock. The Company paid its long-term debt in full during the first quarter of fiscal 2006.
Income Tax Expense
The Company’s effective income tax rate in the first quarter of fiscal 2007 was 37.8%, which is the same rate as the first quarter of fiscal 2006.
Liquidity and Capital Resources
As of May 31, 2006, working capital was $5.0 million, compared with $7.5 million as of February 28, 2006, a decrease of $2.5 million. The decrease in working capital was primarily due to repurchase and retirement of $3.2 million of the Company’s common stock in the first quarter of fiscal 2007.
Cash and cash equivalent balances decreased from $3.5 million as of February 28, 2006 to $834,000 as of May 31, 2006 as a result of cash flow generated by operating activities being less than cash flows used by financing and investing activities. The Company’s current ratio was 2.72 to 1 at May 31, 2006 in comparison with 3.59 to 1 at February 28, 2006. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company has a $5.0 million ($5.0 million available as of May 31, 2006) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2006.
The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2007.
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
As of May 31, 2006, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2006, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is the process designed by, or under the supervision of, our principal executive and principal financial officers, and effectuated by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.

Item 1A.	Risk Factors No material change. See “A Note About Forward-Looking Statements” above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar Value
	(a) Total Number	(b) Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans
Period	Purchased	Share	Programs(1)	or Programs(2)
March 2006	16,929	$15.54	16,929	$5,024,526
April 2006	53,784	15.68	53,784	4,181,060
May 2006	153,500	13.53	153,500	2,104,620
Total	224,213	$14.20	224,213	$2,104,620

(1)	During the first quarter of Fiscal 2007 ending May 31, 2006, the Company purchased 224,213 shares in the open market.

(2)	On January 5, 2006, May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The January 5, 2006 plan was completed in May 2006.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Business Loan Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

4.3	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.8	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.11	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.13	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2006

10.14	2004 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 10, 2006	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Business Loan Agreement dated July 31, 2005 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

4.3	Promissory Note dated July 31, 2005 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2005.

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.8	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.11	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.13	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2006

10.14	2004 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer