Form 10-Q
period 2006-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2006-10-05
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006

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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐       No ☑
On September 29, 2006 the registrant had outstanding 6,082,457 shares of its common stock, $.03 par value.
The exhibit index is located on page 20.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
Revenues
Sales	$5,238,115	$5,109,738	$10,587,272	$9,141,268
Franchise and royalty fees	1,541,454	1,473,422	2,960,709	2,808,693
Total revenues	6,779,569	6,583,160	13,547,981	11,949,961

Costs and Expenses
Cost of sales	3,166,734	3,017,913	6,503,129	5,415,512
Franchise costs	384,082	306,704	716,615	645,053
Sales and marketing	353,538	284,911	704,752	590,660
General and administrative	586,429	507,023	1,219,314	1,035,967
Retail operating	403,393	473,546	812,204	862,474
Depreciation and amortization	225,764	204,257	461,445	413,865
Total costs and expenses	5,119,940	4,794,354	10,417,459	8,963,531

Income from Operations	1,659,629	1,788,806	3,130,522	2,986,430

Other Income (Expense)
Interest expense	—	—	—	(19,652)
Interest income	12,061	17,527	37,214	49,500
Total other, net	12,061	17,527	37,214	29,848

Income Before Income Taxes	1,671,690	1,806,333	3,167,736	3,016,278

Provision for Income Taxes	631,900	682,795	1,197,405	1,140,155

Net Income	$1,039,790	$1,123,538	$1,970,331	$1,876,123

Basic Earnings per Common Share	$.17	$.18	$.32	$.30
Diluted Earnings per Common Share	$.17	$.17	$.31	$.28

Weighted Average Common Shares Outstanding	6,079,077	6,270,974	6,153,611	6,218,478
Dilutive Effect of Stock Options	217,699	469,741	236,030	490,423
Weighted Average Common Shares Outstanding, Assuming Dilution	6,296,776	6,740,715	6,389,641	6,708,901
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	August 31,	February 28,
	2006	2006
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$743,047	$3,489,750
Accounts receivable, less allowance for doubtful accounts of $42,567 and $46,920 respectively	3,219,064	3,296,690
Notes receivable	92,300	116,997
Inventories, less reserve for slow moving inventory of $78,120 and $61,032, respectively	4,141,334	2,938,234
Deferred income taxes	117,715	117,715
Other	486,895	481,091
Total current assets	8,800,355	10,440,477

Property and Equipment, Net	6,277,082	6,698,604

Other Assets
Notes receivable, less valuation allowance of $52,005	241,930	278,741
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	365,914	402,469
Other	166,196	103,438
Total other assets	1,907,791	1,918,399

Total assets	$16,985,228	$19,057,480

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,247,217	$1,145,410
Accrued salaries and wages	384,938	507,480
Other accrued expenses	932,668	750,733
Dividend payable	487,829	504,150
Total current liabilities	3,052,652	2,907,773

Deferred Income Taxes	663,889	663,889

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,080,307 and 6,281,920 issued and outstanding	182,409	188,458
Additional paid-in capital	7,167,013	10,372,530
Retained earnings	5,919,265	4,924,830
Total stockholders’ equity	13,268,687	15,485,818

Total liabilities and stockholders’ equity	$16,985,228	$19,057,480
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2006	2005
Cash Flows From Operating activities
Net income	$1,970,331	$1,876,123
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	461,445	413,865
Provision for obsolete inventory	30,000	15,000
(Gain) loss on sale of property and equipment	76,273	(1,390)
Expense recorded for stock options	201,269	—
Changes in operating assets and liabilities:
Accounts receivable	77,626	(361,266)
Refundable income taxes	—	364,630
Inventories	(1,233,100)	(1,023,726)
Other current assets	(3,596)	(257,965)
Accounts payable	101,807	(399,345)
Accrued liabilities	61,593	(287,274)
Net cash provided by operating activities	1,743,648	338,652

Cash Flows From Investing Activities
Proceeds received on notes receivable	61,508	126,484
Proceeds from sale of assets	(16,012)	4,708
Purchases of property and equipment	(119,640)	(826,897)
Decrease in other assets	4,667	4,742
Net cash used in investing activities	(69,477)	(690,963)

Cash Flows From Financing Activities
Payments on long-term debt	—	(1,665,084)
Repurchase and redemption of common stock	(3,764,914)	(245,995)
Dividends paid	(992,217)	(835,968)
Costs of stock dividend or stock split	—	(8,902)
Proceeds from exercise of stock options	336,257	868,859
Net cash used in financing activities	(4,420,874)	(1,887,090)

Net Decrease in Cash and Cash Equivalents	(2,746,703)	(2,239,401)

Cash and Cash Equivalents, Beginning of Period	3,489,750	4,438,876

Cash and Cash Equivalents, End of Period	$743,047	$2,199,475
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of RMCF stores at August 31, 2006:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	7	7
Company owned kiosks	—	—	—
Franchise stores – Domestic stores	21	243	264
Franchise Stores – Domestic kiosks	2	20	22
Franchise units – International	—	36	36
	23	306	329
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.
Stock-Based Compensation
At August 31, 2006, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock options.
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
Effective March 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
granted subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.
The Company did not issue stock options and recorded $0 related equity-based compensation expense during the three and six month periods ended August 31, 2006. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $131,000 for the three months ended August 31, 2006 related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the second quarter ended August 31, 2006.
The weighted-average fair value of stock options granted during the six-month periods ended August 31, 2006 and August 31, 2005 was $0 and $4.16 per share, respectively. As of August 31, 2006, there was $0 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2007.

	Three Months ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
Net Income – as reported	$1,040	$1,124	$1,970	$1,876
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	—	40	—	80
Net Income – pro forma	1,040	1,084	1,970	1,796
Basic Earnings per Share-as reported	.17	.18	.32	.30
Diluted Earnings per Share-as reported	.17	.17	.31	.28
Basic Earnings per Share-pro forma	.17	.17	.32	.29
Diluted Earnings per Share-pro forma	.17	.16	.31	.27
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended August 31, 2006 and 2005, 146,560 and zero stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2006 and 2005, 141,940 and zero stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	August 31, 2006	February 28, 2006
Ingredients and supplies	$1,744,539	$1,507,193
Finished candy	2,396,795	1,431,041
	$4,141,334	$2,938,234

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	August 31, 2006	February 28, 2006
Land	$513,618	$513,618
Building	4,717,230	4,705,242
Machinery and equipment	6,296,229	6,252,011
Furniture and fixtures	752,745	817,137
Leasehold improvements	590,979	641,637
Transportation equipment	331,640	331,640
	13,202,441	13,261,285
Less accumulated depreciation	6,925,359	6,562,681
Property and equipment, net	$6,277,082	$6,698,604
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
Stock Repurchases
Between June 30, 2006 and August 25, 2006 the Company repurchased 42,699 shares at an average price of $13.63 per share. Between March 24, 2006 and May 18, 2006 the Company repurchased 224,213 shares at an average price of $14.20 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 Company shares at an average price of $15.36 per share. Between April 18 and April 20, 2005 the Company repurchased 17,647 shares at an average price of $13.94 per share. Between March 11, 2004 and June 14, 2004 the Company repurchased 125,216 Company shares at an average price of $6.74 per share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.08 per common share on March 16, 2006 and June 16, 2006 to shareholders of record on March 8, 2006 and June 2, 2006, respectively. On August 16, 2006 the Company declared a quarterly cash dividend of $0.08 per common share payable on September 15, 2006 to shareholders of record on September 1, 2006.
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

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2006	2005
Cash paid (received) for:
Interest	$—	$19,872
Income taxes	1,060,033	362,166

Non-Cash Financing Activities
Dividend Payable	$(16,321)	$13,151
Issue stock for services	(15,822)	—
Fair value of assets received upon settlement of note and accounts receivable
Store to be operated	$—	$200,000
Inventory	—	3,815
Note receivable	—	153,780
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

Three Months Ended
August 31, 2006	Franchising	Manufacturing	Other	Total
Total revenues	$2,272,393	$4,979,486	$—	$7,251,879
Intersegment revenues	—	(472,310)	—	(472,310)
Revenue from external customers	2,272,393	4,507,176	—	6,779,569
Segment profit (loss)	791,766	1,468,867	(588,943)	1,671,690
Total assets	2,735,143	10,979,924	3,270,161	16,985,228
Capital expenditures	9,739	48,098	6,805	64,642
Total depreciation & amortization	61,185	110,954	53,625	225,764

Three Months Ended
August 31, 2005
Total revenues	$2,289,054	$4,727,268	$—	$7,016,322
Intersegment revenues	—	(433,162)	—	(433,162)
Revenue from external customers	2,289,054	4,294,106	—	6,583,160
Segment profit (loss)	899,964	1,435,248	(528,879)	1,806,333
Total assets	3,092,933	10,386,916	4,996,868	18,476,717
Capital expenditures	12,720	250,918	138,957	402,595
Total depreciation & amortization	68,345	97,438	38,474	204,257

NOTE 7 — OPERATING SEGMENTS — CONTINUED

Six Months Ended
August 31, 2006	Franchising	Manufacturing	Other	Total
Total revenues	$4,335,243	$10,133,365	$—	$14,468,608
Intersegment revenues	—	(920,627)	—	(920,627)
Revenue from external customers	4,335,243	9,212,738	—	13,547,981
Segment profit (loss)	1,468,125	2,917,685	(1,218,074)	3,167,736
Total assets	2,735,143	10,979,924	3,270,161	16,985,228
Capital expenditures	22,803	71,811	25,026	119,640
Total depreciation & amortization	123,687	225,451	112,307	461,445

Six Months Ended
August 31, 2005
Total revenues	$4,266,084	$8,457,943	$—	$12,724,027
Intersegment revenues	—	(774,066)	—	(774,066)
Revenue from external customers	4,266,084	7,683,877	—	11,949,961
Segment profit (loss)	1,607,943	2,507,267	(1,098,932)	3,016,278
Total assets	3,092,933	10,386,916	4,996,868	18,476,717
Capital expenditures	83,602	544,577	198,718	826,897
Total depreciation & amortization	128,019	194,379	91,467	413,865
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		August 31, 2006		February 28, 2006
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	95,648	$205,777	$85,093
Packaging licenses	3-5 Years	120,830	101,664	120,830	99,164
Packaging design	10 Years	430,973	194,354	430,973	170,854
Total		757,580	391,666	757,580	355,111

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,623,542	$1,123,877	$2,623,542	$1,087,322
Amortization expense related to intangible assets totaled $36,555 and $36,346 during the six months ended August 31, 2006 and 2005, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2006 is as follows:

Remainder of fiscal 2007	$36,600
2008	73,100
2009	73,100
2010	73,100
2011	64,400
Thereafter	45,614
Total	$365,914
NOTE 9 – STORE PURCHASE
Effective May 1, 2005 the Company financed a note in the amount of $153,780 and took possession of a previously financed franchise store and related inventory in satisfaction of $357,595 of notes and accounts receivable. The Company currently intends to retain and operate the store.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial statements.
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
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

The Company is a product-based international franchiser. The Company’s revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. The Company also sells its candy in selected locations outside its system of retail stores to build brand awareness. The Company operates seven retail units as a laboratory to test marketing, design and operational initiatives.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity of its franchise system of its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores were approximately the same as the prior year period in the first quarter but declined 7.3% in the second quarter and 3.6% in the first six months of Fiscal 2007.
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
Results of Operations
Three Months Ended August 31, 2006 Compared to the Three Months Ended
August 31, 2005
Basic earnings per share decreased 5.6% from $.18 for the three months ended August 31, 2005 to $.17 for the three months ended August 31, 2006. Revenues increased 3.0% from fiscal 2006 to fiscal 2007. Operating income decreased 7.2% from $1.8 million in fiscal 2006 to $1.7 million in fiscal 2007. Net income decreased 7.5% from $1.1 million in fiscal 2006 to $1.0 million in fiscal 2007. The decrease in earnings per share, operating income, and net income for the second quarter of fiscal 2007 versus the same period in fiscal 2006 was due primarily to the shifting of a large specialty market shipment from the second quarter last year into the third quarter in Fiscal 2007 and increased stock option compensation expense offset by growth in the average number of franchise stores in operation and corresponding increases in revenues.

	Three Months Ended
	August 31,			%
($’s in thousands)	2006	2005	Change	Change
Factory sales	$4,507.2	$4,294.2	$213.0	5.0%
Retail sales	730.9	815.6	(84.7)	(10.4%)
Franchise fees	179.7	199.8	(20.1)	(10.1%)
Royalty and Marketing fees	1,361.8	1,273.6	88.2	6.9%
Total	$6,779.6	$6,583.2	$196.4	3.0%

Factory Sales
Factory sales increased for the three months ended August 31, 2006 due to an increase in the number of franchise stores in operation. The average number of franchised stores in operation increased to 295 in the second quarter of fiscal 2007 from 279 in the same period in fiscal 2006. Offsetting this increase was a 41.8% decrease in product shipments to customers outside the system of franchised retail stores. The decrease in product shipments was caused by a year-over-year timing difference in shipment dates. Also offsetting this increase was a 7.3% decrease in same store pounds purchased from the factory by franchised stores. The Company believes that this decrease in same store pounds reflects an unseasonably hot summer in many regions of the country, along with a modest softening in the retail sector of the economy. Historically, retail sales of chocolate products suffer when weather conditions are unusually hot in particular markets.
Retail Sales
Retail sales decreased 10.4% in the second quarter of fiscal 2007 due to a decrease in the average number of stores in operation from 10 in fiscal 2006 to 8 in fiscal 2007. Same store retail sales increased 9.1% in the second quarter of fiscal 2007 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation. The average number of domestic units in operation grew 6.1% from 246 in the second quarter of fiscal 2006 to 261 in the second quarter of 2007. Partially offsetting this increase was a decline in same store sales of 1.1% in the second quarter of fiscal 2007 compared to the same period last year. Franchise fee revenues in the second quarter of fiscal 2007 decreased 10.1% due to a decrease in the number of franchises sold versus the second quarter of fiscal 2006.
Costs and Expenses

	Three months ended			%
($’s in thousands)	2006	2005	Change	Change
Cost of sales — factory	$2,877.4	$2,700.0	$177.4	6.6%
Cost of sales — retail	289.3	317.9	(28.6)	(9.0%)
Franchise costs	384.1	306.7	77.4	25.2%
Sales and marketing	353.5	284.9	68.6	24.1%
General and administrative	586.4	507.0	79.4	15.7%
Retail operating	403.4	473.6	(70.2)	(14.8%)
Total	$4,894.1	$4,590.1	304.0	6.6%
Gross margin

	Three months ended			%
($’s in thousands)	2006	2005	Change	Change
Factory	$1,629.8	$1,594.2	$35.6	2.2%
Retail	441.6	497.7	(56.1)	(11.3%)
Total	$2,071.4	$2,091.9	(20.5)	(1.0%)

(Percent)
Factory	36.2%	37.1%	(0.9%)	(2.4%)
Retail	60.4%	61.0%	(0.6%)	(1.0%)
Total	39.5%	40.9%	(1.4%)	(3.4%)
Costs and Expenses
Cost of Sales
Factory margins declined 90 basis points from fiscal 2006 to fiscal 2007 due primarily to mix of product sold during the second quarter of fiscal 2007 versus the same period in the prior year. Reduction in Company-owned store margin is due to changes in mix of product sold.

Franchise Costs
The increase in franchise costs is primarily due to increased professional fees related to franchise operations and an increase in stock option compensation expense. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 24.9% in the second quarter of fiscal 2007 from 20.8% in the second quarter of fiscal 2006. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing is due primarily to stock option compensation expense as well as increased costs for marketing support of the franchisees and promotional costs related to specialty market sales.
General and Administrative
The increase in general and administrative costs is due primarily to stock option compensation expense as well as costs incurred upon closure in the second quarter of fiscal 2007 of two of the Company-owned stores. As a percentage of total revenues, general and administrative expenses increased to 8.6% in fiscal 2007 compared to 7.7% in fiscal 2006.
Retail Operating Expenses
The decrease in retail operating expenses was due primarily to a decrease in the average number of stores during the second quarter of fiscal 2007 versus the second quarter fiscal 2006 due to the closing of two stores. Retail operating expenses, as a percentage of retail sales, decreased from 58.1% in the second quarter of fiscal 2006 to 55.2% in the second quarter of fiscal 2007 due to a smaller decrease in revenues relative to the decrease in costs.
Depreciation and Amortization
Depreciation and amortization of $226,000 in the second quarter of fiscal 2007 increased 10.5% from $204,000 incurred in the second quarter of fiscal 2006 due to increased fixed assets in service and related depreciation expense.
Other, Net
Other, net of $12,000 realized in the second quarter of fiscal 2007 represents a decrease of $5,500 from the $17,500 realized in the second quarter of fiscal 2006, due primarily to lower interest income from notes receivable and invested cash. Notes receivable balances are declining due to payments and the Company has been using its excess cash to repurchase stock.
Income Tax Expense
The Company’s effective income tax rate in the second quarter of fiscal 2007 was 37.8%, which is the same rate as the second quarter of fiscal 2006.
Six Months Ended August 31, 2006 Compared to the Six Months Ended August 31, 2005
Basic earnings per share increased 6.7% from $.30 for the six months ended August 31, 2005 to $.32 for the six months ended August 31, 2006. Revenues increased 15.8% from fiscal 2005 to fiscal 2006. Operating income increased 4.8% from $3.0 million in fiscal 2006 to $3.1 million in fiscal 2007. Net income increased 5.0% from $1.9 million in fiscal 2006 to $2.0 million in fiscal 2007. The increase in earnings per share, operating income, and net income for the first six months of fiscal 2007 versus the same period in fiscal 2006 was due primarily to growth in the average number of franchise stores in operation and the corresponding increases in revenues offset by the shifting of a large specialty market shipment from the second quarter last year into the third quarter of fiscal 2007, increased stock option compensation expense and increased professional fees.

Revenues

	Six Months Ended
	August 31,			%
($’s in thousands)	2006	2005	Change	Change
Factory sales	$9,212.7	$7,683.9	$1,528.8	19.9%
Retail sales	1,374.5	1,457.4	(82.9)	(5.7%)
Franchise fees	306.8	361.8	(55.0)	(15.2%)
Royalty and marketing fees	2,654.0	2,446.9	207.1	8.5%
Total	$13,548.0	$11,950.0	$1,598.0	13.4%
Factory Sales
Factory sales increased for the six months ended August 31, 2006 due to an increase of 56.2% in product shipments to specialty markets and growth in the average number of stores in operation to 296 in the first six months of fiscal 2007 from 278 in the same period in fiscal 2006. Partially offsetting this increase was a 3.6% decrease in same store pounds purchased from the factory by franchised stores when compared to the six months ended August 31, 2005. The Company believes that this same store pounds decrease reflects an unseasonably hot summer in many regions of the country, along with a modest softening in the retail sector of the economy. Historically, retail sales of chocolate products suffer when weather conditions are unusually hot in particular markets.
Retail Sales
Retail sales decreased 5.7% in the first six months of fiscal 2007 due to a decrease in the average number of stores in operation from 9 in fiscal 2006 to 8 in fiscal 2007. Same store retail sales increased 7.0% in the first six months of fiscal 2007 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation. The average number of domestic units in operation grew 6.5% from 246 in the first six months of fiscal 2006 to 262 in 2007. Same store sales decreased 0.1% in the first six months of fiscal 2007 compared to the same period last year. Franchise fee revenues in the first six months of fiscal 2007 decreased 15.2% due to a decrease in the number of franchises sold versus the same period last year.
Costs and Expenses

	Six months ended			%
($’s in thousands)	2005	2005	Change	Change
Cost of sales — factory	$5,960.0	$4,847.4	$1,112.6	23.0%
Cost of sales — retail	543.1	568.1	(25.0)	(4.4%)
Franchise costs	716.6	645.0	71.6	11.1%
Sales and marketing	704.8	590.7	114.1	19.3%
General and administrative	1,219.3	1,036.0	183.3	17.7%
Retail operating	812.2	862.5	(50.3)	(5.8%)
Total	$9,956.0	$8,549.7	$1,406.3	16.4%
Gross margin

	Six months ended			%
($’s in thousands)	2006	2005	Change	Change
Factory	$3,252.7	$2,836.5	$416.2	14.7%
Retail	831.4	889.3	(57.9)	(6.5%)
Total	$4,084.1	$3,725.8	$358.3	9.6%

(Percent)
Factory	35.3%	36.9%	(1.6%)	(4.3%)
Retail	60.5%	61.0%	(0.5%)	(0.8%)
Total	38.6%	40.8%	(2.2%)	(5.4%)

Costs and Expenses
Cost of Sales
Factory margins declined 160 basis points from fiscal 2006 to fiscal 2007 due primarily to mix of product sold during the first six months of fiscal 2006 versus the same period in the prior year. Reduction in Company-owned store margin is due to changes in mix of product sold.
Franchise Costs
The increase in franchise costs is due primarily to increased professional fees related to franchise operations as well as increased stock option compensation expense. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 24.2% in the first six months of fiscal 2007 from 23.0% in the first six months of fiscal 2006. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing is due primarily to increased costs for marketing support of the franchisees, promotional costs related to sales to specialty markets and increased stock option compensation expense.
General and Administrative
The increase in general and administrative costs is due primarily to public company costs, costs incurred upon closure in the second quarter of fiscal 2007 of two Company-owned stores and increased stock option compensation expense. The public company costs are primarily professional fees as they relate to compliance with the Sarbanes-Oxley Act of 2002. As a percentage of total revenues, general and administrative expenses increased to 9.0% in fiscal 2007 compared to 8.7% in fiscal 2006.
Retail Operating Expenses
This decrease was due primarily to a decrease in the average number of stores during the first six months of fiscal 2007 versus the first six months of fiscal 2006. Retail operating expenses, as a percentage of retail sales, remained relatively consistent from 59.2% in the first six months of fiscal 2006 to 59.1% in the first six months of fiscal 2007.
Depreciation and Amortization
Depreciation and amortization of $461,000 in the first six months of fiscal 2007 increased 11.5% from $414,000 incurred in the first six months of fiscal 2006 due primarily to increased fixed assets in service and related depreciation expenses.
Other, Net
Other, net of $37,200 realized in the first six months of fiscal 2007 represents an increase of $7,400 from the $29,800 in the first six months of fiscal 2006, due primarily to lower interest expense on lower average outstanding balances of long-term debt. The Company also realized decreased interest income on notes receivable and invested cash due to the use of excess cash to repurchase Company stock. The Company paid its long-term debt in full during the first quarter of fiscal 2006.
Income Tax Expense
The Company’s effective income tax rate in the first six months of fiscal 2007 was 37.8% which is the same rate as the first six months of fiscal 2006.

Liquidity and Capital Resources
As of August 31, 2006, working capital was $5.7 million, compared with $7.5 million as of February 28, 2006, a decrease of $1.8 million. The decrease in working capital was primarily due to repurchase and retirement of $3.8 million of the Company’s common stock in the first six months of fiscal 2007.
Cash and cash equivalent balances decreased from $3.5 million as of February 28, 2006 to $743,000 as of August 31, 2006 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 2.88 to 1 at August 31, 2006 in comparison with 3.59 to 1 at February 28, 2006. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($5.0 million available as of August 31, 2006) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2007.
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
New Accounting Pronouncements
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial statements.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
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
As of August 31, 2006, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2006, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.
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

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar Value
	(a) Total Number	(b) Average Price	Part of Publicly	of Shares that May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (2)
June 2006	1,700	$12.80	1,700	$2,082,863
July 2006	20,583	13.34	20,583	1,808,317
August 2006	20,416	13.99	20,416	1,522,640
Total	42,699	$13.63	42,699	$1,522,640

(1)	During the second quarter of Fiscal 2007 ending August 31, 2006, the Company purchased 42,699 shares in the open market.

(2)	On May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The May 4, 2006 plan was completed in July 2006.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
The 2006 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on July 21, 2006.
1. Election of six Directors. Messrs. Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle were elected to the Company’s Board of Directors. The results of the voting were as follows: 5,667,049 votes in favor of Franklin E. Crail, with 24,901 votes withheld; 5,606,746 votes in favor of Bryan J. Merryman, with 85,204 votes withheld; 5,595,309 votes in favor of Gerald A. Kien, with 27,341 votes withheld; 5,266,227 votes in favor of Lee N. Mortenson, with 356,423 votes withheld; 5,322,226 votes in favor of Fred M. Trainor, with 300,424 votes withheld; and 5,218,564 votes in favor of Clyde Wm. Engle, with 404,386 votes withheld.
Item 5. Other Information
     None

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2 *	Business Loan Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant.

4.3 *	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2006

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1 *	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2 *	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: October 5, 2006	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2 *	Business Loan Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant.

4.3 *	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

Exhibits
10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2006

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2 *	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1 *	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2 *	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.