Form 10-Q
period 2006-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2007-01-05
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

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
On December 29, 2006 the registrant had outstanding 6,105,916 shares of its common stock, $.03 par value.
The exhibit index is located on page 19.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Revenues
Sales	$7,666,555	$6,735,832	$18,253,827	$15,877,100
Franchise and royalty fees	1,427,881	1,261,715	4,388,590	4,070,408
Total revenues	9,094,436	7,997,547	22,642,417	19,947,508

Costs and Expenses
Cost of sales	5,043,934	4,291,666	11,547,063	9,707,178
Franchise costs	430,040	416,747	1,146,655	1,061,800
Sales and marketing	367,695	321,330	1,072,447	911,990
General and administrative	571,583	546,436	1,790,897	1,582,403
Retail operating	331,115	424,200	1,143,319	1,286,674
Depreciation and amortization	221,571	224,328	683,016	638,193

Total costs and expenses	6,965,938	6,224,707	17,383,397	15,188,238

Income from Operations	2,128,498	1,772,840	5,259,020	4,759,270

Other Income (Expense)
Interest expense	—	—	—	(19,652)
Interest income	12,652	20,950	49,866	70,450
Other, net	12,652	20,950	49,866	50,798

Income Before Income Taxes	2,141,150	1,793,790	5,308,886	4,810,068

Income Tax Provision	809,355	678,050	2,006,760	1,818,205

Net Income	$1,331,795	$1,115,740	$3,302,126	$2,991,863

Basic Earnings per Common Share	$.22	$.18	$.54	$.48
Diluted Earnings per Common Share	$.21	$.17	$.52	$.45

Weighted Average Common Shares Outstanding	6,083,871	6,354,415	6,130,470	6,263,461
Dilutive Effect of Stock Options	199,716	337,841	224,013	441,160
Weighted Average Common Shares Outstanding, Assuming Dilution	6,283,587	6,692,256	6,354,483	6,704,621
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	November 30,	February 28,
	2006	2006
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$303,545	$3,489,750
Accounts receivable, less allowance for doubtful accounts of $65,619 and $46,920, respectively	5,555,109	3,296,690
Notes receivable	85,400	116,997
Inventories, less reserve for slow moving inventory of $95,951 and $61,032, respectively	3,444,527	2,938,234
Deferred income taxes	117,715	117,715
Other	398,284	481,091
Total current assets	9,904,580	10,440,477

Property and Equipment, Net	6,108,967	6,698,604

Other Assets
Notes receivable, less valuation allowance of $52,005	224,152	278,741
Goodwill, net	1,133,751	1,133,751
Intangible assets, net	347,635	402,469
Other	159,940	103,438
Total other assets	1,865,478	1,918,399

Total assets	$17,879,025	$19,057,480

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,209,086	$1,145,410
Accrued salaries and wages	574,974	507,480
Other accrued expenses	770,757	750,733
Dividend payable	550,581	504,150
Total current liabilities	3,105,398	2,907,773

Deferred Income Taxes	663,889	663,889

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,102,276 and 6,281,920 issued and outstanding, respectively	183,068	188,458
Additional paid-in capital	7,226,191	10,372,530
Retained earnings	6,700,479	4,924,830
Total stockholders’ equity	14,109,738	15,485,818

Total liabilities and stockholders’ equity	$17,879,025	$19,057,480
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30
	2006	2005
Cash Flows From Operating activities
Net income	$3,302,126	$2,991,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	683,016	638,193
Provision for obsolete inventory	45,000	30,000
(Gain) loss on sale of assets	61,218	(15,703)
Expense recorded for stock options	201,269	—
Changes in operating assets and liabilities:
Accounts receivable	(2,258,419)	(1,824,366)
Refundable income taxes	—	139,499
Inventories	(551,293)	(467,557)
Other current assets	79,046	(260,965)
Accounts payable	63,676	88,832
Accrued liabilities	91,395	734,517
Net cash provided by operating activities	1,717,034	2,054,313

Cash Flows From Investing Activities
Proceeds received on notes receivable	86,186	190,070
Proceeds from sale of assets	—	65,408
Purchases of property and equipment	(150,449)	(1,002,567)
Decrease (increase) in other assets	9,890	765
Net cash used in investing activities	(54,373)	(746,324)

Cash Flows From Financing Activities
Payments on long-term debt	—	(1,665,084)
Repurchase of stock	(3,794,944)	(1,264,837)
Proceeds from exercise of stock options	426,124	952,273
Costs of stock dividend	—	(8,902)
Dividends paid	(1,480,046)	(1,266,209)
Net cash used in financing activities	(4,848,866)	(3,252,759)

Net Decrease in Cash and Cash Equivalents	(3,186,205)	(1,944,770)

Cash and Cash Equivalents, Beginning of Period	3,489,750	4,438,876

Cash and Cash Equivalents, End of Period	$303,545	$2,494,106
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at November 30, 2006:

	Sold, Not Yet Open	Open	Total
Company-owned stores	—	7	7
Company-owned kiosks	—	—	—
Franchise stores — Domestic stores	17	250	267
Franchise Stores — Domestic kiosks	1	23	24
Franchise units — International	—	36	36
	18	316	334
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.
Stock-Based Compensation
At November 30, 2006, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock options.
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
The Company did not issue stock options and recorded $0 related equity-based compensation expense during the three and nine month periods ended November 30, 2006. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $0 and $131,000 for the three and nine months ended November 30, 2006, respectively, related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the third quarter ended November 30, 2006.
The weighted-average fair value of stock options granted during the nine-month periods ended November 30, 2006 and November 30, 2005 was $0 and $4.16 per share, respectively. As of November 30, 2006, there was $0 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2007.

	Three Months ended		Nine Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net Income — as reported	$1,332	$1,116	$3,302	$2,992
Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	—	40	—	120
Net Income — pro forma	1,332	1,076	3,302	2,872
Basic Earnings per Share-as reported	.22	.18	.54	.48
Diluted Earnings per Share-as reported	.21	.17	.52	.45
Basic Earnings per Share-pro forma	.22	.17	.54	.46
Diluted Earnings per Share-pro forma	.21	.16	.52	.43
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year presentation.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended November 30, 2006 and 2005, 146,560 and zero stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2006 and 2005, 143,480 and zero stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES
Inventories consist of the following:

	November 30, 2006	February 28, 2006
Ingredients and supplies	$1,885,307	$1,507,193
Finished candy	1,559,220	1,431,041
	$3,444,527	$2,938,234
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	November 30, 2006	February 28, 2006
Land	$513,618	$513,618
Building	4,717,230	4,705,242
Machinery and equipment	6,326,059	6,252,011
Furniture and fixtures	753,724	817,137
Leasehold improvements	590,979	641,637
Transportation equipment	331,640	331,640

	13,233,250	13,261,285

Less accumulated depreciation	7,124,283	6,562,681

Property and equipment, net	$6,108,967	$6,698,604
NOTE 5 — STOCKHOLDERS’ EQUITY
Stock Issuance
In March 2006, the Company issued 584 shares of stock, valued at $12,500, for certain sales services. In June 2006, the Company issued 250 shares of stock, valued at $3,322, to its Franchisee of the Year. In September 2005, the Company issued 1,752 shares of stock, valued at $37,500, for certain licensing rights for five years and certain sales services for one year.
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
Stock Repurchases
On November 9, 2006 the Company repurchased 2,200 shares at an average price of $13.65. Between June 30, 2006 and August 25, 2006 the Company repurchased 42,699 shares at an average price of $13.63 per share. Between March 24, 2006 and May 18, 2006 the Company repurchased 224,213 shares at an average price of $14.20 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 Company shares at an average price of $15.36 per share. Between April 18 and April 20, 2005 the Company repurchased 17,647 shares at an average price of $13.94 per share.

NOTE 5 — STOCKHOLDERS’ EQUITY — CONTINUED
Cash Dividend
On November 13, 2006 the Company declared a quarterly cash dividend of $0.09 per common share payable on December 15, 2006 to shareholders of record on December 1, 2006. The Company paid a quarterly cash dividend of $0.08 per common share on March 16, 2006, June 16, 2006 and September 16, 2006 to shareholders of record on March 8, 2006, June 2, 2006 and September 1, 2006, respectively. The Company paid a quarterly cash dividend of $0.0675 per common share on March 16, 2005, June 16, 2005 and September 16, 2005 to shareholders of record on March 11, 2005, June 3, 2005 and September 1, 2005 respectively. The Company paid a quarterly cash dividend of $0.07 per common share on December 16, 2005 to shareholders of record on December 1, 2005.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2006	2005
Cash paid for:
Interest	$—	$19,872
Income taxes	2,065,407	475,559

Non-Cash Financing Activities
Dividend payable	$46,431	$27,642
Issue stock for rights and services	15,822	37,500
Fair value of assets received upon settlement of note and accounts receivable
Store to be operated	$—	$200,000
Inventory	—	3,815
Note receivable	—	153,780
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

	Franchising	Manufacturing	Other	Total
Three Months Ended November 30, 2006
Total revenues	$1,963,277	$7,693,597	$—	$9,656,874
Intersegment revenues	—	(562,438)	—	(562,438)
Revenue from external customers	1,963,277	7,131,159	—	9,094,436
Segment profit (loss)	609,949	2,145,433	(614,232)	2,141,150
Total assets	2,760,142	12,489,068	2,629,815	17,879,025
Capital expenditures	7,786	6,613	16,409	30,808
Total depreciation & amortization	57,655	110,291	53,625	221,571

NOTE 7 — OPERATING SEGMENTS — CONTINUED

	Franchising	Manufacturing	Other	Total
Three Months Ended November 30, 2005
Total revenues	$1,918,557	$6,563,024	$—	$8,481,581
Intersegment revenues	—	(484,034)	—	(484,034)
Revenue from external customers	1,918,557	6,078,990	—	7,997,547
Segment profit (loss)	487,066	1,902,053	(595,329)	1,793,790
Total assets	2,992,925	11,469,245	5,382,676	19,844,846
Capital expenditures	5,092	81,669	88,909	175,670
Total depreciation & amortization	69,203	99,594	55,531	224,328

Nine Months Ended
November 30, 2006
Total revenues	$6,298,520	$17,826,962	$—	$24,125,482
Intersegment revenues	—	(1,483,065)	—	(1,483,065)
Revenue from external customers	6,298,520	16,343,897	—	22,642,417
Segment profit (loss)	2,078,074	5,063,118	(1,832,306)	5,308,886
Total assets	2,760,142	12,489,068	2,629,815	17,879,025
Capital expenditures	30,589	78,424	41,435	150,448
Total depreciation & amortization	181,343	335,741	165,932	683,016

Nine Months Ended
November 30, 2005
Total revenues	$6,184,641	$15,020,967	$—	$21,205,608
Intersegment revenues	—	(1,258,100)	—	(1,258,100)
Revenue from external customers	6,184,641	13,762,867	—	19,947,508
Segment profit (loss)	2,095,009	4,409,320	(1,694,261)	4,810,068
Total assets	2,992,925	11,469,245	5,382,676	19,844,846
Capital expenditures	88,694	626,246	287,627	1,002,567
Total depreciation & amortization	197,221	293,974	146,998	638,193
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		November 30, 2006		February 28, 2006
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$100,926	$205,777	$85,093
Packaging licenses	3-5 Years	120,830	102,914	120,830	99,164
Packaging design	10 Years	430,973	206,105	430,973	170,854
Total		757,580	409,945	757,580	355,111

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,275,962	336,847	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,865,962	732,211	1,865,962	732,211

Total intangible assets		$2,623,542	$1,142,156	$2,623,542	$1,087,322
Amortization expense related to intangible assets totaled $54,834 and $56,603 during the nine months ended November 30, 2006 and 2005, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2006 is as follows:

Remainder of fiscal 2007	18,300
2008	73,100
2009	73,100
2010	73,100
2011	64,400
Thereafter	45,635
Total	347,635

Note 9 — STORE PURCHASE
Effective May 1, 2005 the Company financed a note in the amount of $153,780 and took possession of a previously financed franchise store and related inventory in satisfaction of $357,595 of notes and accounts receivable. The Company currently intends to retain and operate the store.
NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In October 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. This new pronouncement is not expected to impact the Company’s financial statements as the Company does not have a Defined Benefit Pension or Other Postretirement Plans.
In August 2006, the FASB issued Staff Position No. AUG AIR-1,“Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We will adopt the provisions of this Staff Position as of November 1, 2007, as required. We are currently evaluating the requirements of Staff Position No. AUG AIR-1 and do not expect the adoption of this Staff Position will have a material impact on our financial statements.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores were approximately the same as the prior year period in the first quarter, and declined 7.3% in the second quarter, 1.5% in the third quarter and 2.9% in the first nine months of Fiscal 2007.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended November 30, 2006 Compared to the Three Months Ended November 30, 2005
Basic earnings per share increased 22.2% from $.18 for the three months ended November 30, 2005 to $.22 for the three months ended November 30, 2006. Revenues increased 13.7% from fiscal 2006 to fiscal 2007. Operating income increased 20.1% from $1.8 million in fiscal 2006 to $2.1 million in fiscal 2007. Net income increased 19.4% from $1.1 million in fiscal 2006 to $1.3 million in fiscal 2007. The increase in earnings per share, operating income, and net income for the third quarter of fiscal 2007 versus the same period in fiscal 2006 was due primarily to growth in the average number of franchise stores in operation, an increase in product shipments to specialty markets and the corresponding increases in revenue.

	Three Months Ended
Revenues	November 30,			%
($'s in thousands)	2006	2005	Change	Change
Factory sales	$7,131.2	$6,079.0	$1,052.2	17.3%
Retail sales	535.4	656.8	(121.4)	(18.5%)
Franchise fees	154.0	162.5	(8.5)	(5.2%)
Royalty and Marketing fees	1,273.8	1,099.2	174.6	15.9%
Total	$9,094.4	$7,997.5	1,096.9	13.7%
Factory Sales
The increase in factory sales was due to a 33.5% increase in product shipments to specialty market customers. Additionally, factory sales increased for the three months ended November 30, 2006 due to an increase in the average number of franchised stores in operation partially offset by a 1.5% decrease in same store pounds purchased by franchised stores when compared to the three months ended November 30, 2005. The average number of franchised stores in operation increased to 302 in the third quarter of fiscal 2007 from 287 in fiscal 2006.

Retail Sales
The decline in total retail sales was due to a decrease in the average number of stores in operation from 10 in fiscal 2006 to 7 in fiscal 2007. Same store retail sales increased 11.1% in the third quarter of fiscal 2007 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 5.6% from 252 in the third quarter of fiscal 2006 to 266 in 2006 and same store sales grew 3.1% in the third quarter of fiscal 2007 compared to the same period last year. Franchise fee revenues in the third quarter of fiscal 2007 declined 5.2% versus the third quarter of fiscal 2006 due to timing of franchise sales.

	Three Months Ended
Costs and Expenses	November 30,			%
($’s in thousands)	2006	2005	Change	Change
Cost of sales — factory	$4,834.7	$4,028.3	$806.4	20.0%
Cost of sales — retail	209.2	263.4	(54.2)	(20.6%)
Franchise costs	430.0	416.7	13.3	3.2%
Sales and marketing	367.7	321.3	46.4	14.4%
General and administrative	571.6	546.4	25.2	4.6%
Retail operating	331.1	424.2	(93.1)	(21.9%)
Total	$6,744.3	$6,000.3	$744.0	12.4%

	Three Months Ended
Gross margin	November 30,			%
($’s in thousands)	2006	2005	Change	Change
Factory	$2,296.5	$2,050.7	$245.8	12.0%
Retail	326.2	393.4	(67.2)	(17.1%)
Total	$2,622.7	$2,444.1	$178.6	7.3%

(Percent)
Factory	32.2%	33.7%	(1.5%)	(4.5%)
Retail	60.9%	59.9%	1.0%	1.7%
Total	34.2%	36.3%	(2.1%)	(5.8%)
Cost of Sales
The decrease in factory margin is due primarily to increased costs and product mix shift during the third quarter of fiscal 2007 versus the same period in the prior year. The increase in Company-owned store margin is due primarily to mix of product sold during the third quarter of fiscal 2007 versus the same period in the prior year.
Franchise Costs
The increase in franchise costs is due to increased professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.1% in the third quarter of fiscal 2007 from 33.0% in the third quarter of fiscal 2006. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise revenues relative to costs.
Sales and Marketing
The increase in sales and marketing costs versus the corresponding period in the prior year is due to increased marketing and promotional costs.
General and Administrative
The increase in general and administrative costs is due primarily to increased compensation costs. As a percentage of total revenues, general and administrative expenses decreased to 6.3% in fiscal 2007 compared to 6.8% in fiscal 2006.

Retail Operating Expenses
The decrease was due primarily to a decrease in the average number of stores during the third quarter of fiscal 2007 versus the third quarter fiscal 2006. Retail operating expenses, as a percentage of retail sales, decreased from 64.6% in the third quarter of fiscal 2006 to 61.8% in the third quarter of fiscal 2007 due to a larger decrease in costs relative to the decrease in revenues.
Depreciation and Amortization
Depreciation and amortization of $222,000 in the third quarter of fiscal 2007 decreased 1.2% from $224,000 incurred in the third quarter of fiscal 2006, due to decreased fixed assets in service and related depreciation expense.
Other, Net
Other, net of $13,000 realized in the third quarter of fiscal 2007 represents a decrease of $8,000 from the $21,000 in the third quarter of fiscal 2006 due primarily to lower interest income from notes receivable and invested cash. Notes receivable balances are declining due to payments and the Company has been using excess cash to repurchase stock.
Income Tax Expense
The Company’s effective income tax rate in the third quarter of fiscal 2007 was 37.8%, which is the same rate as the third quarter of fiscal 2006.
Nine Months Ended November 30, 2006 Compared to the Nine Months Ended November 30, 2005
Basic earnings per share increased 12.5% from $.48 for the nine months ended November 30, 2005 to $.54 for the nine months ended November 30, 2006. Revenues increased 13.5% from fiscal 2006 to fiscal 2007. Operating income increased 10.5% from $4.8 million in fiscal 2006 to $5.3 million in fiscal 2007. Net income increased 10.4% from $3.0 million in fiscal 2006 to $3.3 million in fiscal 2007. The increase in earnings per share, operating income, and net income for the first nine months of fiscal 2007 versus the same period in fiscal 2006 was due primarily to growth in the average number of franchise stores in operation, an increase in product shipments to specialty markets and the corresponding increase in revenue.

	Nine Months Ended
Revenues	November 30,			%
($’s in thousands)	2006	2005	Change	Change
Factory sales	$16,343.9	$13,762.9	$2,581.0	18.8%
Retail sales	1,909.9	2,114.2	(204.3)	(9.7%)
Franchise fees	460.8	524.3	(63.5)	(12.1%)
Royalty and marketing fees	3,927.8	3,546.1	381.7	10.8%
Total	$22,642.4	$19,947.5	$2,694.9	13.5%
Factory Sales
Factory sales increased for the nine months ended November 30, 2006 compared to the same period in fiscal 2006 due to an increase of 44.6% in product shipments to specialty markets and growth in the average number of stores in operation to 298 in the first nine months of fiscal 2007 from 281 in the same period in fiscal 2006. Partially offsetting this increase was a 2.9% decrease in same store pounds purchased from the factory by franchised stores when compared to the nine months ended November 30, 2005. The Company believes that this same store pounds decrease reflects an unseasonably hot summer in many regions of the country, along with a modest softening in the retail sector of the economy. Historically, retail sales of chocolate products suffer when weather conditions are unusually hot in particular markets.
Retail Sales
The decline in total retail sales was due to a decrease in the average number of stores in operation from 10 in fiscal 2006 to 7 in fiscal 2007. Same store retail sales increased 9.7% in the first nine months of fiscal 2007 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 6.0% from 248 in the first nine months of fiscal 2006 to 263 in 2007 and same store sales grew 0.8% in the first nine months of fiscal 2007 compared to the same period last year. Franchise fee revenues in the first nine months of fiscal 2007 decreased 12.1% due to a decrease in the number of franchises sold versus the same period last year.

	Nine Months Ended
Costs and Expenses	November 30,			%
($’s in thousands)	2006	2005	Change	Change
Cost of sales — factory	$10,794.8	$8,875.7	$1,919.1	21.6%
Cost of sales — retail	752.3	831.5	(79.2)	(9.5%)
Franchise costs	1,146.7	1,061.8	84.9	8.0%
Sales and marketing	1,072.4	912.0	160.4	17.6%
General and administrative	1,790.9	1,582.4	208.5	13.2%
Retail operating	1,143.3	1,286.7	(143.4)	(11.1%)
Total	$16,700.4	$14,550.1	$2,150.3	14.8%

	Nine Months Ended
Gross margin	November 30,			%
($’s in thousands)	2006	2005	Change	Change
Factory	$5,549.1	$4,887.2	$661.9	13.5%
Retail	1,157.6	1,282.7	(125.1)	(9.8%)
Total	$6,706.7	$6,169.9	$536.8	8.7%

(Percent)
Factory	34.0%	35.5%	(1.5%)	(4.2%)
Retail	60.6%	60.7%	(0.1%)	(0.2%)
Total	36.7%	38.9%	(2.2%)	(5.7%)
Cost of Sales
Factory margins declined 150 basis points from fiscal 2006 to fiscal 2007 due primarily to increased costs and mix of product sold during the first nine months of fiscal 2007 versus the same period in the prior year. Company-owned store margin remained approximately the same in fiscal 2007 as in fiscal 2006.
Franchise Costs
The increase in franchise costs is due to increased professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs remained the same at 26.1% in the first nine months of fiscal 2007 and fiscal 2006.
Sales and Marketing
The increase in sales and marketing is due primarily to an increase in marketing and promotional costs.
General and Administrative
The increase in general and administrative costs is due primarily to increased compensation and professional fees. As a percentage of total revenues, general and administrative expenses remained the same at 7.9% in fiscal 2007 and fiscal 2006.

Retail Operating Expenses
The decrease in retail operating expenses was due primarily to a decrease in the average number of stores during the first nine months of fiscal 2007 versus the first nine months of fiscal 2006. Retail operating expenses, as a percentage of retail sales, decreased from 60.9% in the first nine months of fiscal 2006 to 59.9% in the first nine months of fiscal 2007 due to a larger decrease in costs relative to the decrease in revenues.
Depreciation and Amortization
Depreciation and amortization of $683,000 in the first nine months of fiscal 2007 increased 7.0% from the $638,000 incurred in the first nine months of fiscal 2006 due primarily to increased capital expenditures related to the remodel of the Company’s manufacturing and administrative facilities.
Other, Net
Other, net of $50,000 realized in the first nine months of fiscal 2007 represents a decrease of $1,000 from the $51,000 in the first nine months of fiscal 2006, due primarily to lower interest income on lower average outstanding balances of notes receivable and invested cash. Notes receivable balances are declining due to payments and the Company has been using its excess cash to repurchase stock. The Company also incurred less interest expense on lower average balances of long-term debt. The Company paid its long-term debt in full during the first quarter of fiscal 2006.
Income Tax Expense
The Company’s effective income tax rate in the first nine months of fiscal 2007 was 37.8% which is the same rate as the first nine months of fiscal 2006.
Liquidity and Capital Resources
As of November 30, 2006, working capital was $6.8 million, compared with $7.5 million as of February 28, 2006, a decrease of $700,000. The decrease in working capital was primarily due to repurchase and retirement of $3.8 million of the Company’s common stock in the first nine months of fiscal 2007.
Cash and cash equivalent balances decreased from $3.5 million as of February 28, 2006 to $0.3 million as of November 30, 2006 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 3.19 to 1 at November 30, 2006 in comparison with 3.58 to 1 at February 28, 2006. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($5.0 million available as of November 30, 2006) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2007.
The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2008.
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
New Accounting Pronouncements
In October 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. This new pronouncement is not expected to impact the Company’s financial statements as the Company does not have a Defined Benefit Pension or Other Postretirement Plans.
In August 2006, the FASB issued Staff Position No. AUG AIR-1,“Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We will adopt the provisions of this Staff Position as of November 1, 2007, as required. We are currently evaluating the requirements of Staff Position No. AUG AIR-1 and do not expect the adoption of this Staff Position will have a material impact on our financial statements.
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
As of November 30, 2006, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2006, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to line of credit.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar Value
	(a) Total Number	(b) Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (2)
September 2006	-0-	-0-	-0-	1,552,640
October 2006	-0-	-0-	-0-	1,552,640
November 2006	2,200	13.65	2,200	1,492,610
Total	2,200	13.65	2,200	1,492,610

(1)	During the third quarter of Fiscal 2007 ending November 30, 2006, the Company purchased 2,200 shares in the open market.

(2)	On May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The May 4, 2006 plan was completed in July 2006.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Business Loan Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2006

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: January 5, 2007	/s/ Bryan J. Merryman Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Exhibit Index

Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed on August 1, 1988

4.2	Business Loan Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

10.1	Form of Stock Option Agreement for the Registrant, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1986

10.2	Incentive Stock Option Plan of the Registrant as amended July 27, 1990, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.3	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 99.2 to Schedule on Form 14D9 of the Registrant filed on May 21, 1999

10.4	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005

10.5	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.6	Form of Nonqualified Stock Option Agreement for Nonemployee Directors for the Registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.7	Nonqualified Stock Option Plan for Nonemployee Directors dated March 20, 1990, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1991

10.8	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

Exhibits
10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.11	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.12	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 1998

10.13	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.14	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2006

10.15	Rocky Mountain Chocolate Factory, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.