Form 10-K
period 2007-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2007-05-14
CIK 785815

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
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
(970) 259-0554
(Registrant’s telephone number, including area code)
Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered

Common Stock $.03 Par Value per Share	The NASDAQ Stock Market LLC
Securities Registered Pursuant To Section 12(g) Of The Act: None
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2007, there were 6,071,043 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the average of the closing bid and ask prices as quoted on the Nasdaq Global Market on April 30, 2007) held by non-affiliates was $66,068,406.
As of March 31, 2007 Hodges Capital Management, Inc. held 680,560 shares of outstanding Common Stock. These shares have been included in the dollar value of Common Stock held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.
ITEM 1. BUSINESS
General
Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”, and sometimes referred to herein with the pronouns “we,” “us,” or “our”) is an international franchiser and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2007 there were 5 Company-owned and 316 franchised Rocky Mountain Chocolate Factory stores operating in 38 states, Canada, Guam and the United Arab Emirates.
On average, approximately 50% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.
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
The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (72-69-68%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including product manufactured by the Company) (8-11-11%) and (iii) the collection of initial franchise fees and royalties from franchisees (20-20-21%). The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28, 2007, 2006 and 2005, respectively.
According to the National Confectioners Association, the total U.S. candy market approximated $27.9 billion of retail sales in 2005 with chocolate generating sales of approximately $15.7 billion. According to the Department of Commerce, per capita consumption of chocolate in 2005 was approximately 14 pounds per year nationally and increased 5% when compared to 2004.
Business Strategy
The Company’s objective is to build on its position as a leading international franchiser and manufacturer of high quality chocolate and other confectionery products. The Company continually seeks opportunities to profitably expand its business. To accomplish this objective, the Company employs a business strategy that includes the following elements:
Product Quality and Variety
The Company maintains the unsurpassed taste and quality of its chocolate candies by using only the finest chocolate and other wholesome ingredients. The Company uses its own proprietary recipes, primarily developed by the Company’s master candy makers. A typical Rocky Mountain Chocolate Factory store offers up to 100 of the Company’s chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer numerous varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes.
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

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company’s in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2007, 159 stores incorporating the new design have been opened.
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
Customer Service Commitment
The Company emphasizes excellence in customer service and seeks to employ and to sell franchises to motivated and energetic people. The Company also fosters enthusiasm for its customer service philosophy and the Rocky Mountain Chocolate Factory concept through its bi-annual franchisee convention, regional meetings and other frequent contacts with its franchisees.
Increase Same Store Retail Sales at Existing Locations
The Company seeks to increase profitability of its store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2003	(3.4%)
2004	(0.6%)
2005	4.8%
2006	2.4%
2007	0.3%
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
Increase Same Store Pounds Purchased by Existing Locations
In fiscal 2007, same store pounds purchased by franchisees decreased 2.6% compared to the prior fiscal year. The Company continues to add new products and focus its existing product lines in an effort to increase same store pounds purchased by existing locations.
Enhanced Operating Efficiencies
The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years include the purchase of additional automated factory equipment, implementation of a comprehensive MRP II forecasting, planning, scheduling and reporting system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of its Company-owned and 162 of its franchised stores through March 31, 2007. These measures have significantly improved the Company’s ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores in fiscal 2002 has reduced the Company’s exposure to real estate risk, improved the Company’s operating margins and allowed the Company to increase its focus on franchising.

Expansion Strategy
Key elements of the Company’s expansion strategy include:
Unit Growth
The cornerstone of the Company’s growth strategy is to aggressively pursue unit growth opportunities in locations where the Company has traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand the retail store concept, such that previously untapped and unfeasible environments (such as most regional centers) generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory location.
High Traffic Environments
The Company currently establishes franchised stores in the following environments: outlet centers, tourist environments, regional centers, street fronts, airports and other entertainment oriented environments. The Company, over the last several years, has had a particular focus on regional center locations. The Company is optimistic that its exciting new store design will allow it to continue targeting the over 1,400 regional centers in the United States. The Company has established a business relationship with most of the major developers in the United States and believes that these relationships provide it with the opportunity to take advantage of attractive sites in new and existing real estate environments.
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
Store Concept
The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store’s products. The Company believes that an average of approximately 50% of the revenues of franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.
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
In fiscal 2002, the Company launched its revised store design concept intended specifically for high foot traffic regional shopping centers. The revised store design concept is modern with crisp and clean site lines and an even stronger emphasis on the Company’s unique upscale kitchen. Based on results, the Company is requiring that all new Rocky Mountain Chocolate Factory stores incorporate the revised store design concept.
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
The Company believes the kiosk concept enhances its franchise opportunity by providing more flexibility in support of existing franchisees’ expansion programs and allows new franchisees that otherwise would not qualify for an in-line location an opportunity to join the Rocky Mountain Chocolate Factory system. As of March 31, 2007 there were 24 kiosks in operation.
Products and Packaging
The Company typically produces approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company’s master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company continues to engage in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine’s Day holiday seasons, the Company may make as many as 100 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that, on average, approximately 40% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company’s factory, 50% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 10% by products, such as ice cream, coffee and other sundries, purchased from approved suppliers.
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
Chocolate candies manufactured by the Company are sold at prices ranging from $14.90 to $24.00 per pound, with an average price of $18.30 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all of its products.
Operating Environment
The Company currently establishes Rocky Mountain Chocolate Factory stores in five primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic.
Outlet Centers
There are approximately 110 factory outlet centers in the United States, and as of February 28, 2007, there were Rocky Mountain Chocolate Factory stores in approximately 65 of these centers in over 25 states. The Company has established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for the Company’s stores, management believes the Company’s relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet centers.
Tourist Areas, Street Fronts and Other Entertainment Oriented Shopping Centers
As of February 28, 2007, there were approximately 45 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company’s visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Regional Centers
There are approximately 1,400 regional centers in the United States, and as of February 28, 2007, there were Rocky Mountain Chocolate Factory stores in approximately 100 of these centers, including locations in the Mall of America in Bloomington, Minnesota; and Fort Collins, Colorado. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts. The Company’s new store concept is designed to unlock the potential of the regional center environment.
The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Nine franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport, one at Charlotte International Airport, one at Minneapolis International Airport, one at Phoenix Sky Harbor Airport, one at Salt Lake City International Airport, and three in Canada; one at Edmonton International Airport, one at Toronto Pearson International Airport and one at Vancouver International Airport.
Franchising Program
General
The Company’s franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company’s concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In February 2007, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2007, there were 316 franchised stores in the Rocky Mountain Chocolate Factory system. See the audited financial statements and the related notes thereto included elsewhere in the report for a discussion of the revenues, profits or losses and total assets related to the franchising segment of the Company’s business.
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
In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2007, operated 35 stores under the agreement.
In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2007, operated 3 stores under this agreement.
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

Company Store Program
As of March 31 2007, there were 5 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.
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
It has always been the belief of management that the Company should control the manufacturing of its own chocolate products. By controlling manufacturing, the Company can better maintain its high product quality standards, offer unique, proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels. See the audited financial statements and the related notes thereto included elsewhere in this report for a discussion of the revenues, profits or losses and total assets related to the manufacturing segment of the Company’s business.
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
Employees
At February 28, 2007, the Company employed approximately 200 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.
The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers
The executive officers of the Company and their ages at April 28, 2007 are as follows:

Name	Age	Position
Franklin E. Crail	65	Chairman of the Board, President and Director
Bryan J. Merryman	46	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	40	Sr. Vice President - Franchise Development and Operations
Edward L. Dudley	43	Sr. Vice President - Sales and Marketing
William K. Jobson	51	Chief Information Officer
Jay B. Haws	57	Vice President - Creative Services
Virginia M. Perez	69	Corporate Secretary
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
Suitable Sites for Franchised Stores at Reasonable Occupancy Costs
Our expansion plans are critically dependent on our ability to obtain suitable sites at reasonable occupancy costs for our franchised stores and kiosks in the regional center environment. There is no assurance that we will be able to obtain suitable locations for our franchised stores and kiosks in this environment at a cost that will allow such stores to be economically viable.
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
Company Manufactured Products
We believe that approximately 40% of franchised stores’ revenues are generated by sales of products manufactured by and purchased from us, 50% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 10% by sales of products purchased from approved suppliers for resale in the stores. Franchisees’ sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. A significant decrease in the amount of products franchisees purchase from us, therefore, could adversely affect our total revenues and results of operations. Such a decrease could result from franchisees’ decisions to sell more store-made products or products purchased from third party suppliers.
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
None.
ITEM 2. PROPERTIES
The Company’s manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2007, the Company’s factory produced approximately 2.73 million pounds of chocolate candies, an increase of 11% from the approximately 2.46 million pounds produced in fiscal 2006. The factory has the capacity to produce approximately 3.5 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2007, all of the 5 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2008 to January 2011, some of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.
The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2007, the Company was the primary lessee at 3 of its 316 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Common Stock trades on the National Global Market which is part of The Nasdaq Stock Market under the trading symbol “RMCF”. On May 18, 2005 the Board of Directors approved a four-for-three stock split payable on June 13, 2005 to shareholders of record as of May 31, 2005. On February 15, 2005 the Board of Directors declared a 5% stock dividend payable on March 10, 2005 to shareholders of record as of February 28, 2005. On May 4, 2004 the Board of Directors declared a 10 percent stock dividend payable on May 27, 2004 to shareholders of record as of May 13, 2004. On February 15, 2007, the Board of Directors declared a fourth quarter cash dividend of $0.09 cents per common share outstanding. The cash dividend was paid March 16, 2007 to shareholders of record as of March 2, 2007.
The Company declared these stock dividends and these stock splits because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company’s Common Stock. All of the following items in this Item 5. have been adjusted, where necessary, for the effects of the dividend and splits.
Between March 1, 2007 and April 9, 2007 the Company repurchased 42,200 shares at an average price of $13.77 per share. Between May 1, 2006 and February 28, 2007 the Company repurchased 241,087 shares at an average price of $13.58 per share. Between March 24, 2006 and April 28, 2006 the Company repurchased 70,713 shares at an average price of $15.65 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 Company shares at an average price of $15.36 per share. Between April 18 and April 20, 2005, the Company repurchased 17,647 Company shares at an average price of $13.94 per share. Between March 11, 2004 and June 14, 2004 the Company repurchased 125,216 Company shares at an average price of $6.74 per share.
The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.
The table below sets forth high and low price information for the Common Stock for each quarter of fiscal years 2007 and 2006, and dividend information.

			Dividends
Fiscal Year Ended February 28, 2007	HIGH	LOW	declared
Fourth Quarter	15.49	13.28	.0900
Third Quarter	14.97	12.45	.0900
Second Quarter	14.50	11.67	.0800
First Quarter	16.00	12.75	.0800
In addition to the above, the Company issued 250 registered shares on June 22, 2006 to franchisees in recognition of excellence through its Franchise of the Year program.

			Dividends
Fiscal Year Ended February 28, 2006	HIGH	LOW	declared
Fourth Quarter	$17.76	$13.40	.0800
Third Quarter	$18.56	$13.76	.0700
Second Quarter	$25.70	$16.50	.0675
First Quarter	$18.75	$12.89	.0675
On April 30, 2007 the closing price for the Common Stock was $13.49.
Holders
On April 30, 2007 there were approximately 400 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.
Repurchases
Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar
	(a) Total Number		Part of Publicly	Value of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under the
Period	Purchased	Paid per Share	Programs (1)	Plans or Programs (2)
December 2006	—	—	—	$1,492,610
January 2007	32,800	13.71	32,800	1,043,039
February 2007	9,888	13.81	9,888	906,473
Total	42,688	$13.73	42,688	$906,473

(1)	During the fourth quarter of Fiscal 2007 ending February 28, 2007, the Company purchased 42,688 shares in the open market.

(2)	On May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The May 4, 2006 plan was completed in July 2006. The Company plans to continue the May 25, 2006 plan until it has been fulfilled.
The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2007.
Equity Compensation Plan Information

Number of
securities to be
	issued upon exercise	Weighted average	Number of
	of outstanding	exercise price of	securities remaining
	options, warrants	outstanding options,	available for future
Plan category	and rights	warrants and rights	issuance
Equity compensation plans approved by security holders	419,087	$10.29	97,660
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	419,087	$10.29	97,660

Comparison of Return on Equity
     The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, in the Nasdaq U.S. Index, in the Russell 2000 Index and in a Peer Group Index of companies in the confectionery industry, on February 28, 2002.

	Base Period	Return	Return	Return	Return	Return
Company/Index Name	2/2002	2/2003	2/2004	2/2005	2/2006	2/2007

Rocky Mountain Chocolate Factory, Inc.	100.00	68.48	147.89	370.30	377.47	343.88
Nasdaq Index — US	100.00	77.98	117.44	119.24	133.56	141.45
Russell 2000 Index	100.00	77.90	128.08	140.28	163.55	179.70
Peer Group(l)	100.00	93.03	109.61	140.87	131.59	138.15

(1)	Comprised of the following companies: The Hershey Company, Imperial Sugar Company, Monterey Gourmet Foods, Inc., Paradise, Inc., Tootsie Roll Industries, Inc., Valhi, Inc. and Wrigley (Wm.), Jr. Company.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for the fiscal years ended February 28 or 29, 2003 through 2007, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC or Grant Thornton LLP, independent registered public accounting firms. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28
	2007	2006	2005	2004	2003
Selected Statement of Operations Data
Total revenues	$31,573	$28,074	$24,524	$21,133	$19,461
Operating income	7,561	6,459	5,339	3,779	1,496
Net income	4,745	$4,065	$3,317	$2,319	$852

Basic Earnings per Common Share	$.77	$.65	$.55	$.40	$.15

Diluted Earnings per Common Share	$.75	$.61	$.51	$.37	$.14
Weighted average common shares outstanding	6,126	6,268	6,007	5,854	5,764
Weighted average common shares outstanding, assuming dilution	6,342	6,676	6,481	6,304	6,249

Selected Balance Sheet Data
Working capital	$7,503	$7,533	$8,008	$6,394	$4,765
Total assets	18,456	19,057	19,248	17,967	16,084
Long-term debt	—	—	1,539	1,986	3,073
Stockholders’ equity	14,515	15,486	13,894	11,590	9,891
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A Note About Forward Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and related Notes of the Company included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this document at 1A. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
The Company is a product-based international franchisor. The Company’s revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. The Company also sells its candy in selected locations outside its system of retail stores to build brand awareness. The Company operates five retail units as a laboratory to test marketing, design and operational initiatives.
The Company is subject to seasonal fluctuations in sales because of the location of its franchisees, which have traditionally been located in resort or tourist locations. As the Company expands its geographical diversity to include regional centers, it has seen some moderation to its seasonal sales mix. Seasonal fluctuation in sales causes fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores were approximately the same as the prior year period in the first quarter, and declined 7.3% in the second quarter, 1.5% in the third quarter, 6.1% in the fourth quarter and 2.6% overall in Fiscal 2007.
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
The Company recorded expense of approximately $32,000 per year for potential uncollectible accounts over the three-year period ended February 28, 2007. Write-offs of uncollectible accounts net of recoveries averaged approximately $9,400 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 2.6% to 4.4% of gross receivables.
Revenue Recognition — The Company recognizes revenue on sales of products to franchisees and other customers at the time of delivery. Through fiscal 2006, franchise fee revenue was recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. The initial $5,000 portion of the fee was recognized upon signing of the franchise agreement. The balance of the fee was recognized upon the franchisee’s commitment to a property lease. Beginning in fiscal 2007, franchise fee revenue is recognized upon the opening of the store. The Company also recognizes a royalty fee of approximately five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales. Sales of products at retail stores are recognized at the time of sale.
Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2007, the Company recorded expense averaging approximately $68,000 per year for potential inventory losses, or approximately 0.5% of total cost of sales for that period.
Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in fiscal 2007 showed no impairment of our goodwill.
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
Results of Operations
Fiscal 2007 Compared To Fiscal 2006
Results Summary
Basic earnings per share increased 18.5% from $.65 in fiscal 2006 to $.77 in fiscal 2007. Revenues increased 12.5% from fiscal 2006 to fiscal 2007. Operating income increased 17.1% from $6.5 million in fiscal 2006 to $7.6 million in fiscal 2007. Net income increased 16.7% from $4.1 million in fiscal 2006 to $4.7 million in fiscal 2007. The increase in revenue, earnings per share, operating income, and net income in fiscal 2007 compared to fiscal 2006 was due primarily to increased number of franchised stores in operation, increased sales to speciality markets and the corresponding increases in revenue.
Revenues

($’s in thousands)	2007	2006	Change	% Change
Factory sales	$22,709.0	$19,297.2	$3,411.8	17.7%
Retail sales	2,626.7	3,046.0	(419.3)	(13.8%)
Royalty and marketing fees	5,603.8	5,047.9	555.9	11.0%
Franchise fees	633.8	682.5	(48.7)	(7.1%)
Total	$31,573.3	$28,073.6	$3,499.7	12.5%
Factory Sales
The increase in factory sales was due to the growth in the average number of franchised stores in operation to 302 in fiscal 2007 from 285 in fiscal 2006 and an increase of 53.3% in sales to specialty markets. Partially offsetting this increase was a 2.6% decrease in same store pounds purchased from the factory by franchised stores when compared to the same period in the prior year. The Company believes that this same store pounds decrease reflects an unseasonably hot summer in many regions of the country. Historically, retail sales of chocolate products suffer when weather conditions are unusually hot in particular markets.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of Company-owned stores in operation from 9 in fiscal 2006 to 7 in fiscal 2007. Same store sales at Company-owned stores increased 6.9% from fiscal 2006 to fiscal 2007.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation from 251 in fiscal 2006 to 266 in fiscal 2007 plus an increase in same store sales of 0.3%. Franchise fee revenues decreased due to a decrease in the number of franchises sold during the same period last year.
Costs and Expenses

				%
($’s in thousands)	2007	2006	Change	Change
Cost of sales — factory adjusted	$14,942.9	$12,732.3	$2,210.6	17.4%
Cost of sales — retail	1,045.7	1,224.3	(178.6)	(14.6%)
Franchise costs	1,570.0	1,466.3	103.7	7.1%
Sales and marketing	1,538.5	1,321.0	217.5	16.5%
General and administrative	2,538.7	2,239.1	299.6	13.4%
Retail operating	1,502.1	1,755.7	(253.6)	(14.4%)
Total	$23,137.9	$20,738.7	$2,399.2	11.6%
Adjusted Gross margin

				%
($’s in thousands)	2007	2006	Change	Change
Factory adjusted gross margin	$7,766.1	$6,564.9	$1,201.2	18.3%
Retail	1,581.0	1,821.7	(240.7)	(13.2%)
Total	$9,347.1	$8,386.6	$960.5	11.5%

(Percent)
Factory adjusted gross margin	34.2%	34.0%	0.2	0.6%
Retail	60.2%	59.8%	0.4	0.7%
Total	36.9%	37.5%	(0.6)	(1.6%)
Adjusted gross margin is equal to gross margin minus depreciation and amortization expense. We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States (“GAAP”). We believe that adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions. Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as gross margin. The following table provides a reconciliation of adjusted gross margin to gross margin, the most comparable performance measure under GAAP:

($’s in thousands)	2007	2006
Factory adjusted gross margin	$7,766.1	$6,564.9
Less: Depreciated and Amortization	412.6	381.1
Factory GAAP gross margin	$7,353.5	$6,183.8

Cost of Sales
Factory margins were consistent from fiscal 2006 to fiscal 2007. Higher commodity and labor costs were offset by increased production volume, which lowered fixed costs per unit of production. Increases in Company-owned store margin is due to changes in mix of product sold.
Franchise Costs
The increase in franchise costs is due to increased professional fees and incentive compensation costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.2% in fiscal 2007 from 25.6% in fiscal 2006. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise revenues relative to costs.
Sales and Marketing
The increase in sales and marketing was due primarily to increased incentive compensation costs and expenses related to a 53.3% increase in sales to specialty markets.
General and Administrative
The increase in general and administrative costs is due primarily to increased incentive compensation costs related to Company performance. As a percentage of total revenues, general and administrative expenses were unchanged at 8.0% in fiscal 2007 compared to 8.0% in fiscal 2006.
Retail Operating Expenses
The decrease in retail operating expenses was due primarily to a decrease in the average number of Company-owned stores during fiscal 2007 versus fiscal 2006. Retail operating expenses, as a percentage of retail sales, decreased from 57.6% in fiscal 2006 to 57.2% in fiscal 2007 due to a larger decrease in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $874,000 in fiscal 2007 was essentially unchanged from the $876,000 incurred in fiscal 2006.
Other, Net
Other, net of $67,000 realized in fiscal 2007 represents a decrease of $9,000 from the $76,000 realized in fiscal 2006, due primarily to lower interest income on lower average outstanding balances of notes receivable and invested cash. Notes receivable balances are declining due to payments and the Company has been using its excess cash to repurchase stock. The Company also incurred less interest expense on lower average balances of long-term debt. The Company paid its long-term debt in full during the first quarter of fiscal 2006.
Income Tax Expense
The Company’s effective income tax rate in fiscal 2007 was 37.8%, which is the same as the effective rate in fiscal 2006.
Fiscal 2006 Compared To Fiscal 2005
Results Summary
Basic earnings per share increased 18.2% from $.55 in fiscal 2005 to $.65 in fiscal 2006. Revenues increased 14.5% from fiscal 2005 to fiscal 2006. Operating income increased 21.0% from $5.3 million in fiscal 2005 to $6.5 million in fiscal 2006. Net income increased 22.6% from $3.3 million in fiscal 2005 to $4.1 million in fiscal 2006. The increase in revenue, earnings per share, operating income, and net income in fiscal 2006 compared to fiscal 2005 was due primarily to increased number of franchised stores in operation, increased same store sales at franchised units and increased sales to customers outside the Company’s system of franchised retail stores.

Revenues

($’s in thousands)	2006	2005	Change	% Change
Factory sales	$19,297.2	$16,654.4	$2,642.8	15.9%
Retail sales	3,046.0	2,726.4	319.6	11.7%
Royalty and marketing fees	5,047.9	4,577.5	470.4	10.3%
Franchise fees	682.5	565.3	117.2	20.7%
Total	$28,073.6	$24,523.6	$3,550.0	15.5%
Factory Sales
The increase in factory sales was due to an increase in the average number of franchised stores in operation to 285 in fiscal 2006 from 263 in fiscal 2005 and an increase in factory sales to customers outside the Company’s system of franchised retail stores of 46.3% in fiscal 2006 versus a 17% increase in fiscal 2005. Same store pounds purchased by franchised stores in fiscal 2006 were approximately the same as the prior fiscal year.
Retail Sales
The increase in retail sales resulted primarily from an increase in the average number Company-owned stores in operation from 8 in fiscal 2005 to 9 in fiscal 2006 plus an increase in same-store sales at Company-owned stores of 0.3%.
Royalties, Marketing Fees and Franchise Fees
This increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation from 233 in fiscal 2006 to 251 in fiscal 2006 plus an increase in same store sales of 2.5%. Franchise fee revenues increased due to an increase in the franchise fee of approximately 25% partially offset by a decrease in the number of franchises sold during the same period last year.
Costs and Expenses

				%
($’s in thousands)	2006	2005	Change	Change
Cost of sales — factory	$12,732.3	$10,704.8	$2,027.5	18.9%
Cost of sales — retail	1,224.3	1,036.4	187.9	18.1%
Franchise costs	1,466.3	1,411.9	54.4	3.9%
Sales and marketing	1,321.0	1,294.7	26.3	2.0%
General and administrative	2,239.1	2,497.7	(258.6)	(10.4%)
Retail operating	1,755.7	1,453.8	301.9	20.8%
Total	$20,738.7	$18,399.3	$2,339.4	12.7%
Adjusted Gross margin

				%
($’s in thousands)	2006	2005	Change	Change
Factory adjusted gross margin	$6,564.9	$5,949.6	$615.3	10.3%
Retail	1,821.7	1,690.0	131.7	7.8%
Total	$8,386.6	$7,639.6	$747.0	9.8%

(Percent)
Factory adjusted gross margin	34.0%	35.7%	(1.7%)	(4.8%)
Retail	59.8%	62.0%	(2.2%)	(3.5%)
Total	37.5%	39.4%	(1.9%)	(4.8%)
Adjusted gross margin is equal to gross margin minus depreciation and amortization expense. We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States (“GAAP”). We believe that adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions. Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income.

Due to these limitations, we use adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as gross margin. The following table provides a reconciliation of adjusted gross margin to gross margin, the most comparable performance measure under GAAP:

($’s in thousands)	2006	2005
Factory adjusted gross margin	$6,564.9	$5,949.6
Less: Depreciation and amortization	381.1	359.7
Factory GAAP gross margin	$6,183.8	$5,589.9
Cost of Sales
Factory margins declined 170 basis points from fiscal 2005 to fiscal 2006 due to a shift in product mix sold, increased fuel and commodity prices, and slightly lower factory efficiencies. Reduction in Company-owned store margin is due to changes in mix of product sold and increased promotional cost.
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
Sales & Marketing
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
Retail Operating Expenses
This increase in retail operating expenses was due primarily to an increase in the average number of Company-owned stores during fiscal 2006 versus fiscal 2005. Retail operating expenses, as a percentage of retail sales, increased from 53.3% in fiscal 2005 to 57.6% in fiscal 2006 due to a larger increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $876,000 in fiscal 2006 increased 11.6% from the $785,000 incurred in fiscal 2005 due primarily to increased capital expenditures related to the remodel of the Company’s manufacturing and administrative facilities.
Other, Net
Other expense, net of $76,000 income realized in fiscal 2006 represents an increase of $83,000 from the $7,000 incurred in fiscal 2005, due primarily to lower interest expense on lower average outstanding balances of long-term debt plus interest income on invested cash and lower average outstanding amounts of notes receivable.
Income Tax Expense
The Company’s effective income tax rate in fiscal 2006 was 37.8%, which is the same as the effective rate in fiscal 2005.
Liquidity and Capital Resources
As of February 28, 2007, working capital was $7.5 million compared with $7.5 million as of February 28, 2006. The lack of change in working capital was due primarily to operating results less the payment of $2.0 million in cash dividends and the repurchase and retirement of $4.4 million of the Company’s common stock.

Cash and cash equivalent balances decreased from $3.5 million as of February 28, 2006 to $2.8 million as of February 28, 2007 as a result of cash flows generated by operating and investing activities being less than cash flows used in financing activities. The Company’s current ratio was 3.38 to 1 at February 28, 2007 in comparison with 3.39 to 1 at February 28, 2006. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million credit line, of which $5.0 million was available (subject to certain borrowing base limitations) as of February 28, 2007, secured by substantially all of the Company’s assets except retail store assets. The credit line is subject to renewal in July, 2007.
The table below presents significant contractual obligations of the Company at February 28, 2007.

(Amounts in thousands)	Less than			After
Contractual Obligations	1 year	1-3 Years	4-5 years	5 years	Total
Line of credit	—	—	—	—	—
Notes payable	—	—	—	—	—
Operating leases	415	490	123	—	1,028
Other long-term obligations	101	157	146	462	866
Total Contractual cash obligations	516	647	269	462	1,894
For fiscal 2008, the Company anticipates making capital expenditures of approximately $750,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for fiscal 2008. If necessary, the Company has available bank lines of credit to help meet these requirements.
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
New Accounting Pronouncements
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Our effective date for adopting FIN No. 48 is as of March 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. Based upon the Company’s evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007. The Company will adopt SFAS No. 157 in fiscal 2009 and does not expect it to have a significant impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 in fiscal 2009 and does not expect it to have a significant impact on the Company’s financial statements.
In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. Application of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. Previously filed interim reports need not be amended. However, comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. We took the provisions of SAB 108 into account in restating our financial statements as set forth in this Form 10-K. See Note 14 to the Consolidated Financial Statements.

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
The Company has a $5.0 million bank line of credit that bears interest at a variable rate. As of February 28, 2007, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado
We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2007 and 2006, and the related statements of income, changes in stockholders’ equity and cash flows for the years ended February 28, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended February 28, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Ehrhardt Keefe Steiner & Hottman PC
May 14, 2007
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28
	2007	2006	2005
Revenues
Sales	$25,335,739	$22,343,209	$19,380,861
Franchise and royalty fees	6,237,594	5,730,403	5,142,758
Total revenues	31,573,333	28,073,612	24,523,619

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $412,546, $381,141 and $359,633	15,988,620	13,956,550	11,741,205
Franchise costs	1,570,026	1,466,322	1,411,901
Sales & marketing	1,538,476	1,320,979	1,294,702
General and administrative	2,538,667	2,239,109	2,497,718
Retail operating	1,502,134	1,755,738	1,453,740
Depreciation and amortization	873,988	875,940	785,083

Total costs and expenses	24,011,911	21,614,638	19,184,349

Operating Income	7,561,422	6,458,974	5,339,270

Other Income (Expense)
Interest expense	—	(19,652)	(99,988)
Interest income	67,071	95,360	92,938
Other, net	67,071	75,708	(7,050)

Income Before Income Taxes	7,628,493	6,534,682	5,332,220

Income Tax Expense	2,883,575	2,470,110	2,015,580

Net Income	$4,744,918	$4,064,572	$3,316,640

Basic Earnings per Common Share	$.77	$.65	$.55

Diluted Earnings per Common Share	$.75	$.61	$.51

Weighted Average Common Shares Outstanding	6,125,831	6,268,202	6,006,883
Dilutive Effect of Employee Stock Options	216,524	407,411	474,499
Weighted Average Common Shares Outstanding, Assuming Dilution	6,342,355	6,675,613	6,481,382
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$2,830,175	$3,489,750
Accounts receivable, less allowance for doubtful accounts of $187,519 and $46,920	3,756,212	3,296,690
Notes receivable	50,600	116,997
Inventories, less reserve for slow moving inventory of $147,700 and $61,032	3,482,139	2,938,234
Deferred income taxes	272,871	117,715
Other	367,420	481,091
Total current assets	10,759,417	10,440,477

Property and Equipment, Net	5,754,122	6,698,604

Other Assets
Notes receivable, less valuation allowance of $-0- and $52,005	310,453	278,741
Goodwill, net	939,074	1,133,751
Intangible assets, net	349,358	402,469
Other	343,745	103,438
Total other assets	1,942,630	1,918,399

Total assets	$18,456,169	$19,057,480

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$898,794	$1,145,410
Accrued salaries and wages	931,614	507,480
Other accrued expenses	585,402	750,733
Dividend payable	551,733	504,150
Deferred income	288,500	—
Total current liabilities	$3,256,043	$2,907,773

Deferred Income Taxes	685,613	663,889

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value; 100,000,000 shares authorized; 100,000,000 and 6,113,243, 6,281,920 shares issued and outstanding	183,397	188,458
Additional paid-in capital	6,996,728	10,372,530
Retained earnings	7,334,388	4,924,830
Total stockholders’ equity	14,514,513	15,485,818

Total liabilities and stockholders’ equity	$18,456,169	$19,057,480
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28
	2007	2006	2005
Common Stock
Balance at beginning of year	$188,458	$184,096	$179,458
Repurchase and retirement of common stock	(9,354)	(5,827)	(3,756)
Issuance of common stock	25	53	18
Exercise of stock options and other	4,268	10,136	8,376
Balance at end of year	183,397	188,458	184,096

Additional Paid-In Capital
Balance at beginning of year	10,372,530	11,051,176	2,631,358
Repurchase and retirement of common stock	(4,371,736)	(2,952,614)	(840,450)
Stock dividends declared	—	—	8,156,857
Costs related to stock splits and dividends	—	(8,902)	(15,638)
Issuance of common stock	15,798	37,447	4,939
Exercise of stock options and other	820,206	1,062,593	582,750
Tax benefit from employee stock transactions	159,930	1,182,830	531,360
Balance at end of year	6,996,728	10,372,530	11,051,176

Retained Earnings
Balance at beginning of year	4,924,830	2,658,298	8,779,136
Net income	4,744,918	4,064,572	3,316,640
Stock dividends declared	—	—	(8,156,857)
Cash dividends declared	(2,078,208)	(1,798,040)	(1,280,621)
Adoption of SAB 108	(257,152)	—	—
Balance at end of year	7,334,388	4,924,830	2,658,298

Total Stockholders’ Equity	$14,514,513	$15,485,818	$13,893,570

Common Shares
Balance at beginning of year	6,281,920	6,136,528	5,981,948
Repurchase and retirement of common stock	(311,800)	(194,246)	(125,216)
Issuance of common stock	834	1,752	616
Exercise of stock options and other	142,289	337,886	279,180
Balance at end of year	6,113,243	6,281,920	6,136,528
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$4,744,918	$4,064,572	$3,316,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	873,988	875,940	785,083
Provision for loss on accounts and notes receivable and related foreclosure costs	70,000	—	25,000
Provision for inventory loss	70,000	45,000	90,000
Loss on sale of assets	101	37,411	44,789
Expense recorded for stock options	201,269	—	—
Deferred income taxes	(133,432)	4,195	135,716
Changes in operating assets and liabilities:
Accounts receivable	(711,456)	(445,921)	(453,255)
Refundable income taxes	—	364,630	(364,630)
Inventories	(613,905)	(461,207)	(136,402)
Other assets	104,843	(236,640)	89,661
Accounts payable	(246,616)	56,934	135,934
Income taxes payable	(33,729)	(824,860)	(121,403)
Accrued liabilities	452,255	602,187	23,726
Deferred income	5,000	—	—
Net cash provided by operating activities	4,783,236	4,082,241	3,570,859

Cash Flows From Investing Activities:
Additions to notes receivable	(124,452)	—	(236,142)
Proceeds received on notes receivable	211,143	345,442	172,776
Proceeds (expense) from sale or distribution of assets	434,335	(4,395)	23,834
Decrease in other assets	(134,221)	15,748	451
Purchase of property and equipment	(201,037)	(1,300,314)	(1,406,698)
Net cash provided by (used in) investing activities	185,768	(943,519)	(1,445,779)

Cash Flows From Financing Activities:
Payments on long-term debt	—	(1,665,084)	(1,401,490)
Costs of stock split or dividend	—	(8,902)	(15,638)
Issuance of common stock	623,206	1,072,729	591,126
Tax benefit of stock option exercise	159,930	1,182,830	531,360
Repurchase and redemption of common stock	(4,381,090)	(2,958,441)	(844,206)
Dividends paid	(2,030,625)	(1,710,980)	(1,099,639)
Net cash used in financing activities	(5,628,579)	(4,087,848)	(2,238,487)

Net Decrease In Cash And Cash Equivalents	(659,575)	(949,126)	(113,407)

Cash And Cash Equivalents At Beginning Of Year	3,489,750	4,438,876	4,552,283

Cash And Cash Equivalents At End Of Year	$2,830,175	$3,489,750	$4,438,876
The accompanying notes are an integral part of these statements.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at February 28, 2007:

	Sold, Not Yet
	Open	Open	Total
Company owned stores	—	5	5
Franchise stores – Domestic stores	13	255	268
Franchise stores – Domestic kiosks	2	24	26
Franchise stores – International	—	38	38
	15	322	337
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits, approximately $2.7 million at February 28, 2007.
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
Accounts and Notes Receivable
At the time that accounts, notes and royalties receivable are originated, the Company considers a reserve for doubtful accounts. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. At February 28, 2007, the Company has $361,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 8.0% to 12.5%. The notes mature through February 2012 and are secured by the assets financed.
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

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
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
Sales
Sales of products to franchisees and other customers are recognized at the time of delivery. Sales of products at retail stores are recognized at the time of sale.
Shipping Fees
Shipping fees charged to customers by the Company’s trucking department are reported as sales. Shipping costs incurred by the Company for inventory are reported as cost of sales or inventory.
Franchise and Royalty Fees
Franchise fee revenue is recognized upon opening of the franchise store. Also see Note 14 to these financial statements. In addition to the initial franchise fee, the Company receives a royalty fee of approximately five percent (5%) and a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross sales.
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
Vulnerability Due to Certain Concentrations
As of February 28, 2007, the Company had notes receivable of approximately $360,000 due from four franchisees. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from these locations.
Stock-Based Compensation
At February 28, 2007, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock options.
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

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
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
The Company did not issue stock options and recorded $0 related equity-based compensation expense during the year ended February 28, 2007. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $131,000 for the year ended February 28, 2007 related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. The excess tax benefit included in net cash provided by financing activities for the years ended February 28, 2007, 2006 and 2005 was $159,930, $1,182,830 and $531,360, respectively.
The weighted-average fair value of stock options granted during the years ended February 28, 2007 and 2006 was $0 and $3.03 per share, respectively. As of February 28, 2007, there was $0 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation.

	2007	2006	2005
Net Income – as reported	$4,745	$4,065	$3,317
Stock-based compensation expense included in reported net income, net of tax	—	43	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	—	(676)	(120)
Net Income – pro forma	4,745	3,432	3,197
Basic Earnings per Share-as reported	.77	.65	.55
Diluted Earnings per Share-as reported	.75	.61	.51
Basic Earnings per Share-pro forma	.77	.55	.53
Diluted Earnings per Share-pro forma	.75	.51	.50
Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2007, 2006 and 2005, 133,704, 137,320 and 0 stock options were excluded from diluted shares as their affect was anti-dilutive.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Total advertising expense amounted to $308,052, $354,367 and $296,985 for the fiscal years ended February 28, 2007, 2006 and 2005, respectively.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation.
NOTE 2 — INVENTORIES
Inventories consist of the following at February 28:

	2007	2006
Ingredients and supplies	$1,730,850	$1,507,193
Finished candy	1,751,289	1,431,041
	$3,482,139	$2,938,234
NOTE 3 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following at February 28:

	2007	2006
Land	$513,618	$513,618
Building	4,717,230	4,705,242
Machinery and equipment	6,284,433	6,252,011
Furniture and fixtures	673,194	817,137
Leasehold improvements	418,764	641,637
Transportation equipment	350,714	331,640
	12,957,953	13,261,285

Less accumulated depreciation	7,203,831	6,562,681

Property and equipment, net	$5,754,122	$6,698,604
NOTE 4 — LINE OF CREDIT AND LONG-TERM DEBT
Line of Credit
At February 28, 2007 the Company had a $5.0 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (7.75% at February 28, 2007). At February 28, 2007, $5.0 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2007 the Company was in compliance with all such covenants. The credit line is subject to renewal in July, 2007.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Operating leases
The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.
The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2008	$208,900
2009	162,000
2010	113,000
2011	74,100
$558,000
In some instances, in order to retain the right to site selection or because of requirements imposed by the lessor, the Company has leased space for its proposed franchise outlets. When a franchise was sold, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company’s liability as primary lessee on sublet

NOTE 5 — COMMITMENTS AND CONTINGENCIES — CONTINUED
franchise outlets, all of which is offset by sublease rentals, is as follows for the years ending February 28 or 29:

2008	$100,900
2009	87,300
2010	69,700
2011	71,800
2012	73,900
Thereafter	462,400
$866,000
The following is a schedule of lease expense for all retail operating leases for the three years ended February 28:

	2007	2006	2005
Minimum rentals	$438,797	$611,535	$616,669
Less sublease rentals	(108,200)	(239,300)	(313,800)
Contingent rentals	26,640	23,921	28,949
	$357,237	$396,156	$331,818
The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2008	$206,400
2009	157,000
2010	58,200
2011	48,500
$470,100
The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2007	2006	2005
187,599	308,719	304,515
Purchase contracts
The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $1,555,500 of raw materials under such agreements.
Contingencies
The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 6 — INCOME TAXES
Income tax expense is comprised of the following for the years ending February 28 or 29:

	2007	2006	2005
Current
Federal	$2,533,401	$2,147,826	$1,586,493
State	483,605	318,089	293,371
Total Current	3,017,007	2,465,915	1,879,864

Deferred
Federal	(120,018)	3,774	122,072
State	(13,414)	421	13,644
Total Deferred	(133,432)	4,195	135,716
Total	$2,883,575	$2,470,110	$2,015,580

NOTE 6 — INCOME TAXES — CONTINUED
A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2007	2006	2005
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.1%	3.2%	3.8%
Other	(0.3%)	.6%	—
Effective Rate	37.8%	37.8%	37.8%
The components of deferred income taxes at February 28 are as follows:

	2007	2006
Deferred Tax Assets
Allowance for doubtful accounts and notes	$70,882	$37,394
Inventories	55,831	23,070
Accrued compensation	42,701	49,632
Loss provisions and deferred income	143,925	49,173
Self insurance accrual	15,368	15,370
Amortization, design costs	67,208	60,355
	395,915	234,994

Deferred Tax Liabilities
Depreciation and amortization	(808,657)	(781,168)
Net deferred tax liability	$(412,742)	$(546,174)

Current deferred tax assets	$272,871	$117,715
Non-current deferred tax liabilities	(685,613)	(663,889)
Net deferred tax liability	$(412,742)	$(546,174)
NOTE 7 — STOCKHOLDERS’ EQUITY
Stock Issuance
In March 2006, the Company issued 584 shares of stock, valued at $12,500, for partial payment of certain sales services for one year. In June 2006 the Company issued 250 shares of stock valued at $3,322 for franchise recognition at the Company’s National Convention.
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

NOTE 7 — STOCKHOLDERS’ EQUITY — CONTINUED
Stock Repurchases
Between March 1, 2007 and April 9, 2007 the Company repurchased 42,200 shares at an average price of $13.77 per share. Between May 1, 2006 and February 28, 2007 the Company repurchased 241,087 shares at an average price of $13.58 per share. Between March 24, 2006 and April 28, 2006 the Company repurchased 70,713 shares at an average price of $15.65 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 Company shares at an average price of $15.36 per share. Between April 18 and April 20, 2005 the Company repurchased 17,647 shares at an average price of $13.94 per share. Between March 11, 2004 and June 14, 2004 the Company repurchased 125,216 Company shares at an average price of $6.74 per share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.0429 per common share on June 16, 2004 and September 16, 2004 to shareholders of record on June 3, 2004 and September 2, 2004, respectively. The Company paid a quarterly cash dividend of $0.0571 per common share on December 16, 2004 to shareholders of record on December 2, 2004. The Company paid a quarterly cash dividend of $0.0675 per common share on March 16, 2005, June 16, 2005 and September 16, 2005 to shareholders of record on March 11, 2005, June 3, 2005 and September 1, 2005 respectively. The Company paid a quarterly cash dividend of $0.07 per common share on December 16, 2005 to shareholders of record on December 1, 2005. The Company paid a quarterly cash dividend of $0.08 per common share on March 16, 2006, June 16, 2006 and September 16, 2006 to shareholders of record on March 8, 2006, June 2, 2006 and September 1, 2006, respectively. The Company paid a quarterly cash dividend of $0.09 per common share on December 15, 2006 and March 16, 2007 to shareholders of record on December 1, 2006 and March 2, 2007.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 8 — STOCK OPTION PLANS
Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”)the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 924,000, 420,000, 277,200 and 266,400 shares, respectively, of the Company’s common stock may be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 70,216, 321,151, 0 and 27,720 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 28, 2007. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2007	2006	2005
Expected dividend yield	n/a	2.18%	2.16%
Expected stock price volatility	n/a	30%	30%
Risk-free interest rate	n/a	4.5%	3.8%
Expected life of options	n/a	5 years	5 years
Information with respect to options outstanding under the Plans at February 28, 2007, and changes for the three years then ended was as follows:

	2007
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	575,876	$9.04
Granted	—	—
Exercised	(142,289)	4.38
Forfeited	(14,500)	18.72
Outstanding at end of year	419,087	$10.29

Options exercisable at February 28, 2007	419,087	$10.29

NOTE 8 — STOCK OPTION PLANS — CONTINUED

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	770,000	$4.69
Granted	149,640	18.14
Exercised	(337,884)	3.17
Forfeited	(5,880)	7.78
Outstanding at end of year	575,876	$9.04

Options exercisable at February 28, 2006	575,876	$9.04

	2005
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	758,142	$2.52
Granted	300,720	7.71
Exercised	(278,542)	2.12
Forfeited	(10,320)	2.54
Outstanding at end of year	770,000	$4.69

Options exercisable at February 29, 2005	284,020	$2.76

Weighted average fair value per share of options granted during 2007, 2006 and 2005 were $0, $3.03 and $2.05, respectively.
Additional information about stock options outstanding at February 28, 2007 is summarized as follows:

	Options Outstanding
	Number	Weighted average	Weighted average
	exercisable	remaining contractual life	exercise price
Range of exercise prices
$1.603 to 3.935	73,296	5.00	3.52
$6.149 to 7.807	213,731	7.23	7.76
$14.955 to 21.600	132,060	8.10	18.15
NOTE 9 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company has five Company-owned stores. Company-owned stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs, provision for loss on accounts and notes receivable and related foreclosure costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
FY 2007
Total revenues	$8,864,314	$24,656,272	$—	$33,520,596
Intersegment revenues	—	(1,947,253)	—	(1,947,253)
Revenue from external customers	8,864,314	22,709,019	—	31,573,333
Segment profit (loss)	3,222,840	7,084,812	(2,679,159)	7,628,493
Total assets	2,438,225	10,660,079	5,357,865	18,456,169
Capital expenditures	32,703	108,372	59,962	201,037
Total depreciation & amortization	233,346	434,398	206,244	873,988
FY 2006
Total revenues	$8,776,429	$21,035,748	$—	$29,812,177
Intersegment revenues	—	(1,738,565)	—	(1,738,565)
Revenue from external customers	8,776,429	19,297,183	—	28,073,612
Segment profit (loss)	2,986,944	5,884,990	(2,337,252)	6,534,682
Total assets	2,964,486	10,209,790	5,883,204	19,057,480
Capital expenditures	90,757	878,871	330,686	1,300,314
Total depreciation & amortization	264,658	406,494	204,788	875,940

NOTE 9 — OPERATING SEGMENTS — CONTINUED

	Franchising	Manufacturing	Other	Total
FY 2005
Total revenues	$7,869,207	$18,058,455	$—	$25,927,662
Intersegment revenues	—	(1,404,043)	—	(1,404,043)
Revenue from external customers	7,869,207	16,654,412	—	24,523,619
Segment profit (loss)	2,714,261	5,256,713	(2,638,754)	5,332,220
Total assets	2,809,651	9,043,385	7,394,938	19,247,974
Capital expenditures	462,088	687,632	256,978	1,406,698
Total depreciation & amortization	223,561	384,291	177,231	785,083
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
For the three years ended February 28:

	2007	2006	2005
Interest paid	$—	$19,872	$100,067
Income taxes paid	2,890,807	560,485	1,834,536

Non-Cash Operating Activities:

Revenue Recognition Changes (Note 14)
Accounts receivable	$(129,928)	$—	$—
Income taxes payable	156,276	—	—
Deferred income	(283,500)	—	—
Retained earnings	257,152	—	—

Non-Cash Investing Activities:

Dividend payable	$47,583	$87,060	$180,982
Issue stock for rights and services	15,822	37,500	—
Fair value of assets received upon settlement of notes and accounts receivable:
Store to be operated	—	200,000	—
Inventory	—	3,815	—
Note receivable	—	153,780	—
NOTE 11 — EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. For fiscal 2006 and 2005, the Company made an additional discretionary contribution by doubling the normal matching. During the years ended February 28, 2007, 2006 and 2005, the Company’s contribution was approximately $40,000, $46,000 and $74,000, respectively, to the plan.
NOTE 12 — SUMMARIZED QUARTERLY DATA (UNAUDITED)
Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2007 and 2006:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2007
Total revenue	$6,768,412	$6,779,569	$9,094,436	$8,930,916	$31,573,333
Gross margin before depreciation	2,012,762	2,071,381	2,622,621	2,640,355	9,347,119
Net income	930,541	1,039,790	1,331,795	1,442,792	4,744,918
Basic earnings per share	.15	.17	.22	.24	.77
Diluted earnings per share	.14	.17	.21	.23	.75

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2006
Total revenue	$5,366,801	$6,583,160	$7,997,547	$8,126,104	$28,073,612
Gross margin before depreciation	1,633,931	2,091,825	2,444,166	2,216,737	8,386,659
Net income	752,585	1,123,538	1,115,740	1,072,709	4,064,572
Basic earnings per share	.12	.18	.18	.17	.65
Dilute earnings per share	.11	.17	.17	.16	.61
The Company has evaluated the impact of changes to revenue recognition on a quarterly basis and determined that the change is not significant to the results of any quarter. See Note 14 to the Consolidated Financial Statements.

NOTE 13 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following at February 28:

	2007			2006
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	106,204	$205,777	$85,093
Packaging licenses	3-5 Years	120,830	104,164	120,830	99,164
Packaging design	10 Years	430,973	217,854	430,973	170,854
Trademark	—	20,000	—
Total		777,580	428,222	757,580	355,111
Intangible assets not subject to amortization Franchising segment- Company stores goodwill		1,011,458	267,020	1,275,962	336,847
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,601,458	662,384	1,865,962	732,211

Total intangible assets		$2,379,038	$1,090,606	$2,623,542	$1,087,322
Amortization expense related to intangible assets totaled $73,111, $77,092 and $72,058 during the fiscal year ended February 28, 2007, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of February 28, 2007 is as follows:

2008	73,100
2009	73,100
2010	73,100
2011	64,400
2012	40,300
Thereafter	5,358
Total	329,358
During fiscal year 2007 the Company sold or closed four Company stores. The sale and closures resulted in the reduction of Company store goodwill and related accumulated amortization of $264,504 and $69,827, respectively, for a net decrease in goodwill of $194,677.
NOTE 14 — REVENUE RECOGNITION CHANGES
Historically the Company has recognized franchise fees upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. Effective with the fourth quarter of fiscal 2007, the Company decided to change that policy to more closely coincide with industry practice, that is, to recognize franchise fees when the franchise store opens. Due to the change the Company recorded adjustments to its March 1, 2006 balance sheet as follows:

Increase in deferred income	$283,500
Decrease in income taxes payable	107,163
Decrease in retained earnings	176,337
Historically the Company has recognized factory revenue upon shipment of candy to franchisees on Company trucks. Effective with the fourth quarter of fiscal 2007, the Company decided to change that policy to recognize factory revenue upon delivery of candy to franchisees. Due to the change the Company recorded adjustments to its March 1, 2006 balance sheet as follows:

Decrease in accounts receivable	$379,636
Increase in inventory	249,708
Decrease in income taxes payable	49,113
Decrease in retained earnings	80,815
NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Our effective date for adopting FIN No. 48 is as of March 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. Based upon the Company’s evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.

NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS—CONTINUED
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007. The Company will adopt SFAS No. 157 in fiscal 2009 and does not expect it to have a significant impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 in fiscal 2009 and does not expect it to have a significant impact on the Company’s financial statements.
In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB
Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. Application of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. Previously filed interim reports need not be amended. However, comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. We took the provisions of SAB 108 into account in restating our financial statements as set forth in this Form 10-K. See Note 14 to the Consolidated Financial Statements.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2007, of the Company’s disclosure controls and procedures (as defined in Rule 13a—15(e) and 15d—15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2007.
Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2007, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 28, 2007.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Rocky Mountain Chocolate Factory, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Rocky Mountain Chocolate Factory, Inc. (the “Company”) maintained effective internal control over financial reporting as of February 28, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended February 28, 2007, of the Company and our report dated May 14, 2007 expressed an unqualified opinion on those financial statements.
Ehrhardt Keefe Steiner & Hottman PC
Denver, CO
May 14, 2007

ITEM 9B. OTHER INFORMATION
None
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Shareholders expected to be held on July 13, 2007 (the “Proxy Statement”).
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

PART IV.
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
          1. Financial Statements
          2. Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	48
SCHEDULE II — Valuation and Qualifying Accounts	48
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
Board of Directors and Stockholders
Rocky Mountain Chocolate Factory, Inc.
Durango, Colorado
In connection with our audit of the financial statements of Rocky Mountain Chocolate Factory, Inc. referred to in our report dated May 14, 2007, which is included in Part II of this Form 10-K, we have also audited Schedule II for the year ended February 28, 2007. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
Ehrhardt Keefe Steiner & Hottman PC
May 14, 2007
Denver, Colorado
SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 28, 2007 Valuation Allowance for Accounts and Notes Receivable	98,925	70,000	(18,594)	187,519

Year Ended February 28, 2006 Valuation Allowance for Accounts and Notes Receivable	132,646	-0-	33,721	98,925

Year Ended February 29, 2005 Valuation Allowance for Accounts and Notes Receivable	120,635	25,000	12,989	132,646

3. Exhibits

Exhibit
Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant, as amended	Filed herewith.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Filed herewith.

4.1	Specimen Common Stock Certificate	Filed herewith.

4.2	Business Loan Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006.

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006.

10.1	Form of Employment Agreement between the Registrant and its officers	Filed herewith.

10.2	Current form of franchise agreement used by the Registrant	Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.3	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.4	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.5	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.6	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.7	Form of Indemnification Agreement between the Registrant and its directors	Filed herewith.

10.8	Form of Indemnification Agreement between the Registrant and its officers	Filed herewith.

10.9	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.10	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.11	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

3. Exhibits — CONTINUED

Exhibit
Number	Description	Incorporated by Reference to

31.2	Certification Pursuant TO Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 14, 2007	/S/ Bryan J. Merryman BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2007	/S/ Franklin E. Crail FRANKLIN E. CRAIL
Chairman of the Board of Directors, President, and Director
(principal executive officer)

Date: May 14, 2007	/S/ Bryan J. Merryman

BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director
(principal financial and accounting officer)

Date: May 14, 2007	/S/ Gerald A. Kien

GERALD A. KIEN, Director

Date: May 14, 2007	/S/ Lee N. Mortenson

LEE N. MORTENSON, Director

Date: May 14, 2007	/S/ Fred M. Trainor

FRED M. TRAINOR, Director

Date: May 14, 2007	/S/ Clyde Wm. Engle

CLYDE Wm. ENGLE, Director

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant, as amended	Filed herewith.

3.2	By-laws of the Registrant, as amended on November 25, 1997	Filed herewith.

4.1	Specimen Common Stock Certificate	Filed herewith.

4.2	Business Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006.

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006.

10.1	Form of Employment Agreement between the Registrant and its officers	Filed herewith.

10.2	Current form of franchise agreement used by the Registrant	Exhibit 10.4 to the Quarterly Report on form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.3	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.4	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.5	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.6	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.7	Form of Indemnification Agreement between the Registrant and its directors	Filed herewith.

10.8	Form of Indemnification Agreement between the Registrant and its officers	Filed herewith.

10.9	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.10	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.11	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

3. EXHIBIT INDEX — CONTINUED

Exhibit Number	Description	Incorporated by Reference to

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.