Form 10-Q
period 2007-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2007-07-10
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

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
On June 29, 2007 the registrant had outstanding 6,072,414 shares of its common stock, $.03 par value.

The exhibit index is located on page 16

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,
	2007	2006
Revenues
Sales	$5,912,721	$5,349,157
Franchise and royalty fees	1,366,164	1,419,255
Total revenues	7,278,885	6,768,412

Costs and Expenses
Cost of sales	3,789,209	3,336,395
Franchise costs	422,599	332,533
Sales and marketing	358,870	351,214
General and administrative	644,059	632,885
Retail operating	246,804	408,811
Depreciation and amortization	192,290	235,681

Total costs and expenses	5,653,831	5,297,519

Income from Operations	1,625,054	1,470,893

Other Income (Expense)
Interest expense	—	—
Interest income	33,493	25,153
Other, net	33,493	25,153

Income Before Income Taxes	1,658,547	1,496,046

Income Tax Provision	626,930	565,505

Net Income	$1,031,617	$930,541

Basic Earnings per Common Share	$.17	$.15
Diluted Earnings per Common Share	$.17	$.14

Weighted Average Common Shares Outstanding	6,076,689	6,228,146
Dilutive Effect of Stock Options	149,971	254,359
Weighted Average Common Shares Outstanding, Assuming Dilution	6,226,660	6,482,505
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	May 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,643,667	$2,830,175
Accounts receivable, less allowance for doubtful accounts of $176,569 and $187,519, respectively	3,555,901	3,756,212
Notes receivable	46,670	50,600
Inventories, less reserve for obsolete inventory of $161,246 and $147,700	3,963,841	3,482,139
Deferred income taxes	272,871	272,871
Other	457,753	367,420
Total current assets	10,940,703	10,759,417

Property and Equipment, Net	5,713,959	5,754,122

Other Assets
Notes receivable	300,079	310,453
Goodwill, net	939,074	939,074
Intangible assets, net	331,079	349,358
Other	342,101	343,745
Total other assets	1,912,333	1,942,630

Total assets	$18,566,995	$18,456,169

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,293,808	$898,794
Accrued salaries and wages	571,163	931,614
Other accrued expenses	888,103	585,402
Dividend payable	608,156	551,733
Deferred income	357,000	288,500
Total current liabilities	$3,718,230	$3,256,043

Deferred Income Taxes	685,613	685,613

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,067,654 and 6,113,243 issued and outstanding, respectively	182,030	183,397
Additional paid-in capital	6,223,273	6,996,728
Retained earnings	7,757,849	7,334,388
Total stockholders’ equity	14,163,152	14,514,513

Total liabilities and stockholders’ equity	$18,566,995	$18,456,169
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	May 31
	2007	2006
Cash Flows From Operating activities
Net income	$1,031,617	$930,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,290	235,681
Provision for obsolete inventory	15,000	15,000
(Gain) loss on sale of property and equipment	(775)	37,283
Stock option compensation expenses	33,198	—
Changes in operating assets and liabilities:
Accounts receivable	200,311	479,193
Inventories	(496,702)	(645,957)
Other current assets	(95,299)	(55,330)
Accounts payable	395,014	(203,118)
Accrued liabilities	(56,975)	211,115
Deferred income	68,500	—
Net cash provided by operating activities	1,286,179	1,004,408

Cash Flows From Investing Activities
Proceeds received on notes receivable	14,304	33,158
Purchases of property and equipment	(129,883)	(54,998)
Decrease in other assets	2,645	4,164
Net cash used in investing activities	(112,934)	(17,676)

Cash Flows From Financing Activities
Repurchase of stock	(1,001,148)	(3,182,934)
Proceeds from exercise of stock options	193,128	44,814
Dividends paid	(551,733)	(504,150)
Net cash used in financing activities	(1,359,753)	(3,642,270)

Net Decrease in Cash and Cash Equivalents	(186,508)	(2,655,538)

Cash and Cash Equivalents, Beginning of Period	2,830,175	3,489,750

Cash and Cash Equivalents, End of Period	$2,643,667	$834,212
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM (UNAUDITED) FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Guam, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at May 31, 2007:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	5	5
Franchise stores – Domestic stores	16	256	272
Franchise Stores – Domestic kiosks	2	19	21
Franchise units – International	—	39	39
	18	319	337
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.
Stock-Based Compensation
At May 31, 2007, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock options.
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
Effective March 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
granted subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.
The Company recognized total equity-based compensation expense of $33,198 for the quarter ended May 31, 2007. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the first quarter ended May 31, 2007.
The weighted-average fair value of stock options granted during the three-month periods ended May 31, 2007 was $2.69 and there were no options granted during the three-month period ended May 31, 2006. As of May 31, 2007, there was $0 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2008.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended
	May 31,
	2007	2006
Expected dividend yield	2.60%	n/a
Expected stock price volatility	20%	n/a
Risk-free interest rate	4.7%	n/a
Expected life of options	5 years	n/a
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2007 and 2006 132,060 and 137,320 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 – INVENTORIES
Inventories consist of the following:

	May 31, 2007	February 28, 2007
Ingredients and supplies	$1,782,884	$1,730,850
Finished candy	2,180,957	1,751,289
	$3,963,841	$3,482,139

NOTE 4 – PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	May 31, 2007	February 28, 2007
Land	$513,618	$513,618
Building	4,717,230	4,717,230
Machinery and equipment	6,414,916	6,284,433
Furniture and fixtures	673,194	673,194
Leasehold improvements	418,764	418,764
Transportation equipment	350,714	350,714
	13,088,436	12,957,953

Less accumulated depreciation	7,374,477	7,203,831
Property and equipment net	$5,713,959	$5,754,122
NOTE 5 – STOCKHOLDERS’ EQUITY
Stock Dividend
On July 9, 2007 the Board of Directors approved a 5% stock dividend payable July 31, 2007 to shareholders of record at the close of business on July 20, 2007. On the date the dividend was approved there were 6,072,414 shares of common stock outstanding.
Stock Repurchases
Between March 1, 2007 and May 15, 2007 the Company repurchased 72,700 shares at an average price of $13.77 per share. Between June 30, 2006 and February 28, 2007 the Company repurchased 87,587 shares at an average price of $13.68 per share. Between March 24, 2006 and May 18, 2006 the Company repurchased 224,213 shares at an average price of $14.20 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 176,599 Company shares at an average price of $15.36 per share. Between April 18, 2005 and April 20, 2005 the Company repurchased 17,647 shares at an average price of $13.94 per share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.09 per common share on March 16, 2007 to shareholders of record on March 2, 2007. On May 10, 2007 the Company declared a quarterly cash dividend of $0.10 per common share payable on June 15, 2007 to shareholders of record on June 1, 2007.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2007	2006
Cash paid for:
Interest	$—	$—
Income taxes	304,558	400,560
Non-Cash Financing Activities
Dividend payable	$56,423	$(16,083)

NOTE 7 – OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company-owned retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating and training methods and merchandising techniques. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2007. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
Three Months Ended May 31, 2007

Total revenues	$1,770,463	$5,988,186	$—	$7,758,649
Intersegment revenues	—	(479,764)	—	(479,764)
Revenue from external customers	1,770,463	5,508,422	—	7,278,885
Segment profit (loss)	534,431	1,780,247	(656,131)	1,658,547
Total assets	2,301,236	11,260,866	5,004,893	18,566,995
Capital expenditures	—	37,062	92,821	129,883
Total depreciation & amortization	47,004	100,498	44,788	192,290

Three Months Ended May 31, 2006

Total revenues	$2,062,850	$5,153,879	$—	$7,216,729
Intersegment revenues	—	(448,317)	—	(448,317)
Revenue from external customers	2,062,850	4,705,562	—	6,768,412
Segment profit (loss)	676,359	1,448,818	(629,131)	1,496,046
Total assets	2,820,100	10,272,520	3,308,784	16,401,404
Capital expenditures	13,064	23,713	18,221	54,998
Total depreciation & amortization	62,502	114,497	58,682	235,681
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		May 31, 2007		February 28, 2007
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$111,482	$205,777	$106,204
Packaging licenses	3-5 Years	120,830	105,414	120,830	104,164
Packaging design	10 Years	430,973	229,605	430,973	217,854
Trademark		20,000	—	20,000	—
Total		777,580	446,501	777,580	428,222
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,011,458	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,601,458	662,384	1,601,458	662,384

Total intangible assets		$2,379,038	$1,108,885	$2,379,038	$1,090,606

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS — CONTINUED
Amortization expense related to intangible assets totaled $18,279 and $18,278 during the three months ended May 31, 2007 and 2006, respectively. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2007 is as follows:

2008	54,800
2009	73,100
2010	73,100
2011	64,400
2012	37,700
Thereafter	7,981
Total	311,081
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A Note About Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 28, 2007 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
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
The Company is subject to seasonal fluctuations in sales because of the location of its franchisees, which are located in street fronts, tourist locations, outlet centers and regional centers. Seasonal fluctuation in sales cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased in the first quarter of fiscal 2008 declined approximately 9% compared with the same period in fiscal 2007.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended May 31, 2007 Compared to the Three Months Ended
May 31, 2006
Basic earnings per share increased 13% from $.15 for the three months ended May 31, 2006 to $.17 for the three months ended May 31, 2007. Revenues increased 8% from the first quarter of fiscal 2007 to fiscal 2008. Operating income increased 10% from $1.5 million in the first quarter of fiscal 2007 to $1.6 million in the first quarter of fiscal 2008. Net income increased 11% from $931,000 in the first quarter of fiscal 2007 to $1,032,000 in the first quarter of fiscal 2008. The increase in earnings per share, operating income, and net income for the first quarter of fiscal 2008 versus the same period in fiscal 2007 was due primarily to growth in sales to customers outside the system of franchise stores and growth in the average number of franchise stores in operation and the corresponding increase in revenue.

Revenues	Three Months Ended
	May 31,			%
($’s in thousands)	2007	2006	Change	Change
Factory sales	$5,508.4	$4,705.5	$802.9	17.1%
Retail sales	404.3	643.6	(239.3)	(37.2%)
Franchise fees	71.0	127.1	(56.1)	(44.1%)
Royalty and Marketing fees	1,295.2	1,292.2	3.0	0.2%
Total	$7,278.9	$6,768.4	$510.5	7.5%
Factory Sales
The increase in factory sales for the first quarter of fiscal 2008 versus the same period in fiscal 2007 was primarily due to a 74% increase in product shipments to customers outside our system of franchised retail stores, due to sales of certain specialty packaging items to specialty markets and growth in the average number of franchised stores in operation to 314 in the first quarter of fiscal 2008 from 297 in the first quarter of fiscal 2007. Same store pounds purchased in the first quarter of fiscal 2008 were down approximately 9% from the same period in the prior year partially offsetting the increases in specialty markets and the growth in the average number of stores.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of Company owned stores in operation from 9 during the first quarter of fiscal 2007 to 5 in the first quarter of fiscal 2008. In the first quarter, same store sales at Company-owned stores increased 8.2% from the first quarter of fiscal 2007 to the first quarter of fiscal 2008.

Royalties, Marketing Fees and Franchise Fees
Royalties and marketing fees were flat in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. The average number of domestic units in operation increased from 262 in the first quarter of fiscal 2007 to 278 in the first quarter of fiscal 2008. The increase in average units for the first quarter of fiscal 2008 was offset by a decrease in the effective royalty rate, related to the Company’s factory purchase based royalty structure. Same store sales increased 1% compared with the same period in the prior year. Franchise fee revenue deceased as a result of a change in the revenue recognition policy for franchise fee revenue compared with the same period in the prior year. Historically the Company has recognized franchise fees upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. Effective with the fourth quarter of fiscal 2007, the Company changed that policy to more closely coincide with industry practice, that is, to recognize franchise fees when the franchise store opens.

Costs and Expenses	Three Months Ended
	May 31,			%
($’s in thousands)	2007	2006	Change	Change
Cost of sales – factory adjusted	$3,624.8	$3,082.6	$542.2	17.6%
Cost of sales – retail	164.4	253.8	(89.4)	(35.2%)
Franchise costs	422.6	332.5	90.1	27.1%
Sales and marketing	358.9	351.2	7.7	2.2%
General and administrative	644.1	632.9	11.2	1.8%
Retail operating	246.8	408.8	(162.0)	(39.6%)
Total	$5,461.6	$5,061.8	$399.8	7.9%

Adjusted Gross margin	Three Months Ended
	May 31,			%
($’s in thousands)	2007	2006	Change	Change
Factory adjusted gross margin	$1,883.6	$1,622.9	$260.7	16.1%
Retail	239.9	389.8	(149.9)	(38.5%)
Total	$2,123.5	$2,012.7	$110.8	5.5%

(Percent)
Factory adjusted gross margin	34.2%	34.5%	(0.3%)	(0.9%)
Retail	59.3%	60.6%	(1.3%)	(2.1%)
Total	35.9%	37.6%	(1.7%)	(4.5%)
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

	Three Months Ended
	May 31,
($’s in thousands)	2007	2006
Factory adjusted gross margin	$1,883.6	$1,622.9
Less: Depreciated and Amortization	95.1	109.1
Factory GAAP gross margin	$1,788.5	$1,513.8

Cost of Sales
Factory margin declined 30 basis points from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 due primarily to mix of product sold during the first quarter of fiscal 2008 versus the same period in the prior year. Company-owned store margin declined 130 basis points from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 due primarily to mix of product sold related to a decrease in the average number of Company-owned stores in operation from 9 during the first quarter in fiscal 2007 to 5 in the first quarter of fiscal 2008.
Franchise Costs
The increase in franchise costs for the first quarter of fiscal 2008 versus the same period in fiscal 2007 is due primarily to increased professional fees and compensation expense. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 30.9% in the first quarter of fiscal 2008 from 23.4% in the first quarter of fiscal 2007. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing costs for the first quarter of fiscal 2008 versus the same period in fiscal 2007 is due primarily higher promotional and personnel costs.
General and Administrative
The increase in general and administrative costs for the first quarter of fiscal 2008 versus the same period in fiscal 2007 is due primarily to the expense associated with a grant of non-employee director stock options. As a percentage of total revenues, general and administrative expenses decreased to 8.8% in the first quarter of fiscal 2008 compared to 9.4% in the first quarter of fiscal 2007.
Retail Operating Expenses
This decrease in retail operating expenses was due primarily to a decrease in the average number of Company owned stores in operation from 9 during the first quarter of fiscal 2007 to 5 in the first quarter of fiscal 2008. Retail operating expenses, as a percentage of retail sales, decreased from 63.5% in the first quarter of fiscal 2007 to 61.0% in the first quarter of fiscal 2008 due to a lower increase in costs relative to the increase in revenue.
Depreciation and Amortization
Depreciation and amortization of $192,000 in the first quarter of fiscal 2008 decreased 18.6% from $236,000 in the first quarter of fiscal 2007 due to the sale or closure of four Company-owned stores and certain assets becoming fully depreciated.
Other, Net
Other, net of $33,500 realized in the first quarter of fiscal 2008 represents an increase of 32.9% from the $25,200 realized in the first quarter of fiscal 2007 due to increased interest income on notes receivable and invested cash due to higher average cash and note receivable balances.
Income Tax Expense
The Company’s effective income tax rate in the first quarter of fiscal 2008 was 37.8%, which is the same rate as the first quarter of fiscal 2007.
Liquidity and Capital Resources
As of May 31, 2007, working capital was $7.2 million, compared with $7.5 million as of February 28, 2007, a decrease of $300,000. The decrease in working capital was primarily due to repurchase and retirement of $1.0 million of the Company’s common stock in the first quarter of fiscal 2008.

Cash and cash equivalent balances decreased from $2.8 million as of February 28, 2007 to $2.6 million as of May 31, 2007 as a result of cash flow generated by operating activities being less than cash flows used by financing and investing activities. The Company’s current ratio was 2.94 to 1 at May 31, 2007 in comparison with 3.30 to 1 at February 28, 2007. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million ($5 million available as of May 31, 2007) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2007.
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
As of May 31, 2007, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2007, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently involved in any legal proceedings that are material to the Company’s business or financial condition.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

				(d) Approximate
			(c) Total Number of	Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid per	Announced Plans or	Plans or
Period	Purchased	Share	Programs (1)	Programs (2)

March 2007	35,000	$13.75	35,000	$425,341
April 2007	7,200	$13.87	7,200	325,464
May 2007	30,500	$13.78	30,500	4,905,325
Total	72,700	$13.77	72,700	$4,905,325

(1)	During the first quarter of Fiscal 2008 ending May 31, 2007, the Company purchased 72,700 shares of the Company’s common stock in the open market.

(2)	On January 5, 2006, May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock and on May 10, 2007 the Company announced plans to repurchase up to $5,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The January 5, 2006 plan was completed in May 2006. The May 4, 2006 plan was completed in July 2006. The May 25, 2006 plan was completed in May 2007. The Company plans to continue the May 10, 2007 plan until it has been completed.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Report on Form 10-K of the Registrant for the year ended February 28, 2007

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

10.1	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.3	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.4	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.5	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.6	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.7	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.8	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.9	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.10	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

Item 6. Exhibits-CONTINUED
10.11	2004 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed Herewith
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 10, 2007	/s/ Bryan J. Merryman

Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Report on Form 10-K of the Registrant for the year ended February 28, 2007

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2006 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

10.1	Form of Employment Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of franchise agreement used by the Registrant, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2005.

10.3	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee, incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D)

10.4	1995 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.5	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.6	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan, incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.7	Form of Indemnification Agreement between the Registrant and its directors, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.8	Form of Indemnification Agreement between the Registrant and its officers, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.9	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.10	Commodity Contract with Guittard Chocolate Company, incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

Exhibit No.	Description
10.11	2004 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed Herewith