Form 10-Q
period 2007-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2007-09-27
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

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
On September 24, 2007 the registrant had outstanding 6,366,345 shares of its common stock, $.03 par value.
The exhibit index is located on page 20.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Revenues
Sales	$5,930,183	$5,238,115	$11,842,904	$10,587,272
Franchise and royalty fees	1,617,896	1,541,454	2,984,060	2,960,709
Total revenues	7,548,079	6,779,569	14,826,964	13,547,981

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $96,957, $105,575, $192,077 and $214,662, respectively	3,605,384	3,166,734	7,394,593	6,503,129
Franchise costs	356,669	384,082	779,268	716,615
Sales and marketing	337,214	353,538	696,084	704,752
General and administrative	649,683	586,429	1,293,742	1,219,314
Retail operating	266,389	403,393	513,193	812,204
Depreciation and amortization	195,702	225,764	387,992	461,445
Total costs and expenses	5,411,041	5,119,940	11,064,872	10,417,459

Income from Operations	2,137,038	1,659,629	3,762,092	3,130,522

Other Income (Expense)
Interest expense	—	—	—	—
Interest income	25,050	12,061	58,543	37,214
Total other, net	25,050	12,061	58,543	37,214

Income Before Income Taxes	2,162,088	1,671,690	3,820,635	3,167,736

Provision for Income Taxes	828,735	631,900	1,455,665	1,197,405

Net Income	$1,333,353	$1,039,790	$2,364,970	$1,970,331

Basic Earnings per Common Share	$.21	$.16	$.37	$.30
Diluted Earnings per Common Share	$.20	$.16	$.36	$.29

Weighted Average Common Shares Outstanding	6,376,445	6,383,031	6,378,587	6,461,292
Dilutive Effect of Stock Options	167,250	228,584	160,778	247,831
Weighted Average Common Shares Outstanding, Assuming Dilution	6,543,695	6,611,615	6,539,365	6,709,123
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	August 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,724,168	$2,830,175
Accounts receivable, less allowance for doubtful accounts of $174,265 and $187,519 respectively	4,096,082	3,756,212
Notes receivable	39,892	50,600
Inventories, less reserve for slow moving inventory of $95,856 and $146,456, respectively	4,696,201	3,482,139
Deferred income taxes	272,871	272,871
Other	495,263	367,420
Total current assets	11,324,477	10,759,417

Property and Equipment, Net	5,734,910	5,754,122

Other Assets
Notes receivable	295,619	310,453
Goodwill, net	939,074	939,074
Intangible assets, net	312,801	349,358
Other	273,716	343,745
Total other assets	1,821,210	1,942,630

Total assets	$18,880,597	$18,456,169

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,349,822	$898,794
Accrued salaries and wages	426,393	931,614
Other accrued expenses	629,817	585,402
Dividend payable	606,194	551,733
Deferred Income	449,500	288,500

Total current liabilities	$3,461,726	$3,256,043

Deferred Income Taxes	685,613	685,613

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,366,345 and 6,418,905 issued and outstanding	190,990	192,567
Additional paid-in capital	11,472,410	6,987,558
Retained earnings	3,069,858	7,334,388
Total stockholders’ equity	14,733,258	14,514,513

Total liabilities and stockholders’ equity	$18,880,597	$18,456,169
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2007	2006
Cash Flows From Operating activities
Net income	$2,364,970	$1,970,331
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	387,992	461,445
Provision for obsolete inventory	30,000	30,000
Loss on sale of property and equipment	27,010	76,273
Expense recorded for stock options	58,355	201,269
Changes in operating assets and liabilities:
Accounts receivable	(339,870)	77,626
Inventories	(1,244,062)	(1,233,100)
Other current assets	(138,951)	(3,596)
Accounts payable	451,028	101,807
Accrued liabilities	(459,580)	61,593
Deferred income	161,000	—
Net cash provided by operating activities	1,297,892	1,743,648

Cash Flows From Investing Activities
Proceeds received on notes receivable	25,542	61,508
Proceeds from sale of assets	29,000	(16,012)
Purchases of property and equipment	(314,967)	(119,640)
Decrease in other assets	6,645	4,667
Net cash used in investing activities	(253,780)	(69,477)

Cash Flows From Financing Activities
Repurchase and redemption of common stock	(1,256,513)	(3,764,914)
Dividends paid	(1,159,891)	(992,217)
Costs of stock dividend or stock split	(9,647)	—
Proceeds from exercise of stock options	275,932	336,257
Net cash used in financing activities	(2,150,119)	(4,420,874)

Net Decrease in Cash and Cash Equivalents	(1,106,007)	(2,746,703)

Cash and Cash Equivalents, Beginning of Period	2,830,175	3,489,750

Cash and Cash Equivalents, End of Period	$1,724,168	$743,047
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of RMCF stores at August 31, 2007:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	5	5
Company owned kiosks	—	—	—
Franchise stores — Domestic stores	21	258	279
Franchise stores — Domestic kiosks	—	19	19
Franchise units — International	—	39	39
	21	321	342
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.
Stock-Based Compensation
At August 31, 2007, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.
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
The Company recognized $0 and $33,198 related equity-based compensation expense during the three and six month periods ended August 31, 2007. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $25,158 for the three months ended August 31, 2007 related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the second quarter ended August 31, 2007.
The weighted-average fair value of stock options granted during the six-month periods ended August 31, 2007 was $2.69 and there were no options granted during the six-month period ended August 31, 2006. As of August 31, 2007, there was $0 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2008.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended
	August 31,
	2007	2006
Expected dividend yield	2.60%	n/a
Expected stock price volatility	20%	n/a
Risk-free interest rate	4.7%	n/a
Expected life of options	5 years	n/a
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended August 31, 2007 and 2006, 92,010 and 153,888 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2007 and 2006, 115,336 and 149,037 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 – INVENTORIES
Inventories consist of the following:

	August 31, 2007	February 28, 2007
Ingredients and supplies	$1,796,655	$1,730,850
Finished candy	2,899,546	1,751,289
Total inventories	$4,696,201	$3,482,139

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	August 31, 2007	February 28, 2007
Land	$513,618	$513,618
Building	4,717,230	4,717,230
Machinery and equipment	6,603,739	6,284,433
Furniture and fixtures	674,804	673,194
Leasehold improvements	422,164	418,764
Transportation equipment	350,714	350,714
	13,282,269	12,957,953
Less accumulated depreciation	7,547,359	7,203,831
Property and equipment, net	5,734,910	$5,754,122
NOTE 5 — STOCKHOLDERS’ EQUITY
Stock Dividend
On July 9, 2007 the Board of Directors declared a 5 percent stock dividend payable on July 31, 2007 to shareholders of record as of July 20, 2007. Shareholders received one additional share of Common Stock for every twenty shares owned prior to the record date. Subsequent to the dividend there were 6,380,945 shares outstanding.
All share and per share data have been restated in all periods presented to give effect to the stock dividend.
Stock Repurchases
Between August 15, 2007 and August 28, 2007, the Company repurchased 16,000 shares at an average price of $15.96 per share. Between March 1, 2007 and May 15, 2007 the Company repurchased 76,335 shares at an average price of $13.12 per share. Between June 30, 2006 and February 28, 2007 the Company repurchased 87,587 shares at an average price of $13.03 per share. Between March 24, 2006 and May 18, 2006 the Company repurchased 235,424 shares at an average price of $13.52 per share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.095 per common share on June 15, 2007 to shareholders of record on June 1, 2007. The Company paid a quarterly cash dividend of $0.086 per common share on March 16, 2007 to shareholders of record on March 2, 2007. On August 23, 2007 the Company declared a quarterly cash dividend of $0.095 per common share payable on September 14, 2007 to shareholders of record on September 4, 2007.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2007	2006
Cash paid (received) for:
Interest	$—	$—
Income taxes	1,439,875	1,060,033
Non-Cash Financing Activities	$54,461	($16,321)
Dividend Payable

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

	Franchising	Manufacturing	Other	Total
Three Months Ended August 31, 2007
Total revenues	$2,124,971	$5,857,010	$—	$7,981,981
Intersegment revenues	—	(433,902)	—	(433,902)
Revenue from external customers	2,124,971	5,423,108	—	7,548,079
Segment profit (loss)	975,062	1,857,466	(670,440)	2,162,088
Total assets	2,355,278	12,475,028	4,050,291	18,880,597
Capital expenditures	5,993	171,928	7,163	185,084
Total depreciation & amortization	48,046	102,299	45,357	195,702

Three Months Ended August 31, 2006
Total revenues	$2,272,393	$4,979,486	$—	$7,251,879
Intersegment revenues	—	(472,310)	—	(472,310)
Revenue from external customers	2,272,393	4,507,176	—	6,779,569
Segment profit (loss)	791,766	1,468,867	(588,943)	1,671,690
Total assets	2,735,143	10,979,924	3,270,161	16,985,228
Capital expenditures	9,739	48,098	6,805	64,642
Total depreciation & amortization	61,185	110,954	53,625	225,764

	Franchising	Manufacturing	Other	Total
Six Months Ended August 31, 2007
Total revenues	$3,895,434	$11,845,196	$—	$15,740,630
Intersegment revenues	—	(913,666)	—	(913,666)
Revenue from external customers	3,895,434	10,931,530	—	14,826,964
Segment profit (loss)	1,509,493	3,637,712	(1,326,570)	3,820,635
Total assets	2,355,278	12,475,028	4,050,291	18,880,597
Capital expenditures	5,993	208,990	99,984	314,967
Total depreciation & amortization	95,051	202,796	90,145	387,992

Six Months Ended August 31, 2006
Total revenues	$4,335,243	$10,133,365	$—	$14,468,608
Intersegment revenues	—	(920,627)	—	(920,627)
Revenue from external customers	4,335,243	9,212,738	—	13,547,981
Segment profit (loss)	1,468,125	2,917,685	(1,218,074)	3,167,736
Total assets	2,735,143	10,979,924	3,270,161	16,985,228
Capital expenditures	22,803	71,811	25,026	119,640
Total depreciation & amortization	123,687	225,451	112,307	461,445

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		August 31, 2007		February 28, 2007
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	116,760	205,777	106,204
Packaging licenses	3-5 Years	120,830	106,664	120,830	104,164
Packaging design	10 Years	430,973	241,355	430,973	217,854
Trademark		20,000	—	20,000	—
Total		777,580	464,779	777,580	428,222

Intangible assets not subject to amortization
Franchising segment- Company stores goodwill		1,011,458	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,601,458	662,384	1,601,458	662,384
Total intangible assets		$2,379,038	$1,127,163	$2,379,038	$1,090,606
Amortization expense related to intangible assets totaled $36,556 and $36,555 during the six months ended August 31, 2007 and 2006, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2007 is as follows:

Remainder of fiscal 2008	$36,500
2009	73,100
2010	73,100
2011	64,400
2012	37,700
Thereafter	8,003
Total	$292,803
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity of its franchise system of its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 9% in the first quarter, declined approximately 9% in the second quarter and declined approximately 9% in the first six months of fiscal 2008.
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
Results of Operations
Three Months Ended August 31, 2007 Compared to the Three Months Ended
August 31, 2006
Basic earnings per share increased 31.3% from $.16 for the three months ended August 31, 2006 to $.21 for the three months ended August 31, 2007. Revenues increased 11.3% from the second quarter of fiscal 2007 to the second quarter of fiscal 2008. Operating income increased 28.8% from $1.7 million in the second quarter of fiscal 2007 to $2.1 million in the second quarter of fiscal 2008. Net income increased 28.2% from $1.0 million in the second quarter of fiscal 2007 to $1.3 million in the second quarter of fiscal 2008. The increase in earnings per share, operating income, and net income for the second quarter of fiscal 2008 versus the same period in fiscal 2007 was due primarily to an increase in sales to specialty markets and an increase in the average number of franchise stores in operation.

	Three Months Ended
	August 31,			%
($’s in thousands)	2007	2006	Change	Change
Factory sales	$5,423.1	$4,507.2	$915.9	20.3%
Retail sales	507.1	730.9	(223.8)	(30.6%)
Franchise fees	100.5	179.7	(79.2)	(44.1%)
Royalty and Marketing fees	1,517.4	1,361.8	155.6	11.4%
Total	$7,548.1	$6,779.6	$768.5	11.3%

Factory Sales
The increase in factory sales for the second quarter of fiscal 2008 versus the same period in fiscal 2007 was primarily due to a 219% increase in sales to customers outside our system of franchise retail stores and a 5.6% increase in the average number of stores in operation from 303 in the second quarter of fiscal 2007 to 320 in the second quarter of fiscal 2008. Same store pounds purchased in the second quarter of fiscal 2008 were down approximately 9% from the same period in the prior year, more than offsetting the increase in the average number of franchised stores in operation and partially offsetting the increase in specialty market sales. The decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of stores in operation from 9 during the second quarter of fiscal 2007 to 5 in the second quarter of fiscal 2008. Same store retail sales were approximately the same in the second quarter of fiscal 2008 compared to the same period in fiscal year 2007.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation and an increase of 1.6% in same store sales in the second quarter of fiscal 2008 compared with the same period in fiscal 2007. The average number of domestic units in operation grew 7.3% from 260 in the second quarter of fiscal 2007 to 279 in the second quarter of 2008. Franchise fee revenues in the second quarter of fiscal 2008 decreased as a result of a change in the revenue recognition policy for franchise fee revenue compared with the same period in the prior year. Historically the Company has recognized franchise fees upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. Effective with the fourth quarter of fiscal 2007, the Company changed that policy to more closely coincide with industry practice, that is, to recognize franchise fees when the franchise store opens.
Costs and Expenses

	Three months ended			%
($’s in thousands)	2007	2006	Change	Change
Cost of sales — factory adjusted	$3,409.7	$2,877.4	$532.3	18.5%
Cost of sales — retail	195.7	289.3	(93.6)	(32.4%)
Franchise costs	356.7	384.1	(27.4)	(7.1%)
Sales and marketing	337.2	353.5	(16.3)	(4.6%)
General and administrative	649.7	586.4	63.3	10.8%
Retail operating	266.4	403.4	(137.0)	(34.0%)
Total	$5,215.4	$4,894.1	$321.3	6.6%
Adjusted gross margin

	Three months ended			%
($’s in thousands)	2007	2006	Change	Change
Factory adjusted gross margin	$2,013.4	$1,629.8	$383.6	23.5%
Retail	311.4	441.6	(130.2)	(29.5%)
Total	$2,324.8	$2,071.4	$253.4	12.2%

(Percent)
Factory adjusted gross margin	37.1%	36.2%	0.9%	2.5%
Retail	61.4%	60.4%	1.0%	1.7%
Total	39.2%	39.5%	(0.3%)	(0.1%)

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

	Three Months Ended
	August 31,
($’s in thousands)	2007	2006
Factory adjusted gross margin	$2,013.4	$1,629.8
Less: Depreciation and Amortization	97.0	105.6
Factory GAAP gross margin	$1,916.4	$1,524.2
Costs and Expenses
Cost of Sales
Factory margins increased 90 basis points from the second quarter fiscal 2007 compared to the second quarter fiscal 2008 due to manufacturing efficiencies associated with higher production volume. These efficiencies were mostly offset by higher commodity prices during the second quarter of fiscal 2008 compared with the same period in fiscal 2007.
Franchise Costs
The decrease in franchise costs for the second quarter of fiscal 2008 compared to the same period in fiscal 2007 is primarily due to a decrease in stock option compensation expense. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 22.0% in the second quarter of fiscal 2008 from 24.9% in the second quarter of fiscal 2007. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.
Sales and Marketing
The decrease in sales and marketing for the second quarter of fiscal 2008 compared to the same period in fiscal 2007 is due primarily to a decrease in stock option compensation expense as well as lower promotional costs related to specialty market sales.
General and Administrative
The increase in general and administrative costs for the second quarter of fiscal 2008 compared to the same period in fiscal 2007 is due primarily to increased professional fees and a loss realized on the sale of assets, partially offset by lower stock option compensation expense. As a percentage of total revenues, general and administrative expense was unchanged at 8.6% in the second quarter of fiscal 2008 compared to 8.6% in the second quarter of fiscal 2007.
Retail Operating Expenses
The decrease in retail operating expenses during the second quarter of fiscal 2008 versus the second quarter fiscal 2007 was due primarily to a decrease in the average number of stores resulting from the sale or closure of four Company-owned stores. Retail operating expenses, as a percentage of retail sales, decreased from 55.2% in the second quarter of fiscal 2007 to 52.5% in the second quarter of fiscal 2008 due to a smaller decrease in revenues relative to the decrease in costs.
Depreciation and Amortization
Depreciation and amortization of $196,000 in the second quarter of fiscal 2008 decreased 13.3% from $226,000 incurred in the second quarter of fiscal 2007 due to the sale or closure of four Company-owned stores and certain assets becoming fully depreciated.

Other, Net
Other, net of $25,000 realized in the second quarter of fiscal 2008 represents an increase of $13,000 from the $12,000 realized in the second quarter of fiscal 2007, due to increased interest income from notes receivable and invested cash due to higher average cash and notes receivable balances.
Income Tax Expense
The Company’s effective income tax rate in the second quarter of fiscal 2008 was 38.1% which is an increase of 0.3% compared to the second quarter of fiscal 2007. The increase in the effective tax rate is primarily due to increased income in states with higher income tax rates.
Six Months Ended August 31, 2007 Compared to the Six Months Ended August 31, 2006
Basic earnings per share increased 23.3% from $.30 for the six months ended August 31, 2006 to $.37 for the six months ended August 31, 2007. Revenues increased 9.4% for the six months ended August 31, 2007 compared to the same period in fiscal 2007. Operating income increased 20.2% from $3.1 million in the six months ended August 31, 2006 to $3.8 million in the six months ended August 31, 2007. Net income increased 20.0% from $2.0 million in the six months ended August 31, 2006 to $2.4 million in the six months ended August 31, 2007. The increase in earnings per share, operating income, and net income for the first six months of fiscal 2008 versus the same period in fiscal 2007 was due primarily to increased specialty market sales and growth in the average number of franchise stores in operation.
Revenues

	Six Months Ended
	August 31,			%
($’s in thousands)	2007	2006	Change	Change
Factory sales	$10,931.4	$9,212.7	$1,718.7	18.7%
Retail sales	911.4	1,374.5	(463.1)	(33.7%)
Franchise fees	171.5	306.8	(135.3)	(44.1%)
Royalty and marketing fees	2,812.6	2,654.0	158.6	6.0%
Total	$14,826.9	$13,548.0	$1,278.9	9.4%
Factory Sales
Factory sales increased for the six months ended August 31, 2007 due to an increase of 118% in product shipments to specialty markets and growth in the average number of stores in operation to 320 in the first six months of fiscal 2008 from 305 in the same period in fiscal 2007. Same store pounds purchased in the first six months of fiscal 2008 were down approximately 9% from the same period in the prior year, more than offsetting the increase in the average number of franchised stores in operation and partially offsetting the increase in specialty market sales. The decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of stores in operation from 9 in the first six months of fiscal 2007 to 5 in the same period of fiscal 2008. Same store retail sales increased 3.3% in the first six months of fiscal 2008 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation and an increase of 0.7% in same store sales in the first six months of fiscal 2008 compared with the same period in fiscal 2007. The average number of domestic units in operation grew 6.5% from 261 in the first six months of fiscal 2007 to 278 in 2008. Franchise fee revenues in the first six months of fiscal 2008 decreased 44.1% as a result of a change in the revenue recognition policy for franchise fee revenue compared with the same period in the prior year. Historically the Company has recognized franchise fees upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. Effective with the fourth quarter of fiscal 2007, the Company changed that policy to more closely coincide with industry practice, that is, to recognize franchise fees when the franchise store opens.

Costs and Expenses

	Six months ended			%
($’s in thousands)	2007	2006	Change	Change
Cost of sales — factory adjusted	$7,034.5	$5,960.0	$1,074.5	18.0%
Cost of sales — retail	360.1	543.1	(183.0)	(33.7%)
Franchise costs	779.3	716.6	62.7	8.7%
Sales and marketing	696.1	704.8	(8.7)	(1.2%)
General and administrative	1,293.7	1,219.3	74.4	6.1%
Retail operating	513.2	812.2	(299.0)	(36.8%)
Total	$10,676.9	$9,956.0	$720.9	7.2%
Adjusted gross margin

	Six months ended			%
($’s in thousands)	2007	2006	Change	Change
Factory	$3,896.9	$3,252.7	$644.2	19.8%
Retail	551.3	831.4	(280.1)	(33.7%)
Total	$4,448.2	$4,084.1	$364.1	8.9%

(Percent)
Factory	35.6%	35.3%	0.3%	0.9%
Retail	60.5%	60.5%	—%	—%
Total	37.6%	38.6%	(1.0%)	(2.6%)
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

	Six Months Ended
	August 31,
($’s in thousands)	2007	2006
Factory adjusted gross margin	$3,896.9	$3,252.7
Less: Depreciation and Amortization	192.1	214.7
Factory GAAP gross margin	$3,704.8	$3,038.0
Costs and Expenses
Cost of Sales
Factory margins increased 30 basis points from the first six months of fiscal 2007 compared to the same period in fiscal 2008 due to manufacturing efficiencies associated with higher production volume. These efficiencies were mostly offset by higher commodity prices during the first six months of fiscal 2008 versus the same period in fiscal 2007.

Franchise Costs
The increase in franchise costs during the first six months of fiscal 2008 compared to the same period in fiscal 2007 is due primarily to increased professional fees related to franchise operations partially offset by a decrease in stock option compensation expense. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 26.1% in the first six months of fiscal 2008 from 24.2% in the first six months of fiscal 2007. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.
Sales and Marketing
The decrease in sales and marketing costs from the first six months of fiscal 2007 to the same period in fiscal 2008 is due primarily to decreased professional fees and decreased stock option compensation expense.
General and Administrative
The increase in general and administrative costs for the first six months of fiscal 2008 versus the same period in fiscal 2007 is due primarily to increased professional fees, expense associated with a grant of non-employee director stock options and a loss on the sale of assets. Partially offsetting these increases was a decrease in employee stock option compensation expense from the first six months of fiscal 2008 compared with the same period in fiscal 2007. As a percentage of total revenues, general and administrative expenses decreased to 8.7% in fiscal 2008 compared to 9.0% in fiscal 2007.
Retail Operating Expenses
This decrease was due primarily to a decrease in the average number of stores during the first six months of fiscal 2008 versus the first six months of fiscal 2007. Retail operating expenses, as a percentage of retail sales, decreased from 59.1% in the first six months of fiscal 2007 to 56.3% in the first six months of fiscal 2008.
Depreciation and Amortization
Depreciation and amortization of $388,000 in the first six months of fiscal 2008 decreased 15.8% from $461,000 incurred in the first six months of fiscal 2007 due to the sale or closure of four Company-owned stores and certain assets becoming fully depreciated.
Other, Net
Other, net of $58,500 realized in the first six months of fiscal 2008 represents an increase of $21,300 from the $37,200 realized in the first six months of fiscal 2007, due to increased interest income on notes receivable and invested cash due to higher average cash and notes receivable balances.
Income Tax Expense
The Company’s effective income tax rate in the first six months of fiscal 2008 was 38.1% which is an increase of 0.3% compared to the first six months of fiscal 2007. The increase in the effective tax rate is primarily due to increased income in states with higher income tax rates.
Liquidity and Capital Resources
As of August 31, 2007, working capital was $7.9 million, compared with $7.5 million as of February 28, 2007, an increase of $0.4 million. The lack of change in working capital was due primarily to operating results less the payment of $1.2 million in cash dividends and the repurchase and retirement of $1.3 million of the Company’s common stock.
Cash and cash equivalent balances decreased from $2.8 million as of February 28, 2007 to $1.7 million as of August 31, 2007 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 3.27 to 1 at August 31, 2007 in comparison with 3.30 to 1 at February 28, 2007. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($5.0 million available as of August 31, 2007) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2008.

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
As of August 31, 2007, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2007, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.
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

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar Value
	(a) Total Number	(b) Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (2)
June 2007	-0-		-0-	$4,905,325
July 2007	-0-		-0-	4,905,325
August 2007	16,000	15.96	16,000	4,649,960
Total	16,000		16,000	$4,649,960

(1)	During the second quarter of Fiscal 2008 ending August 31, 2007, the Company purchased 16,000 shares of the Company’s common stock in the open market.

(2)	On January 5, 2006, May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock and on May 10, 2007 the Company announced plans to repurchase up to $5,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The January 5, 2006 plan was completed in May 2006. The May 4, 2006 plan was completed in July 2006. The May 25, 2006 plan was completed in May 2007. The Company plans to continue the May 10, 2007 plan until it has been completed.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The 2007 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on August 17, 2007.
1.	Election of six Directors. Messrs. Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Fred M. Trainor and Clyde Wm. Engle were elected to the Company’s Board of Directors. The results of the voting were as follows: 5,690,290 votes in favor of Franklin E. Crail, with 130,667 votes withheld; 5,649,288 votes in favor of Bryan J. Merryman, with 171,761 votes withheld; 5,680,957 votes in favor of Gerald A. Kien, with 140,172 votes withheld; 5,362,455 votes in favor of Lee N. Mortenson, with 458,724 votes withheld; 5,682,963 votes in favor of Fred M. Trainor, with 135,166 votes withheld; and 5,325,442 votes in favor of Clyde Wm. Engle, with 495,687 votes withheld.

2.	Approval of the Company’s 2007 Equity Incentive Plan to replace the Company’s 2004 Stock Option Plan and The Company’s 2000 Nonqualified Stock Option Plan for Nonemployee Directors. The result of voting was 3,347,260 in favor of the proposal, 337,279 against the proposal, 60,047 abstained and 2,076,510 Non Votes.
Item 5. Other Information
None
Item 6. Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28,2007

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.1	Rights Agreement, dated as of May 18, 1999, between Rocky Mountain Chocolate Factory, Inc. and American Securities Transfer & Trust, Inc, incorporated by reference to Exhibit 4 to the current report on form 8-K filed on May 28, 1999

10.1*	Current form of franchise agreement used by the Registrant

10.2	2007 Equity Incentive Plan of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on form S-8 (Registration No. 333-14596) filed September 11, 2007

10.3*	Business Loan Renewal Notice dated July 31, 2007 between Wells Fargo Bank, National Association and the Registrant

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: September 27, 2007	/s/ Bryan J. Merryman

Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28,2007

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.1	Rights Agreement, dated as of May 18, 1999, between Rocky Mountain Chocolate Factory, Inc. and American Securities Transfer & Trust, Inc, incorporated by reference to Exhibit 4 to the current report on form 8-K filed on May 28, 1999

10.1*	Current form of franchise agreement used by the Registrant

10.2	2007 Equity Incentive Plan of the Registrant, incorporated by reference to Exhibit 99.1 to Registration Statement on form S-8 (Registration No. 333-14596) filed September 11, 2007

10.3*	Business Loan Renewal Notice dated July 31, 2007 between Wells Fargo Bank, National Association and the Registrant

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.