Form 10-Q
period 2007-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2008-01-08
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐     No ☑.
On December 28, 2007 the registrant had outstanding 6,369,285 shares of its common stock, $.03 par value.
The exhibit index is located on page 20.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Revenues
Sales	$7,166,917	$7,666,555	$19,009,821	$18,253,827
Franchise and royalty fees	1,598,554	1,427,881	4,582,614	4,388,590
Total revenues	8,765,471	9,094,436	23,592,435	22,642,417

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $99,308, $104,912, $291,382 and $319,574 respectively	4,944,662	5,043,934	12,339,255	11,547,063
Franchise costs	404,762	430,040	1,184,030	1,146,655
Sales and marketing	380,331	367,695	1,076,415	1,072,447
General and administrative	596,787	571,583	1,890,529	1,790,897
Retail operating	222,613	331,115	735,806	1,143,319
Depreciation and amortization	197,365	221,571	585,357	683,016
Total costs and expenses	6,746,520	6,965,938	17,811,392	17,383,397

Income from Operations	2,018,951	2,128,498	5,781,043	5,259,020

Interest Income	25,569	12,652	84,112	49,866

Income Before Income Taxes	2,044,520	2,141,150	5,865,155	5,308,886

Income Tax Provision	778,965	809,355	2,234,630	2,006,760

Net Income	$1,265,555	$1,331,795	$3,630,525	$3,302,126

Basic Earnings per Common Share	$.20	$.21	$.57	$.51
Diluted Earnings per Common Share	$.19	$.20	$.56	$.49

Weighted Average Common Shares Outstanding	6,367,023	6,388,065	6,374,760	6,436,994
Dilutive Effect of Stock Options	173,522	209,701	164,996	235,213
Weighted Average Common Shares Outstanding, Assuming Dilution	6,540,545	6,597,766	6,539,756	6,672,207
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	November 30,
	2007	February 28,
	(unaudited)	2007
Assets
Current Assets
Cash and cash equivalents	$2,340,724	$2,830,175
Accounts receivable, less allowance for doubtful accounts of $198,834 and $187,519, respectively	5,358,628	3,756,212
Notes receivable	40,844	50,600
Inventories, less reserve for slow moving inventory of $136,577 and $147,700, respectively	3,911,213	3,482,139
Deferred income taxes	272,871	272,871
Other	429,351	367,420
Total current assets	12,353,631	10,759,417

Property and Equipment, Net	5,748,040	5,754,122

Other Assets
Notes receivable	285,341	310,453
Goodwill, net	939,074	939,074
Intangible assets, net	294,525	349,358
Other	116,867	343,745
Total other assets	1,635,807	1,942,630

Total assets	$19,737,478	$18,456,169

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,245,615	$898,794
Accrued salaries and wages	534,490	931,614
Other accrued expenses	850,577	585,402
Dividend payable	638,325	551,733
Deferred income	376,000	288,500
Total current liabilities	$3,645,007	$3,256,043

Deferred Income Taxes	685,613	685,613

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 6,369,285 and 6,418,905 issued and outstanding, respectively	191,079	192,567
Additional paid-in capital	11,518,690	6,987,558
Retained earnings	3,697,089	7,334,388
Total stockholders’ equity	15,406,858	14,514,513

Total liabilities and stockholders’ equity	$19,737,478	$18,456,169
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30,
	2007	2006
Cash Flows From Operating activities
Net income	$3,630,525	$3,302,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585,357	683,016
Provision for loss on accounts and notes receivable	25,000	—
Provision for obsolete inventory	60,000	45,000
Loss on sale of assets	28,856	61,218
Expense recorded for stock options	58,355	201,269
Changes in operating assets and liabilities:
Accounts receivable	(1,627,034)	(2,258,419)
Inventories	(489,074)	(551,293)
Other current assets	(79,101)	79,046
Accounts payable	346,821	63,676
Deferred income	87,500	—
Accrued liabilities	(130,723)	91,395
Net cash provided by operating activities	2,496,482	1,717,034

Cash Flows From Investing Activities
Proceeds received on notes receivable	34,868	86,186
Proceeds from sale of assets	29,000	—
Purchases of property and equipment	(498,657)	(150,449)
Decrease in other assets	158,800	9,890
Net cash used in investing activities	(275,989)	(54,373)

Cash Flows From Financing Activities
Repurchase of stock	(1,256,513)	(3,794,944)
Proceeds from exercise of stock options	322,300	426,124
Costs of stock dividend	(9,647)	—
Dividends paid	(1,766,084)	(1,480,046)
Net cash used in financing activities	(2,709,944)	(4,848,866)

Net Decrease in Cash and Cash Equivalents	(489,451)	(3,186,205)

Cash and Cash Equivalents, Beginning of Period	2,830,175	3,489,750

Cash and Cash Equivalents, End of Period	$2,340,724	$303,545
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at November 30, 2007:

	Sold, Not
	Yet Open	Open	Total
Company-owned stores	—	5	5
Company-owned kiosks	—	—	—
Franchise stores — Domestic stores	18	265	283
Franchise Stores — Domestic kiosks	—	21	21
Franchise units — International	—	39	39
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.
Stock-Based Compensation
At November 30, 2007, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.
Effective March 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
The Company recognized $0 and $33,198 related equity-based compensation expense during the three and nine month periods ended November 30, 2007. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statements of income.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $0 and $25,158 for the three and nine months ended November 30, 2007, respectively, related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the nine months ended November 30, 2007.
The weighted-average fair value of stock options granted during the nine-month periods ended November 30, 2007 and November 30, 2006 was $2.69 and there were no options granted during the nine-month period ended November 30, 2006. As of November 30, 2007, there was $0 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2008.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Nine Months Ended
	November 30,
	2007	2006
Expected dividend yield	2.60%	n/a
Expected stock price volatility	20%	n/a
Risk-free interest rate	4.7%	n/a
Expected life of options	5 years	n/a
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended November 30, 2007 and 2006, 68,169 and 153,888 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2007 and 2006, 99,614 and 150,654 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	November 30, 2007	February 28, 2007
Ingredients and supplies	$1,769,063	$1,730,850
Finished candy	2,142,150	1,751,289
Total inventories	$3,911,213	$3,482,139

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	November 30, 2007	February 28, 2007
Land	$513,618	$513,618
Building	4,717,230	4,717,230
Machinery and equipment	6,773,930	6,284,433
Furniture and fixtures	692,253	673,194
Leasehold improvements	422,164	418,764
Transportation equipment	350,714	350,714

	13,469,909	12,957,953

Less accumulated depreciation	7,721,869	7,203,831

Property and equipment, net	$5,748,040	$5,754,122
NOTE 5 — STOCKHOLDERS’ EQUITY
Stock Dividend
On July 10, 2007 the Board of Directors declared a 5 percent stock dividend payable on July 31, 2007 to shareholders of record as of July 20, 2007. Shareholders received one additional share of Common Stock for every twenty shares owned prior to the record date. Subsequent to the dividend there were 6,380,945 shares outstanding.
All share and per share data have been restated in all periods presented to give effect to the stock dividend.
Stock Repurchases
Between August 15, 2007 and August 28, 2007, the Company repurchased 16,000 shares at an average price of $15.96 per share. Between March 1, 2007 and May 15, 2007 the Company repurchased 76,335 shares at an average price of $13.12 per share. Between June 30, 2006 and February 28, 2007 the Company repurchased 91,966 shares at an average price of $13.03 per share. Between March 24, 2006 and May 18, 2006 the Company repurchased 235,424 shares at an average price of $13.52 per share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.095 per common share on September 14, 2007 to shareholders of record on September 4, 2007. The Company paid a quarterly cash dividend of $0.095 per common share on June 15, 2007 to shareholders of record on June 1, 2007. The Company paid a quarterly cash dividend of $0.086 per common share on March 16, 2007 to shareholders of record on March 2, 2007. On September 27, 2007 the Company declared a quarterly cash dividend of $0.10 per common share payable on December 14, 2007 to shareholders of record on December 3, 2007.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2007	2006
Cash paid for:
Income taxes	$2,084,412	$2,065,407

Non-Cash Financing Activities
Dividend payable	$86,592	$46,431
Issue stock for rights and services	—	15,822
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

Three Months Ended November 30, 2007	Franchising	Manufacturing	Other	Total
Total revenues	$1,909,836	$7,286,516	$—	$9,196,352
Intersegment revenues	—	(430,881)	—	(430,881)
Revenue from external customers	1,909,836	6,855,635	—	8,765,471
Segment profit (loss)	781,197	1,879,739	(616,416)	2,044,520
Total assets	2,301,016	13,059,186	4,377,276	19,737,478
Capital expenditures	1,725	151,692	30,273	183,690
Total depreciation & amortization	47,593	104,574	45,198	197,365

Three Months Ended November 30, 2006	Franchising	Manufacturing	Other	Total
Total revenues	$1,963,277	$7,693,597	$—	$9,656,874
Intersegment revenues	—	(562,438)	—	(562,438)
Revenue from external customers	1,963,277	7,131,159	—	9,094,436
Segment profit (loss)	609,949	2,145,433	(614,232)	2,141,150
Total assets	2,760,142	12,489,068	2,629,815	17,879,025
Capital expenditures	7,786	6,613	16,409	30,808
Total depreciation & amortization	57,655	110,291	53,625	221,571

Nine Months Ended November 30, 2007
Total revenues	$5,805,270	$19,131,712	$—	$24,936,982
Intersegment revenues	—	(1,344,547)	—	(1,344,547)
Revenue from external customers	5,805,270	17,787,165		23,592,435
Segment profit (loss)	2,290,690	5,517,451	(1,942,986)	5,865,155
Total assets
Capital expenditures	7,718	360,682	130,257	498,657
Total depreciation & amortization	142,644	307,370	135,343	585,357

Nine Months Ended November 30, 2006
Total revenues	$6,298,520	$17,826,962	$—	$24,125,482
Intersegment revenues	—	(1,483,065)	—	(1,483,065)
Revenue from external customers	6,298,520	16,343,897	—	22,642,417
Segment profit (loss)	2,078,074	5,063,118	(1,832,306)	5,308,886
Total assets	2,760,142	12,489,068	2,629,815	17,879,025
Capital expenditures	30,589	78,424	41,435	150,448
Total depreciation & amortization	181,343	335,741	165,932	683,016
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		November 30, 2007		February 28, 2007
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$122,036	$205,777	$106,204
Packaging licenses	3-5 Years	120,830	107,914	120,830	104,164
Packaging design	10 Years	430,973	253,105	430,973	217,854
Trademark		20,000	—	20,000	—
Total		777,580	483,055	777,580	428,222

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,011,458	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,601,458	662,384	1,601,458	662,384

Total intangible assets		$2,379,038	$1,145,439	$2,379,038	$1,090,606
Amortization expense related to intangible assets totaled $54,833 and $54,834 during the nine months ended November 30, 2007 and 2006, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2007 is as follows:

Remainder of fiscal 2008	18,300
2009	73,100
2010	73,100
2011	64,400
2012	37,700
Thereafter	7,925
Total	274,525
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 effective March 1, 2007 with no impact on the Company’s financial statements. The Company does not expect FIN 48-1 to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 160.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 9% in the first, second and third quarters and 9% in the first nine months of fiscal 2008.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2006
Basic earnings per share decreased 4.8% from $.21 for the three months ended November 30, 2006 to $.20 for the three months ended November 30, 2007. Revenues decreased 3.6% from $9.1 million in the third quarter of fiscal 2007 to $8.8 million in the third quarter of fiscal 2008. Net income decreased 5.0% from the third quarter in fiscal 2007 to the third quarter in fiscal 2008. The decrease in earnings per share, operating income, and net income for the third quarter of fiscal 2008 versus the same period in fiscal 2007 was due primarily to a decrease in specialty market sales in the third quarter of fiscal 2008 versus the same period in fiscal 2007 and a decrease in same store pounds purchased from the factory partially offset by growth in the average number of franchise stores in operation and corresponding increases in revenues.

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2007	2006	Change	Change
Factory sales	$6,855.7	$7,131.2	$(275.5)	(3.9%)
Retail sales	311.3	535.4	(224.1)	(41.9%)
Franchise fees	278.0	154.0	124.0	80.5%
Royalty and Marketing fees	1,320.5	1,273.8	46.7	3.7%
Total	$8,765.5	$9,094.4	$(328.9)	(3.6%)
Factory Sales
The decrease in factory sales was due to a 28.6% decrease in product shipments to specialty market customers for the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Additionally, factory sales decreased for the three months ended November 30, 2007 due to a 9% decrease in same store pounds purchased by franchised stores partially offset by an increase in the average number of franchised stores in operation when compared to the three months ended November 30, 2006. The average number of franchised stores in operation increased to 324 in the third quarter of fiscal 2008 from 309 in the third quarter of fiscal 2007.
Retail Sales
The decrease in total retail sales was due to a decrease in the average number of stores in operation from 7 in the third quarter of fiscal 2007 to 5 in the third quarter of fiscal 2008. Same store retail sales declined 2.5% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation partially offset by a decline in same store sales. The average number of domestic units in operation grew 5.3% from 266 in the third quarter of fiscal 2007 to 280 in the third quarter of fiscal 2008 and same store sales declined 2.5% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Franchise fee revenues in the third quarter of fiscal 2008 increased 80.5% versus the third quarter of fiscal 2007 as a result of a change in the revenue recognition policy for franchise fee revenue compared with the same period in the prior year. Historically the Company has recognized franchise fees upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. Effective with the fourth quarter of fiscal 2007, the Company changed that policy to more closely coincide with industry practice, that is, to recognize franchise fees when the franchise store opens.

Costs and Expenses	Three Months Ended
	November 30,		$	%
($’s in thousands)	2007	2006	Change	Change

Cost of sales — factory adjusted	$4,814.7	$4,834.7	$(20.0)	(0.4%)
Cost of sales — retail	130.0	209.2	(79.2)	(37.9%)
Franchise costs	404.8	430.0	(25.2)	(5.9%)
Sales and marketing	380.3	367.7	12.6	3.4%
General and administrative	596.8	571.6	25.2	4.4%
Retail operating	222.6	331.1	(108.5)	(32.8%)
Total	$6,549.2	$6,744.3	$(195.1)	(2.9%)

	Three Months Ended
Adjusted gross margin	November 30,		$	%
	2007	2006	Change	Change
($’s in thousands)
Factory adjusted gross margin	$2,041.0	$2,296.5	$(255.5)	(11.1%)
Retail	181.3	326.2	(144.9)	(44.4%)
Total	$2,222.3	$2,622.7	$(400.4)	(15.3%)

(Percent)
Factory adjusted gross margin	29.8%	32.2%	(2.4%)	(7.5%)
Retail	58.2%	60.9%	(2.7%)	(4.4%)
Total	31.0%	34.2%	(3.2%)	(9.4%)
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

	Three Months Ended
	November 30,
($'s in thousands)	2007	2006
Factory adjusted gross margin	$2,041.0	$2,296.5
Less: Depreciation and Amortization	99.3	104.9
Factory GAAP gross margin	$1,941.7	$2,191.6
Cost of Sales
The decrease in factory margin is due primarily to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during the third quarter of fiscal 2008 versus the same period in the prior year. The decrease in Company-owned store margin is due primarily to mix of product sold during the third quarter of fiscal 2008 versus the third quarter of fiscal 2007, associated with a decrease in the average number of Company stores in operation.

Franchise Costs
The decrease in franchise costs for the three months ended November 30, 2007 compared with the three months ended November 30, 2006 is due to decreased professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.3% in the third quarter of fiscal 2008 from 30.1% in the third quarter of fiscal 2007. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise revenues relative to costs.
Sales and Marketing
The increase in sales and marketing costs for the three months ended November 30, 2007 versus the corresponding period in the prior year is due to increased marketing and promotional costs.
General and Administrative
The increase in general and administrative costs in the third quarter of fiscal 2008 versus the same period in the prior year is due primarily to an increase in public company costs partially offset by lower compensation costs. As a percentage of total revenues general and administrative expenses increased to 6.8% in the third quarter of fiscal 2008 compared to 6.3% in the third quarter of fiscal 2007.
Retail Operating Expenses
The decrease was due primarily to a decrease in the average number of stores during the third quarter of fiscal 2008 versus the third quarter fiscal 2007. Retail operating expenses, as a percentage of retail sales, increased from 61.8% in the third quarter of fiscal 2007 to 71.5% in the third quarter of fiscal 2008 due to a lower decrease in costs relative to the decrease in revenues associated with a decrease in the average number of Company stores in operation.
Depreciation and Amortization
Depreciation and amortization of $197,000 in the third quarter of fiscal 2008 decreased 10.9% from $222,000 incurred in the third quarter of fiscal 2007, due to the sale or closure of two Company-owned stores and certain assets becoming fully depreciated.
Interest Income
Interest income of $26,000 realized in the third quarter of fiscal 2008 represents an increase of $13,000 from the $13,000 realized in the third quarter of fiscal 2007 due primarily to higher interest income from invested cash and notes receivable. Cash balances were higher primarily as a result of fewer shares of the Company stock being repurchased in the third quarter of fiscal 2008 compared with the same period of fiscal 2007.
Income Tax Expense
The Company’s effective income tax rate in the third quarter of fiscal 2008 was 38.1% which is an increase of 0.3% compared to the third quarter of fiscal 2007. The increase in the effective tax rate is primarily due to increased income in states with higher income tax rates.
Nine Months Ended November 30, 2007 Compared to the Nine Months Ended November 30, 2006
Basic earnings per share increased 11.8% from $.51 for the nine months ended November 30, 2006 to $.57 for the nine months ended November 30, 2007. Revenues increased 4.2% for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2007. Operating income increased 9.9% from $5.3 million in the nine months ended November 30, 2006 to $5.8 million in the nine months ended November 30, 2007. Net income increased 9.9% from $3.3 million in the nine months ended November 30, 2006 to $3.6 million in the nine months ended November 30, 2007. The increase in earnings per share, operating income, and net income for the first nine months of fiscal 2008 versus the same period in fiscal 2007 was due primarily to an increase in product shipments to specialty markets and growth in the average number of franchise stores in operation, and the corresponding increase in revenue.

Revenues

	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2007	2006	Change	Change
Factory sales	$17,787.2	$16,343.9	$1,443.3	8.8%
Retail sales	1,222.7	1,909.9	(687.2)	(36.0%)
Franchise fees	449.5	460.8	(11.3)	(2.5%)
Royalty and marketing fees	4,133.1	3,927.8	205.3	5.2%
Total	$23,592.5	$22,642.4	$950.1	4.2%
Factory Sales
Factory sales increased for the nine months ended November 30, 2007 compared to the same period in fiscal 2007 due to an increase of 49.5% in product shipments to specialty markets and growth in the average number of stores in operation to 322 in the first nine months of fiscal 2008 from 306 in the same period in fiscal 2007. Same store pounds purchased in the first nine months of fiscal 2008 were down approximately 9% from the same period in the prior year, more than offsetting the increase in the average number of franchised stores in operation and partially offsetting the increase in specialty market sales. The Company believes the decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores and softening in the retail sector of the economy.
Retail Sales
The decline in total retail sales was due to a decrease in the average number of Company-owned stores in operation from 8 in fiscal 2007 to 5 in fiscal 2008. Same store retail sales increased 1.8% in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in both the average number of domestic units in operation and same store sales. The average number of domestic units in operation grew 6.1% from 263 in the first nine months of fiscal 2007 to 279 in the first nine months of fiscal 2008 and same store sales grew 0.7% in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Franchise fee revenues declined 2.5% from the nine months ended November 30, 2006 to the nine months ended November 30, 2007 as a result of a change in the revenue recognition policy for franchise fee revenue compared with the same period in the prior year. Historically the Company has recognized franchise fees upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. Effective with the fourth quarter of fiscal 2007, the Company changed that policy to more closely coincide with industry practice, that is, to recognize franchise fees when the franchise store opens.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2007	2006	Change	Change
Cost of sales — factory adjusted	$11,849.2	$10,794.8	$1,054.4	9.8%
Cost of sales — retail	490.1	752.3	(262.2)	(34.9%)
Franchise costs	1,184.0	1,146.7	37.3	3.3%
Sales and marketing	1,076.4	1,072.4	4.0	0.4%
General and administrative	1,890.5	1,790.9	99.6	5.6%
Retail operating	735.8	1,143.3	(407.5)	(35.6%)
Total	$17,226.0	$16,700.4	$525.6	3.1%

Adjusted gross margin	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2007	2006	Change	Change
Factory adjusted gross margin	$5,938.0	$5,549.1	$388.9	7.0%
Retail	732.6	1,157.6	(425.0)	(36.7%)
Total	$6,670.6	$6,706.7	$36.1	0.5%

(Percent)
Factory adjusted gross margin	33.4%	34.0%	(0.6%)	(1.8%)
Retail	59.9%	60.6%	(0.7%)	(1.2%)
Total	35.1%	36.7%	(1.6%)	(4.4%)

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

	Nine Months Ended
	November 30,
($’s in thousands)	2007	2006
Factory adjusted gross margin	$5,938.0	$5,549.1
Less: Depreciation and Amortization	291.4	319.6
Factory GAAP gross margin	$5,646.6	$5,229.5
Cost of Sales
Factory margins declined 60 basis points from the nine months ended November 30, 2006 to the nine months ended November 30, 2007 due primarily to increased costs and mix of product sold during the first nine months of fiscal 2008 versus the same period in the prior year. Company-owned store margin declined 70 basis points from the nine months ended November 30, 2006 to the nine months ended November 30, 2007 due primarily to a change in mix of product sold associated with a decrease in the average number of company stores in operation.
Franchise Costs
The increase in franchise costs is due to increased professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.8% in the first nine months of fiscal 2008 from 26.1% in the first nine months of fiscal 2007.
Sales and Marketing
Sales and marketing costs were approximately the same for the nine months ended November 30, 2007 compared with the nine months ended November 30, 2006.
General and Administrative
The increase in general and administrative costs for the first nine months of fiscal 2008 versus the same period in fiscal 2007 is due primarily to increased professional fees, expense associated with a grant of non-employee director stock options and a loss on the sale of assets. Partially offsetting these increases was a decrease in employee stock option compensation expense from the first nine months of fiscal 2008 compared with the same period in fiscal 2007. As a percentage of total revenues, general and administrative expenses increased to 8.0% in the nine months ended November 30, 2007 compared to 7.9% in the nine months ended November 30, 2006.
Retail Operating Expenses
The decrease in retail operating expenses was due primarily to a decrease in the average number of Company-owned stores during the first nine months of fiscal 2008 versus the first nine months of fiscal 2007. Retail operating expenses, as a percentage of retail sales, increased from 59.9% in the first nine months of fiscal 2007 to 60.2% in the first nine months of fiscal 2008 due to a lower decrease in costs relative to the decrease in revenues associated with a decrease in the average number of Company stores in operation.

Depreciation and Amortization
Depreciation and amortization of $585,000 in the first nine months of fiscal 2008 decreased 14.3% from the $683,000 incurred in the first nine months of fiscal 2007 due to the sale or closure of four Company-owned stores and certain assets becoming fully depreciated.
Interest Income
Interest income of $84,000 realized in the first nine months of fiscal 2008 represents an increase of $34,000 from the $50,000 realized in the first nine months of fiscal 2007, due primarily to higher interest income on higher average cash balances.
Income Tax Expense
The Company’s effective income tax rate in the third quarter of fiscal 2008 was 38.1% which is an increase of 0.3% compared to the third quarter of fiscal 2007. The increase in the effective tax rate is primarily due to increased income in states with higher income tax rates.
Liquidity and Capital Resources
As of November 30, 2007, working capital was $8.7 million, compared with $7.5 million as of February 28, 2007, an increase of $1.2 million. The increase in working capital was primarily due to operating results less the payment of $1.8 million in cash dividends and the repurchase and retirement of $1.3 million of the Company’s common stock.
Cash and cash equivalent balances decreased from $2.8 million as of February 28, 2007 to $2.3 million as of November 30, 2007 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 3.39 to 1 at November 30, 2007 in comparison with 3.30 to 1 at February 28, 2007. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($5.0 million available as of November 30, 2007) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2008.
The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2009.
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

New Accounting Pronouncements
In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 effective March 1, 2007 with no impact on the Company’s financial statements. The Company does not expect FIN 48-1 to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 141R.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 160.
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
As of November 30, 2007, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2007, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently involved in any material legal proceedings other than routine litigation incidental to its business.
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

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs(1)	Programs(2)
September 2007	-0-	-0-	-0-	4,649,960
October 2007	-0-	-0-	-0-	4,649,960
November 2007	-0-	-0-	-0-	4,649,960
Total	-0-	-0-	-0-	4,649,960

(1)	During the third quarter of Fiscal 2008 ending November 30, 2007, the Company purchased -0- shares of the Company’s common stock in the open market.

(2)	On January 5, 2006, May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock and on May 10, 2007 the Company announced plans to repurchase up to $5,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The January 5, 2006 plan was completed in May 2006. The May 4, 2006 plan was completed in July 2006. The May 25, 2006 plan was completed in May 2007. The Company plans to continue the May 10, 2007 plan until it has been completed.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None
Item 6. Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2007

3.2	By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	* Airport Development Agreement between The Grove, Inc. and the Registrant

31.1	* Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	* Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	* Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	* Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: January 8, 2008	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

EXHIBIT INDEX
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2007

3.2	By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	* Airport Development Agreement between The Grove, Inc. and the Registrant

31.1	* Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	* Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	* Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	* Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.