Form 10-K
period 2008-02-29
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2008-05-14
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
On April 30, 2008, there were 5,980,919 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Global Market on August 31, 2007) held by non-affiliates was $67,078,231. As of September 30, 2007 Hodges Capital Management, Inc. and affiliates held 1,024,123 shares of outstanding Common Stock. These shares have been excluded from the dollar value of Common Stock held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.
ITEM 1. BUSINESS
General
Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”, and sometimes referred to herein with the pronouns “we,” “us,” or “our”) is an international franchisor and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2008 there were 5 Company-owned and 329 franchised Rocky Mountain Chocolate Factory stores operating in 38 states, Canada, and the United Arab Emirates.
The Company believes approximately 50% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.
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
The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (75-72-69%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including products manufactured by the Company) (5-8-11%) and (iii) the collection of initial franchise fees and royalties from franchisees (20-20-20%). The Company’s revenues are derived from domestic (97-98-98%) and international (3-2-2%) sources. The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2008, 2007 and 2006, respectively.
According to the National Confectioners Association, the total U.S. candy market approximated $29.1 billion of retail sales in 2007 with chocolate generating sales of approximately $16.3 billion. According to the Department of Commerce, per capita consumption of chocolate in 2006 was approximately 14 pounds per year nationally and decreased 1% when compared to 2005.
Business Strategy
The Company’s objective is to build on its position as a leading international franchisor and manufacturer of high quality chocolate and other confectionery products. The Company continually seeks opportunities to profitably expand its business. To accomplish this objective, the Company employs a business strategy that includes the following elements:
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

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company’s in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2008, 197 stores incorporating the new design have been opened.
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
Increase Same Store Retail Sales at Existing Locations
The Company seeks to increase profitability of its store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2004	(0.6%)
2005	4.8%
2006	2.4%
2007	0.3%
2008	(0.9%)
The Company believes that the negative trend in fiscal 2008 was due to the overall weakening of the economy and retail environment. The Company experienced positive same store sales of 1.0% and 1.6% in its fiscal first and second quarters of 2008 followed by decreases in same store sales of (2.5%) and (4.7%) in its fiscal third and fourth quarters of fiscal 2008 compared with the same periods in fiscal 2007.
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
Increase Same Store Pounds Purchased by Existing Locations
In fiscal 2008, same store pounds purchased by franchisees decreased 9.1% compared to the prior fiscal year. The Company continues to add new products and focus its existing product lines in an effort to increase same store pounds purchased by existing locations. The Company believes the decrease in same store pounds purchased was due to a product mix shift from factory-made products to products made in the store such as caramel apples and fudge.
Enhanced Operating Efficiencies
The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years, include the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of its Company-owned and 182 of its franchised stores through March 31, 2008. These measures have significantly improved the Company’s ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores in fiscal 2002 has reduced the Company’s exposure to real estate risk, improved the Company’s operating margins and allowed the Company to increase its focus on franchising.

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
Name Recognition and New Market Penetration
The Company believes the visibility of its stores and the high foot traffic at many of its locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but recent growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased the Company’s name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through specialty markets also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through new distribution channels its name recognition will improve and benefit its entire store system.
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
In fiscal 2002, the Company launched its revised store design concept intended specifically for high foot traffic regional shopping centers. The revised store design concept is modern with crisp and clean site lines and an even stronger emphasis on the Company’s unique upscale kitchen. The Company is requiring that all new Rocky Mountain Chocolate Factory stores incorporate the revised store design concept. The Company also requires that key elements of the revised store design concept be incorporated into existing store design upon renewal of the Franchise Agreement, or transfer in store ownership.

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
The Company believes the kiosk concept enhances its franchise opportunity by providing more flexibility in support of existing franchisees’ expansion programs and allows new franchisees that otherwise would not qualify for an in-line location an opportunity to join the Rocky Mountain Chocolate Factory system. As of March 31, 2008 there were 18 kiosks in operation.
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
Outlet Centers
There are approximately 110 factory outlet centers in the United States, and as of February 29, 2008, there were Rocky Mountain Chocolate Factory stores in approximately 67 of these centers in over 25 states. The Company has established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for the Company’s stores, management believes the Company’s relationships with these developers will provide it with the opportunity to take advantage of attractive sites in new and existing outlet centers.
Tourist Areas, Street Fronts and Other Entertainment Oriented Shopping Centers
As of February 29, 2008, there were approximately 40 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company’s visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.
Regional Centers
There are approximately 1,400 regional centers in the United States, and as of February 29, 2008, there were Rocky Mountain Chocolate Factory stores in approximately 95 of these centers, including locations in the Mall of America in Bloomington, Minnesota; and Fort Collins, Colorado. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts. The Company’s new store concept is designed to unlock the potential of the regional center environment.
The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Twelve franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Atlanta International (Hartsfield-Jackson), two at Denver International Airport, one at Charlotte International Airport, one at Minneapolis International Airport, one at Phoenix Sky Harbor Airport, one at Salt Lake City International Airport, one at Dallas Fort Worth International Airport and three in Canada; one at Edmonton International Airport, one at Toronto Pearson International Airport and one at Vancouver International Airport.
On July 20, 2007 the Company entered into an exclusive airport development agreement (the “Agreement”) with The Grove, Inc. Pursuant to this Agreement, The Grove will have the exclusive right to open Rocky Mountain Chocolate Factory stores in all airports in the United States where there are no Rocky Mountain Chocolate Factory stores currently operating or under development. Additionally, the Agreement sets forth a commission on the initial franchise fee and future royalty revenue to be paid by the Company to The Grove, Inc. for any third-party, qualified, franchisees who develop an airport location under the Agreement. The Agreement expires on July 20, 2009 or upon 30 days written notice of default by the Franchisee.
Franchising Program
General
The Company’s franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company’s concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2008, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2008, there were 329 franchised stores in the Rocky Mountain Chocolate Factory system. See the audited financial statements and the related notes thereto included elsewhere in the report for a discussion of the revenues, profits or losses and total assets related to the franchising segment of the Company’s business.
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
In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2008, operated 38 stores under the agreement.
In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2008, operated 3 stores under this agreement.
In fiscal 2008, the Company entered into an airport development agreement with The Grove, Inc. Pursuant to this Agreement, The Grove will have the exclusive right to open Rocky Mountain Chocolate Factory stores in all airports in the United States where there are no Rocky Mountain

Chocolate Factory stores currently operating or under development. The Grove, Inc., as of March 31, 2008, operated 3 stores under this agreement.
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
Company Store Program
As of March 31, 2008 there were 5 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.
Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See “Franchising Program-Training and Support” and “Franchising Program-Quality Standards and Control.”
Manufacturing Operations
General
The Company manufactures its chocolate candies at its factory in Durango, Colorado. All products are produced consistent with the Company’s philosophy of using only the finest, highest quality ingredients to achieve its marketing motto of “the Peak of Perfection in Handmade Chocolates®.”
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

Employees
At February 29, 2008, the Company employed approximately 190 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization. The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.
Executive Officers
The executive officers of the Company and their ages at April 30, 2008 are as follows:

Name	Age	Position
Franklin E. Crail	66	Chairman of the Board, President and Director

Bryan J. Merryman	47	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Gregory L. Pope	41	Sr. Vice President — Franchise Development and Operations

Edward L. Dudley	44	Sr. Vice President — Sales and Marketing

William K. Jobson	52	Chief Information Officer

Jay B. Haws	58	Vice President — Creative Services

Virginia M. Perez	70	Corporate Secretary
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
Available Information
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
Adverse Changes in National or Regional U.S. Economic Conditions
Adverse economic changes could have a significant negative impact on U.S. consumer spending, particularly discretionary spending, which, in turn, could directly affect the Company’s overall revenues. Consumer confidence, recessionary and inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, energy prices, job growth and unemployment rates may impact the volume of customer traffic and level of sales in our locations. Negative trends in any of these economic conditions, whether national or regional in nature, could adversely affect our financial results, including our net sales and profitability.
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
Inflation — Costs of Ingredients and Labor
Inflationary factors such as increases in the costs of ingredients, energy and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on our increased costs to our customers.
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
None.

ITEM 2. PROPERTIES
The Company’s manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2008, the Company’s factory produced approximately 2.84 million pounds of chocolate candies, an increase of 4% from the approximately 2.73 million pounds produced in fiscal 2007. During fiscal 2008 the Company conducted a study of factory capacity. As a result of this study, the Company believes the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.
As of March 31, 2008, all of the 5 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from April 2008 to August 2017, some of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.
The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2008, the Company was the primary lessee at 3 of its 329 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Common Stock trades on the National Global Market which is part of The Nasdaq Stock Market under the trading symbol “RMCF”. On July 10, 2007 the Board of Directors declared a 5% stock dividend payable on July 31, 2007 to shareholders of record as of July 20, 2007. On February 19, 2008, the Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 14, 2008 to shareholders of record as of February 29, 2008.
The Company declared these stock and cash dividends because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company’s Common Stock. All of the following items in this Item 5. have been adjusted, where necessary, for the effects of the stock dividend.
Between January 9, 2008 and February 8, 2008, the Company repurchased 391,600 shares at an average price of $11.94. Between August 15, 2007 and August 28, 2007, the Company repurchased 16,000 shares at an average price of $15.96 per share. Between March 1, 2007 and May 15, 2007 the Company repurchased 76,335 shares at an average price of $13.12 per share. Between May 1, 2006 and February 28, 2007 the Company repurchased 253,141 shares at an average price of $12.94 per share. Between March 24, 2006 and April 28, 2006 the Company repurchased 74,249 shares at an average price of $14.90 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 185,429 Company shares at an average price of $14.63 per share. Between April 18 and April 20, 2005, the Company repurchased 18,529 Company shares at an average price of $13.28 per share.
The Company made these purchases because the Company felt that its Common Stock was undervalued and that such purchases would therefore be in the best interest of the Company and its stockholders.

The table below sets forth high and low price information for the Common Stock for each quarter of fiscal years 2008 and 2007, and dividend information.

Fiscal Year Ended February 29, 2008	HIGH	LOW	Dividends declared
Fourth Quarter	$17.69	$10.45	.1000
Third Quarter	$18.04	$15.40	.1000
Second Quarter	$18.00	$14.20	.0950
First Quarter	$15.18	$12.62	.0952

Fiscal Year Ended February 28, 2007	HIGH	LOW	Dividends declared
Fourth Quarter	$14.75	$12.65	.0857
Third Quarter	$14.26	$11.86	.0857
Second Quarter	$13.81	$11.11	.0762
First Quarter	$15.24	$12.14	.0762
On April 30, 2008 the closing price for the Common Stock was $12.30.
Holders
On April 30, 2008 there were approximately 400 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.
Repurchases
Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Approximate Dollar Value
	(a) Total Number	(b) Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs(1)	Programs(2)
December 2007	—	—	—	4,649,960
January 2008	141,600	12.63	141,600	2,861,373
February 2008	250,000	11.55	250,000	3,003,867
Total	391,600	11.94	391,600	3,003,867

(1)	During the fourth quarter of Fiscal 2008 ending February 29, 2008, the Company purchased 391,600 shares in the open market.

(2)	On January 5, 2006, May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock, on May 10, 2007 the Company announced plans to repurchase up to $5,000,000 of the Company’s common stock and on February 19, 2008 the Company announced plans to repurchase up to $3,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The January 5, 2006 plan was completed in May 2006. The May 4, 2006 plan was completed in July 2006. The May 25, 2006 plan was completed in May 2007. The May 10, 2007 plan was completed in February 2008. The Company plans to continue the February 19, 2008 plan until it has been completed.

Comparison of Return on Equity
          The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, in the Nasdaq Index, in the Russell 2000 Index and in a Peer Group Index of companies in the confectionery industry, on February 28, 2003.

	Base Period	Return	Return	Return	Return	Return
Company/Index Name	2/2003	2/2004	2/2005	2/2006	2/2007	2/2008

Rocky Mountain Chocolate Factory, Inc.	100.00	215.97	540.76	551.24	502.19	503.38
Nasdaq Index — US	100.00	152.22	154.10	172.40	183.46	172.24
Russell 2000 Index	100.00	164.41	180.08	209.95	230.67	201.98
Peer Group(l)	100.00	117.82	151.42	141.44	148.50	164.43

(1)	Comprised of the following companies: The Hershey Company, Imperial Sugar Company, Monterey Gourmet Foods, Inc., Paradise, Inc., Tootsie Roll Industries, Inc., Valhi, Inc. and Wrigley (Wm.), Jr. Company.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for the fiscal years ended February 28 or 29, 2004 through 2008, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(Amounts in thousands, except per share data)

		YEARS ENDED FEBRUARY 28 or 29,
	2008	2007	2006	2005	2004
Selected Statement of Operations Data
Total revenues	$31,878	$31,573	$28,074	$24,524	$21,133
Operating income	7,914	7,561	6,459	5,339	3,779
Net income	$4,961	$4,745	$4,065	$3,317	$2,319

Basic Earnings per Common Share	$.78	$.74	$.62	$.53	$.38

Diluted Earnings per Common Share	$.76	$.71	$.58	$.49	$.35
Weighted average common shares outstanding	6,341	6,432	6,582	6,307	6,147

Weighted average common shares outstanding, assuming dilution	6,501	6,659	7,009	6,806	6,619

Selected Balance Sheet Data
Working capital	$5,152	$7,503	$7,533	$8,008	$6,394
Total assets	16,147	18,456	19,057	19,248	17,967
Long-term debt	—	—	—	1,539	1,986
Stockholders’ equity	11,655	14,515	15,486	13,894	11,590

Cash Dividend Declared per Common Share	$.390	$.324	$.271	$.200	$.102
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 9% in the first quarter, second quarter and third quarter; 12% in the fourth quarter and 9% overall in fiscal 2008.
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
Accounts and Notes Receivable — In the normal course of business, the Company extends credit to customers, primarily franchisees, that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are often secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.
The Company recorded expense of approximately $48,000 per year for potential uncollectible accounts over the three-year period ended February 29, 2008. Write-offs of uncollectible accounts net of recoveries averaged approximately $54,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 2.6% to 4.4% of gross receivables.
Revenue Recognition — The Company recognizes revenue on sales of products to franchisees and other customers at the time of delivery. Through fiscal 2006, franchise fee revenue was recognized upon completion of all significant initial services provided to the franchisee and upon satisfaction of all material conditions of the franchise agreement. The initial $5,000 portion of the fee was recognized upon signing of the franchise agreement. The balance of the fee was recognized upon the franchisee’s commitment to a property lease. Beginning in fiscal 2007, franchise fee revenue is recognized upon the opening of the store. The Company also recognizes a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of fiscal year 2004, the Company modified its royalty structure. Under the current structure, the Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of fiscal 2004 the Company recognizes a royalty fee of five percent (5%) of franchised stores’ gross retail sales.
Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 29, 2008, the Company recorded expense averaging approximately $68,000 per year for potential inventory losses, or approximately 0.4% of total cost of sales for that period.
Goodwill — Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in fiscal 2008 showed no impairment of our goodwill.
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
Results of Operations
Fiscal 2008 Compared To Fiscal 2007
Results Summary
Basic earnings per share increased 5.4% from $.74 in fiscal 2007 to $.78 in fiscal 2008. Revenues increased 1.0% from fiscal 2007 to fiscal 2008. Operating income increased 4.7% from $7.6 million in fiscal 2007 to $7.9 million in fiscal 2008. Net income increased 4.6% from $4.7 million in fiscal 2007 to $5.0 million in fiscal 2008. The increase in revenue, earnings per share, operating income, and net income in fiscal 2008 compared to fiscal 2007 was due primarily to increased sales to specialty markets, increased number of franchised stores in operation and the corresponding increases in revenue.

Revenues

($’s in thousands)	2008	2007	Change	% Change
Factory sales	$23,758.2	$22,709.0	$1,049.2	4.6%
Retail sales	1,800.0	2,626.7	(826.7)	(31.5%)
Royalty and marketing fees	5,696.9	5,603.8	93.1	1.7%
Franchise fees	623.1	633.8	(10.7)	(1.7%)
Total	$31,878.2	$31,573.3	$304.9	1.0%

Factory Sales
Factory sales increased in fiscal 2008 compared to fiscal 2007 due to an increase of 28.8% in product shipments to specialty markets and growth in the average number of stores in operation to 324 in fiscal 2008 from 310 in fiscal 2007. Same store pounds purchased in fiscal 2008 were down approximately 9% from fiscal 2007, more than offsetting the increase in the average number of franchised stores in operation and mostly offsetting the increase in specialty market sales. The Company believes the decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores and softening in the retail sector of the economy.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of Company-owned stores in operation from 8 in fiscal 2007 to 5 in fiscal 2008. Same store sales at Company-owned stores increased 1.1% from fiscal 2007 to fiscal 2008.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation from 266 in fiscal 2007 to 281 in fiscal 2008 partially offset by a decrease in same store sales of 0.9%. Franchise fee revenues decreased due to a decrease in the number of franchises sold during the same period last year.
Costs and Expenses

				%
($’s in thousands)	2008	2007	Change	Change
Cost of sales — factory adjusted	$15,948.7	$14,942.9	$1,005.8	6.7%
Cost of sales — retail	729.8	1,045.7	(315.9)	(30.2%)
Franchise costs	1,498.7	1,570.0	(71.3)	(4.5%)
Sales and marketing	1,503.2	1,538.5	(35.3)	(2.3%)
General and administrative	2,505.7	2,538.7	(33.0)	(1.3%)
Retail operating	994.8	1,502.1	(507.3)	(33.8%)
Total	$23,180.9	$23,137.9	$43.0	0.2%
Adjusted Gross margin

				%
($’s in thousands)	2008	2007	Change	Change
Factory adjusted gross margin	$7,809.5	$7,766.1	$43.4	0.6%
Retail	1,070.2	1,581.0	(510.8)	(32.3%)
Total	$8,879.7	$9,347.1	$(467.4)	(5.0%)

(Percent)
Factory adjusted gross margin	32.9%	34.2%	(1.3%)	(3.8%)
Retail	59.5%	60.2%	(0.7%)	(1.2%)
Total	34.7%	36.9%	(2.2%)	(6.0%)
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

($’s in thousands)	2008	2007
Factory adjusted gross margin	$7,809.5	$7,766.1
Less: Depreciated and Amortization	389.3	412.6
Factory GAAP gross margin	$7,420.2	$7,353.5

Cost of Sales
Factory adjusted gross margin declined 130 basis points from fiscal 2007 to fiscal 2008 due primarily to increased costs and mix of product sold during fiscal 2008 versus fiscal 2007. Company-owned store margin declined 70 basis points from fiscal 2007 to fiscal 2008 due primarily to a change in mix of product sold associated with a decrease in the average number of company stores in operation.
Franchise Costs
The decrease in franchise costs is due to lower incentive compensation costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.7% in fiscal 2008 from 25.2% in fiscal 2007.
Sales and Marketing
The decrease in sales and marketing was due primarily to lower incentive compensation costs.
General and Administrative
The decrease in general and administrative costs is due primarily to lower incentive compensation costs related to Company performance. As a percentage of total revenues, general and administrative expenses decreased to 7.9% in fiscal 2008 compared to 8.0% in fiscal 2007.
Retail Operating Expenses
The decrease in retail operating expenses was due primarily to a decrease in the average number of Company-owned stores during fiscal 2008 versus fiscal 2007. Retail operating expenses, as a percentage of retail sales, decreased from 57.2% in fiscal 2007 to 55.3% in fiscal 2008 due to a larger decrease in costs relative to the decrease in revenues associated with a decrease in the average number of Company stores in operation.
Depreciation and Amortization
Depreciation and amortization of $783,000 in fiscal 2008 decreased 10.4% from $874,000 incurred in fiscal 2007 due to the sale or closure of four Company-owned stores and certain assets becoming fully depreciated.
Other, Net
Other, net of $101,000 realized in fiscal 2008 represents an increase of $34,000 from the $67,000 realized in fiscal 2007, due primarily to higher average outstanding balances of invested cash during fiscal 2008. Notes receivable balances and related interest income declined in fiscal 2008 because of two notes maturing or being paid in full compared with fiscal 2007. The Company also incurred interest expense related to use of an operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in fiscal 2008 was 38.1% which is an increase of 0.3% compared to fiscal 2007. The increase in the effective tax rate is primarily due to increased income in states with higher income tax rates.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007 with no impact on the Company’s financial statements.
Fiscal 2007 Compared To Fiscal 2006
Results Summary
Basic earnings per share increased 18.5% from $.62 in fiscal 2006 to $.74 in fiscal 2007. Revenues increased 12.5% from fiscal 2006 to fiscal 2007. Operating income increased 17.1% from $6.5 million in fiscal 2006 to $7.6 million in fiscal 2007. Net income increased 16.7% from $4.1 million in fiscal 2006 to $4.7 million in fiscal 2007. The increase in revenue, earnings per share, operating income, and net income in fiscal 2007 compared to fiscal 2006 was due primarily to increased number of franchised stores in operation, increased sales to speciality markets and the corresponding increases in revenue.
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
Costs and Expenses

				%
($’s in thousands)	2007	2006	Change	Change
Cost of sales — factory adjusted	$14,942.9	$12,732.3	$2,210.6	17.4%
Cost of sales — retail	1,045.7	1,224.3	(178.6)	(14.6%)
Franchise costs	1,570.0	1,466.3	103.7	7.1%
Sales and marketing	1,538.5	1,321.0	217.5	16.5%
General and administrative	2,538.7	2,239.1	299.6	13.4%
Retail operating	1,502.1	1,755.7	(253.6)	(14.4%)
Total	$23,137.9	$20,738.7	$2,399.2	11.6%
Adjusted Gross margin

				%
($’s in thousands)	2007	2006	Change	Change
Factory adjusted gross margin	$7,766.1	$6,564.9	$1,201.2	18.3%
Retail	1,581.0	1,821.7	(240.7)	(13.2%)
Total	$9,347.1	$8,386.6	$960.5	11.5%

(Percent)
Factory adjusted gross margin	34.2%	34.0%	0.2%	0.6%
Retail	60.2%	59.8%	0.4%	0.7%
Total	36.9%	37.5%	(0.6%)	(1.6%)
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
Liquidity and Capital Resources
As of February 29, 2008, working capital was $5.2 million compared with $7.5 million as of February 28, 2007. The change in working capital was due primarily to operating results less the payment of $2.4 million in cash dividends and the repurchase and retirement of $5.9 million of the Company’s common stock.
Cash and cash equivalent balances decreased from $2.8 million as of February 28, 2007 to $676,000 as of February 29, 2008 as a result of cash flows generated by operating and investing activities being less than cash flows used in financing activities. The Company’s current ratio was 2.35 to 1 at February 29, 2008 in comparison with 3.30 to 1 at February 28, 2007. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million credit line, of which $4.7 million was available (subject to certain borrowing base limitations) as of February 29, 2008, secured by substantially all of the Company’s assets except retail store assets. The credit line is subject to renewal in July, 2008.
The table below presents significant contractual obligations of the Company at February 29, 2008.

(Amounts in thousands)	Less than			After 5
Contractual Obligations	1 year	1-3 Years	4-5 years	years	Total
Line of credit	300	—	—	—	300
Notes payable	—	—	—	—	—
Operating leases	418	621	203	52	1,294
Other long-term obligations	87	141	150	386	764
Total Contractual cash obligations	805	762	353	438	2,358
For fiscal 2009, the Company anticipates making capital expenditures of approximately $500,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for fiscal 2009. If necessary, the Company has available bank lines of credit to help meet these requirements.
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
The Company has a $5.0 million bank line of credit that bears interest at a variable rate. As of February 29, 2008, $300,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.
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
Durango, Colorado
We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 29, 2008 and February 28, 2007, and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 29, 2008. Our audits also included the financial statement schedule II for each of the three years in the period ended February 29, 2008. We also have audited the Company’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for each of the three years in the period ended February 29, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of February 29, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Ehrhardt Keefe Steiner & Hottman PC
May 14, 2008
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 OR 29
	2008	2007	2006
Revenues
Sales	$25,558,198	$25,335,739	$22,343,209
Franchise and royalty fees	6,319,985	6,237,594	5,730,403
Total revenues	31,878,183	31,573,333	28,073,612

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $389,273, $412,546 and $381,141, respectively	16,678,472	15,988,620	13,956,550
Franchise costs	1,498,709	1,570,026	1,466,322
Sales & marketing	1,503,224	1,538,476	1,320,979
General and administrative	2,505,676	2,538,667	2,239,109
Retail operating	994,789	1,502,134	1,755,738
Depreciation and amortization	782,951	873,988	875,940

Total costs and expenses	23,963,821	24,011,911	21,614,638

Operating Income	7,914,362	7,561,422	6,458,974

Other Income (Expense)
Interest expense	(1,566)	—	(19,652)
Interest income	102,360	67,071	95,360
Other, net	100,794	67,071	75,708

Income Before Income Taxes	8,015,156	7,628,493	6,534,682

Income Tax Expense	3,053,780	2,883,575	2,470,110

Net Income	$4,961,376	$4,744,918	$4,064,572

Basic Earnings per Common Share	$.78	$.74	$.62

Diluted Earnings per Common Share	$.76	$.71	$.58

Weighted Average Common Shares Outstanding	6,341,286	6,432,123	6,581,612
Dilutive Effect of Employee Stock Options	159,386	227,350	427,780
Weighted Average Common Shares Outstanding, Assuming Dilution	6,500,672	6,659,473	7,009,392
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28 or 29
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$675,642	$2,830,175
Accounts receivable, less allowance for doubtful accounts of $114,271 and $187,519, respectively	3,801,172	3,756,212
Notes receivable	22,435	50,600
Refundable income taxes	63,357	—
Inventories, less reserve for slow moving inventory of $194,719 and $147,700, respectively	4,015,459	3,482,139
Deferred income taxes	117,846	272,871
Other	267,184	367,420
Total current assets	8,963,095	10,759,417

Property and Equipment, Net	5,665,108	5,754,122

Other Assets
Notes receivable	205,916	310,453
Goodwill, net	939,074	939,074
Intangible assets, net	276,247	349,358
Other	98,020	343,745
Total other assets	1,519,257	1,942,630

Total assets	$16,147,460	$18,456,169
Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit	$300,000	$—
Accounts payable	1,710,380	898,794
Accrued salaries and wages	430,498	931,614
Other accrued expenses	467,543	585,402
Dividend payable	599,473	551,733
Deferred income	303,000	288,500
Total current liabilities	3,810,894	3,256,043

Deferred Income Taxes	681,529	685,613

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.03 par value; 100,000,000 shares authorized; 100,000,000 and 5,980,919, 6,418,905 shares issued and outstanding, respectively	179,428	192,567
Additional paid-in capital	7,047,142	6,987,558
Retained earnings	4,428,467	7,334,388
Total stockholders’ equity	11,655,037	14,514,513

Total liabilities and stockholders’ equity	$16,147,460	$18,456,169
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2008	2007	2006
Common Stock
Balance at beginning of year	$192,567	$197,881	$193,301
Repurchase and retirement of common stock	(14,518)	(9,822)	(6,119)
Issuance of common stock	—	26	55
Exercise of stock options and other	1,379	4,482	10,644
Balance at end of year	179,428	192,567	197,881

Additional Paid-In Capital
Balance at beginning of year	6,987,558	10,363,107	11,041,971
Repurchase and retirement of common stock	(5,918,087)	(4,371,268)	(2,952,323)
Stock dividends declared	5,415,148	—	—
Costs related to stock splits and dividends	(9,647)	—	(8,902)
Issuance of common stock	—	15,797	37,444
Exercise of stock options and other	388,290	819,992	1,062,085
Tax benefit from employee stock transactions	183,880	159,930	1,182,830
Balance at end of year	7,047,142	6,987,558	10,363,107

Retained Earnings
Balance at beginning of year	7,334,388	4,924,830	2,658,298
Net income	4,961,376	4,744,918	4,064,572
Stock dividends declared	(5,415,148)	—	—
Cash dividends declared	(2,452,149)	(2,078,208)	(1,798,040)
Adoption of SAB 108	—	(257,152)	—
Balance at end of year	4,428,467	7,334,388	4,924,830

Total Stockholders’ Equity	$11,655,037	$14,514,513	$15,485,818

Common Shares
Balance at beginning of year	6,418,905	6,596,016	6,443,354
Repurchase and retirement of common stock	(483,935)	(327,390)	(203,958)
Issuance of common stock	—	876	1,840
Exercise of stock options and other	45,949	149,403	354,780
Balance at end of year	5,980,919	6,418,905	6,596,016
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$4,961,376	$4,744,918	$4,064,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782,951	873,988	875,940
Provision for loss on accounts receivable	75,000	70,000	—
Provision for inventory loss	90,000	70,000	45,000
Loss on sale of assets	34,744	101	37,411
Expense recorded for stock options	58,355	201,269	—
Deferred income taxes	150,941	(133,432)	4,195
Changes in operating assets and liabilities:
Accounts receivable	(117,460)	(711,456)	(445,921)
Refundable income taxes	(63,357)	—	364,630
Inventories	(623,320)	(613,905)	(461,207)
Other assets	76,891	104,843	(236,640)
Accounts payable	811,586	(246,616)	56,934
Income taxes payable	(167,965)	(33,729)	(824,860)
Accrued liabilities	(449,784)	452,255	602,187
Deferred income	14,500	5,000	—
Net cash provided by operating activities	5,634,458	4,783,236	4,082,241

Cash Flows From Investing Activities:
Additions to notes receivable	—	(124,452)	—
Proceeds received on notes receivable	132,702	211,143	345,442
Proceeds (expense) from sale or distribution of assets	29,382	434,335	(4,395)
Decrease in other assets	158,826	(134,221)	15,748
Purchase of property and equipment	(578,433)	(201,037)	(1,300,314)
Net cash provided by (used in) investing activities	(257,523)	185,768	(943,519)

Cash Flows From Financing Activities:
Net change in line of credit	300,000	—	—
Payments on long-term debt	—	—	(1,665,084)
Costs of stock split or dividend	(9,647)	—	(8,902)
Issuance of common stock	331,313	623,206	1,072,729
Tax benefit of stock option exercise	183,880	159,930	1,182,830
Repurchase and redemption of common stock	(5,932,605)	(4,381,090)	(2,958,441)
Dividends paid	(2,404,409)	(2,030,625)	(1,710,980)
Net cash used in financing activities	(7,531,468)	(5,628,579)	(4,087,848)

Net Decrease In Cash And Cash Equivalents	(2,154,533)	(659,575)	(949,126)

Cash And Cash Equivalents At Beginning Of Year	2,830,175	3,489,750	4,438,876

Cash And Cash Equivalents At End Of Year	$675,642	$2,830,175	$3,489,750
The accompanying notes are an integral part of these statements.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at February 29, 2008:

	Sold, Not Yet
	Open	Open	Total
Company owned stores	—	5	5
Franchise stores — Domestic stores	14	266	280
Franchise stores — Domestic kiosks	—	18	18
Franchise stores — International	—	41	41
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits, approximately $257,000 at February 29, 2008.
Accounts and Notes Receivable
At the time that accounts, notes and royalties receivable are originated, the Company considers a reserve for doubtful accounts. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. At February 29, 2008, the Company has $228,000 of notes receivable outstanding. The notes require monthly payments and bear interest at rates ranging from 8.0% to 8.5%. The notes mature through February 2012 and are secured by the assets financed.
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
Franchise and Royalty Fees
Franchise fee revenue is recognized upon opening of the franchise store. Also see Note 14 to these financial statements. In addition to the initial franchise fee, The Company also recognizes a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of fiscal year 2004, the Company modified its royalty structure. Under the current structure, the Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of fiscal 2004 the Company recognizes a royalty fee of five percent (5%) of franchised stores’ gross retail sales.
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
Vulnerability Due to Certain Concentrations
As of February 29, 2008, the Company had notes receivable of approximately $228,000 due from two franchisees. The notes are collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from these locations.
Stock-Based Compensation
At February 29, 2008, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock options.
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
The Company recognized $33,198 related equity-based compensation expense during the year ended February 29, 2008. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $25,158 for the year ended February 29, 2008 related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. The excess tax benefit included in net cash provided by financing activities for the years ended February 28 or 29, 2008, 2007 and 2006 was $183,880, $159,930 and $1,182,830 respectively.
The weighted-average fair value of stock options granted during the years ended February 28, 29, 2008 and 2007 was $2.69 and $0 per share, respectively. As of February 29, 2008, there was $0 of unrecognized compensation cost related to non-vested share-based compensation.

	2008	2007	2006
Net Income — as reported	$4,961	$4,745	$4,065
Stock-based compensation expense included in reported net income, net of tax	—	—	43
Deduct stock-based compensation expense determined under fair value based method, net of tax	—	—	(676)
Net Income — pro forma	4,961	4,745	3,432
Basic Earnings per Share-as reported	.78	.74	.62
Diluted Earnings per Share-as reported	.76	.71	.58
Basic Earnings per Share-pro forma	.78	.74	.52
Diluted Earnings per Share-pro forma	.76	.71	.49
Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2008, 2007 and 2006, 136,119, 140,389, and 144,186 stock options were excluded from diluted shares as their affect was anti-dilutive.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Total advertising expense amounted to $261,663, $308,052, and $354,367 for the fiscal years ended February 28 or 29, 2008, 2007 and 2006, respectively.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation.

NOTE 2 — INVENTORIES
Inventories consist of the following at February 28 or 29:

	2008	2007
Ingredients and supplies	$1,985,929	$1,730,850
Finished candy	2,029,530	1,751,289
	$4,015,459	$3,482,139
NOTE 3 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following at February 28 or 29:

	2008	2007
Land	$513,618	$513,618
Building	4,717,230	4,717,230
Machinery and equipment	6,855,408	6,284,433
Furniture and fixtures	699,473	673,194
Leasehold improvements	428,937	418,764
Transportation equipment	350,714	350,714
	13,565,380	12,957,953

Less accumulated depreciation	7,900,272	7,203,831

Property and equipment, net	$5,665,108	$5,754,122
NOTE 4 — LINE OF CREDIT AND LONG-TERM DEBT
Line of Credit
At February 29, 2008 the Company had a $5.0 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (5.50% at February 29, 2008). At February 29, 2008, $4.7 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 29, 2008 the Company was in compliance with all such covenants. The credit line is subject to renewal in July, 2008.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Operating leases
The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.
The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2009	$159,000
2010	207,000
2011	171,000
2012	100,000
2013	103,000
Thereafter	52,000
Total	$792,000
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

NOTE 5 — COMMITMENTS AND CONTINGENCIES — CONTINUED

2009	$87,300
2010	69,700
2011	71,800
2012	73,900
2013	76,100
Thereafter	386,300
$765,100
The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2008	2007	2006
Minimum rentals	$336,859	$438,797	$611,535
Less sublease rentals	(100,900)	(108,200)	(239,300)
Contingent rentals	22,476	26,640	23,921
	$258,435	$357,237	$396,156
In fiscal year 2008 the Company entered into an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2009	$102,000
2010	102,000
2011	34,000
$238,000
The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2009	$157,000
2010	58,200
2011	48,500
$263,700
The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2008	2007	2006
222,682	187,599	308,719
Purchase contracts
The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $1,825,517 of raw materials under such agreements.
Contingencies
The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 — INCOME TAXES
Income tax expense is comprised of the following for the years ending February 28 or 29:

	2008	2007	2006
Current
Federal	$2,435,496	$2,533,401	$2,147,826
State	467,342	483,605	318,089
Total Current	2,902,838	3,017,007	2,465,915

Deferred
Federal	131,776	(120,018)	3,774
State	19,166	(13,414)	421
Total Deferred	150,942	(133,432)	4,195
Total	$3,053,780	$2,883,575	$2,470,110
A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2008	2007	2006
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.0%	4.1%	3.2%
Other	0.1%	(0.3%)	.6%
Effective Rate	38.1%	37.8%	37.8%
The components of deferred income taxes at February 28 or 29 are as follows:

	2008	2007
Deferred Tax Assets
Allowance for doubtful accounts and notes	$43,538	$70,882
Inventories	74,188	55,831
Accrued compensation	34,512	42,701
Loss provisions and deferred income	—	143,925
Self insurance accrual	20,214	15,368
Amortization, design costs	74,649	67,208
	247,101	395,915
Deferred Tax Liabilities
Depreciation and amortization	(803,066)	(808,657)
Loss provisions and deferred income	(7,718)	—
Net deferred tax liability	$(563,683)	$(412,742)

Current deferred tax assets	$117,846	$272,871
Non-current deferred tax liabilities	(681,529)	(685,613)
Net deferred tax liability	$(563,683)	$(412,742)
The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before fiscal year 2004.
Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets as of February 29, 2008.
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company adopted FIN No. 48 as of March 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s balance sheet or statement of income.
The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 29, 2008 and February 28, 2007.

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
Stock Repurchases
Between January 9, 2008 and February 8, 2008, the Company repurchased 391,600 shares at an average price of $11.94. Between August 15, 2007 and August 28, 2007, the Company repurchased 16,000 shares at an average price of $15.96 per share. Between March 1, 2007 and May 15, 2007 the Company repurchased 76,335 shares at an average price of $13.12 per share. Between May 1, 2006 and February 28, 2007 the Company repurchased 253,141 shares at an average price of $12.94 per share. Between March 24, 2006 and April 28, 2006 the Company repurchased 74,249 shares at an average price of $14.90 per share. Between October 7, 2005 and February 3, 2006 the Company repurchased 185,429 Company shares at an average price of $14.63 per share. Between April 18 and April 20, 2005, the Company repurchased 18,529 Company shares at an average price of $13.28 per share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.0643 per common share on March 16, 2005, June 16, 2005 and September 16, 2005 to shareholders of record on March 11, 2005, June 3, 2005 and September 1, 2005 respectively. The Company paid a quarterly cash dividend of $0.0667 per common share on December 16, 2005 to shareholders of record on December 1, 2005. The Company paid a quarterly cash dividend of $0.0762 per common share on March 16, 2006, June 16, 2006 and September 16, 2006 to shareholders of record on March 8, 2006, June 2, 2006 and September 1, 2006, respectively. The Company paid a quarterly cash dividend of $0.0857 per common share on December 15, 2006 and March 16, 2007 to shareholders of record on December 1, 2006 and March 2, 2007. The Company paid a quarterly cash dividend of $0.0952 per common share on June 15, 2007 to shareholders of record on June 1, 2007. The Company paid a quarterly cash dividend of $0.0950 per common share on September 14, 2007 to shareholders of record on September 4, 2007. The Company paid a quarterly cash dividend of $0.10 per common share on December 14, 2007 and March 14, 2008 to shareholders of record on December 3, 2007 and February 29, 2008.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 — STOCK OPTION PLANS
In fiscal 2008 shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options; stock appreciation rights; stock awards, restricted stock, and stock units; performance shares and performance units; other stock or cash based awards. As of February 29, 2008, no awards had been made under the 2007 Plan and 391,325 shares of common stock is available for award under the plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans and 5,985 shares forfeited under suspended plans.
Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”)the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 970,200, 441,000, 279,720 and 299,060 shares, respectively, of the Company’s common stock were previously authorized to be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 68,875, 292,446, 0 and 38,808 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 29, 2008. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2008	2007	2006
Expected dividend yield	2.60%	n/a	2.18%
Expected stock price volatility	20%	n/a	30%
Risk-free interest rate	4.69%	n/a	4.5%
Expected life of options	5 years	n/a	5 years
Information with respect to options outstanding under the Plans at February 29, 2008, and changes for the three years then ended was as follows:

	2008
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	440,041	$9.80
Granted	12,936	13.16
Exercised	(45,813)	7.23
Forfeited	(7,035)	18.69
Outstanding at end of year	400,129	$10.05

Options exercisable at February 29, 2008	400,129	$10.05

	2007
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	604,670	$8.61
Granted	—	—
Exercised	(149,404)	4.17
Forfeited	(15,225)	17.83
Outstanding at end of year	440,041	$9.80

Options exercisable at February 28, 2007	440,041	$9.80

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	808,500	$4.47
Granted	157,122	17.28
Exercised	(354,778)	3.02
Forfeited	(6,174)	7.41
Outstanding at end of year	604,670	8.61

Options exercisable at February 28, 2006	604,670	$8.61

Weighted average fair value per share of options granted during 2008, 2007 and 2006 were $2.69, $0 and $3.03, respectively.

NOTE 8 — STOCK OPTION PLANS — CONTINUED
Additional information about stock options outstanding at February 29, 2008 is summarized as follows:

		Options Outstanding
	Number	Weighted average remaining	Weighted average
Range of exercise prices	exercisable	contractual life	exercise price
$1.527 to 3.748	68,875	4.17	3.35
$5.857 to 7.415	189,630	6.22	7.38
$13.162 to 20.571	141,624	6.76	16.87
NOTE 9 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company has five Company-owned stores. Company-owned stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs, provision for loss on accounts and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
FY 2008
Total revenues	$8,119,957	$25,531,054	—	$33,651,011
Intersegment revenues	—	(1,772,828)	—	(1,772,828)
Revenue from external customers	8,119,957	23,758,226	—	31,878,183
Segment profit (loss)	3,416,155	7,190,535	(2,591,534)	8,015,156
Total assets	2,341,722	11,494,058	2,311,680	16,147,460
Capital expenditures	25,835	415,377	137,221	578,433
Total depreciation & amortization	186,865	410,660	185,426	782,951

FY 2007
Total revenues	$8,864,314	$24,656,272	$—	$33,520,596
Intersegment revenues	—	(1,947,253)	—	(1,947,253)
Revenue from external customers	8,864,314	22,709,019	—	31,573,333
Segment profit (loss)	3,222,840	7,084,812	(2,679,159)	7,628,493
Total assets	2,438,225	10,660,079	5,357,865	18,456,169
Capital expenditures	32,703	108,372	59,962	201,037
Total depreciation & amortization	233,346	434,398	206,244	873,988

FY 2006
Total revenues	$8,776,429	$21,035,748	$—	$29,812,177
Intersegment revenues	—	(1,738,565)	—	(1,738,565)
Revenue from external customers	8,776,429	19,297,183	—	28,073,612
Segment profit (loss)	2,986,944	5,884,990	(2,337,252)	6,534,682
Total assets	2,964,486	10,209,790	5,883,204	19,057,480
Capital expenditures	90,757	878,871	330,686	1,300,314
Total depreciation & amortization	264,658	406,494	204,788	875,940
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
For the three years ended February 28 or 29:

	2008	2007	2006
Interest paid	$1,566	$—	$19,872
Income taxes paid	2,950,281	2,890,807	560,485

Non-Cash Operating Activities:

Revenue Recognition Changes (Note 14)
Accounts receivable	$—	$(129,928)	$—
Income taxes payable	—	156,276	—
Deferred income	—	(283,500)	—
Retained earnings	—	257,152	—

Non-Cash Investing Activities:

Dividend payable	$47,740	$47,583	$87,060
Issue stock for rights and services	—	15,822	37,500
Fair value of assets received upon settlement of notes and accounts receivable:
Store to be operated	—	—	200,000
Inventory	—	—	3,815
Note receivable	—	—	153,780

NOTE 11 — EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2008, 2007 and 2006, the Company’s contribution was approximately $41,000, $40,000, and $46,000, respectively, to the plan.
NOTE 12 — SUMMARIZED QUARTERLY DATA (UNAUDITED)
Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2008 and 2007:

			Fiscal Quarter
	First	Second	Third	Fourth	Total
2008
Total revenue	$7,278,885	$7,548,079	$8,765,471	$8,285,748	$31,878,183
Gross margin before depreciation	2,123,512	2,324,799	2,222,255	2,209,160	8,879,726
Net income	1,031,617	1,333,353	1,265,555	1,330,851	4,961,376
Basic earnings per share	.16	.21	.20	.21	.78
Diluted earnings per share	.16	.20	.19	.21	.76

			Fiscal Quarter
	First	Second	Third	Fourth	Total
2007
Total revenue	$6,768,412	$6,779,569	$9,094,436	$8,930,916	$31,573,333
Gross margin before depreciation	2,012,762	2,071,381	2,622,621	2,640,355	9,347,119
Net income	930,541	1,039,790	1,331,795	1,442,792	4,744,918
Basic earnings per share	.14	.16	.21	.22	.74
Dilute earnings per share	.14	.16	.20	.22	.71
The Company has evaluated the impact of changes to revenue recognition on a quarterly basis and determined that the change is not significant to the results of any quarter. See Note 14 to the Consolidated Financial Statements.
NOTE 13 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following at February 28 or 29:

		2008		2007
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	127,314	205,777	106,204
Packaging licenses	3-5 Years	120,830	109,164	120,830	104,164
Packaging design	10 Years	430,973	264,855	430,973	217,854
Trademark	—	20,000	—	20,000	—
Total		777,580	501,333	777,580	428,222

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,011,458	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,601,458	662,384	1,601,458	662,384

Total intangible assets		$2,379,038	$1,163,717	$2,379,038	$1,090,606
Amortization expense related to intangible assets totaled $73,111, $73,111, and $77,092 during the fiscal year ended February 28 or 29, 2008, 2007 and 2006. The aggregate estimated amortization expense for intangible assets remaining as of February 29, 2008 is as follows:

2009	73,100
2010	73,100
2011	64,400
2012	37,700
2013	7,000
Thereafter	947
Total	256,247
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
Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 29, 2008, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2008.
Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 29, 2008, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 29, 2008.
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
Attestation Report of the Registered Public Accounting Firm — The operating effectiveness of our internal control over financial reporting as of February 29, 2008 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION
None
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.
The information required by this item with respect to directors will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 30, 2008 under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 30, 2008 is under the caption “Executive Compensation” and is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 30, 2008 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by this reference.
The following table provides information with respect to the Company’s equity compensation plans as of February 29, 2008.
Equity Compensation Plan Information

Number of
securities to be
	issued upon exercise	Weighted average	Number of
	of outstanding	exercise price of	securities remaining
	options, warrants and	outstanding options,	available for future
Plan category	rights	warrants and rights	issuance
Equity compensation plans approved by security holders	400,129	$10.05	391,325
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	400,129	$10.05	391,325
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 30, 2008 is under the caption “Certain Transactions” is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 30, 2008 is under the caption “Principal Accountant Fees and Services” is incorporated herein by this reference.

PART IV.
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
     1. Financial Statements
     2. Financial Statement Schedules

Page
SCHEDULE II — Valuation and Qualifying Accounts	47

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 29, 2008 Valuation Allowance for Accounts and Notes Receivable	187,519	75,000	148,248	114,271

Year Ended February 28, 2007 Valuation Allowance for Accounts and Notes Receivable	98,925	70,000	(18,594)	187,519

Year Ended February 29, 2006 Valuation Allowance for Accounts and Notes Receivable	132,646	-0-	33,721	98,925

3. Exhibits

Exhibit
Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28,2007

3.2	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2007 between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2007 and Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006.

10.1	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Airport Development Agreement between The Grove, Inc. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2007

10.3	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2007

10.4	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.4	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.5	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007.

10.6	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.7	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

Exhibit
Number	Description	Incorporated by Reference to

Exhibits — continued

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	2000 Nonqualified Stock Option Plan for Nonemployee Directors	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.11	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.12	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 14, 2008	/S/ Bryan J. Merryman BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2008	/S/ Franklin E. Crail FRANKLIN E. CRAIL
Chairman of the Board of Directors, President, and Director (principal executive officer)

Date: May 14, 2008	/S/ Bryan J. Merryman BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)

Date: May 14, 2008	/S/ Gerald A. Kien GERALD A. KIEN, Director

Date: May 14, 2008	/S/ Lee N. Mortenson LEE N. MORTENSON, Director

Date: May 14, 2008	/S/ Fred M. Trainor FRED M. TRAINOR, Director

Date: May 14, 2008	/S/ Clyde Wm. Engle CLYDE Wm. ENGLE, Director

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28,2007

3.2	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2007 between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2007 and Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006

4.3	Promissory Note dated July 31, 2006 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 4.4 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2006.

10.1	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Airport Development Agreement between The Grove, Inc. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2007

10.3	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2007

10.4	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.4	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.5	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007.

10.6	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.7	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

Exhibit
Number	Description	Incorporated by Reference to

EXHIBIT INDEX — continued

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.11	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.12	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.