Form 10-Q
period 2008-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2008-07-10
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
On June 30, 2008 the registrant had outstanding 5,984,919 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,
	2008	2007
Revenues
Sales	$5,450,285	$5,912,721
Franchise and royalty fees	1,610,190	1,366,164
Total revenues	7,060,475	7,278,885

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $96,952 and $95,120, respectively	3,696,954	3,789,209
Franchise costs	319,528	422,599
Sales and marketing	390,625	358,870
General and administrative	625,131	644,059
Retail operating	212,054	246,804
Depreciation and amortization	198,511	192,290

Total costs and expenses	5,442,803	5,653,831

Income from Operations	1,617,672	1,625,054

Other Income (Expense)
Interest expense	(3,868)	—
Interest income	8,129	33,493
Other, net	4,261	33,493

Income Before Income Taxes	1,621,933	1,658,547

Income Tax Provision	617,960	626,930

Net Income	$1,003,973	$1,031,617

Basic Earnings per Common Share	$.17	$.16
Diluted Earnings per Common Share	$.16	$.16

Weighted Average Common Shares Outstanding	5,981,441	6,380,523
Dilutive Effect of Stock Options	127,278	157,470
Weighted Average Common Shares Outstanding, Assuming Dilution	6,108,719	6,537,993
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	May 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$924,183	$675,642
Accounts receivable, less allowance for doubtful accounts of $147,107 and $114,271, respectively	3,576,989	3,801,172
Notes receivable	22,594	22,435
Refundable income taxes	—	63,357
Inventories, less reserve for obsolete inventory of $219,833 and $194,719, respectively	3,784,557	4,015,459
Deferred income taxes	117,846	117,846
Other	463,753	267,184
Total current assets	8,889,922	8,963,095

Property and Equipment, Net	5,547,621	5,665,108

Other Assets
Notes receivable	203,959	205,916
Goodwill, net	939,074	939,074
Intangible assets, net	257,969	276,247
Other	140,620	98,020
Total other assets	1,541,622	1,519,257

Total assets	$15,979,165	$16,147,460

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$—	$300,000
Accounts payable	938,902	1,710,380
Accrued salaries and wages	475,689	430,498
Other accrued expenses	937,954	467,543
Dividend payable	599,873	599,473
Deferred income	239,000	303,000
Total current liabilities	3,191,418	3,810,894

Deferred Income Taxes	681,529	681,529

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 5,984,919 and 5,980,919 issued and outstanding, respectively	179,548	179,428
Additional paid-in capital	7,094,102	7,047,142
Retained earnings	4,832,568	4,428,467
Total stockholders’ equity	12,106,218	11,655,037

Total liabilities and stockholders’ equity	$15,979,165	$16,147,460
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended May 31,
	2008	2007
Cash Flows From Operating activities
Net income	$1,003,973	$1,031,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,510	192,290
Provision for obsolete inventory	30,000	15,000
Provision for loss on accounts and notes receivable	33,000	—
Loss (gain) on sale of property and equipment	18,384	(775)
Expense recorded for stock compensation	47,080	33,198
Changes in operating assets and liabilities:
Accounts receivable	185,439	200,311
Inventories	200,902	(496,702)
Other current assets	(202,792)	(95,299)
Accounts payable	(771,478)	395,014
Accrued liabilities	578,959	(56,975)
Deferred income	(64,000)	68,500
Net cash provided by operating activities	1,257,977	1,286,179

Cash Flows From Investing Activities
Proceeds received on notes receivable	1,798	14,304
Proceeds from sale or distribution of assets	4,410	—
Purchases of property and equipment	(75,173)	(129,883)
(Increase) Decrease in other assets	(41,000)	2,645
Net cash used in investing activities	(109,965)	(112,934)

Cash Flows From Financing Activities
Net change in line of credit	(300,000)	—
Repurchase of stock	—	(1,001,148)
Proceeds from exercise of stock options	—	193,128
Dividends paid	(599,471)	(551,733)
Net cash used in financing activities	(899,471)	(1,359,753)

Net Increase (Decrease) in Cash and Cash Equivalents	248,541	(186,508)

Cash and Cash Equivalents, Beginning of Period	675,642	2,830,175

Cash and Cash Equivalents, End of Period	$924,183	$2,643,667
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM (UNAUDITED) FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at May 31, 2008:

	Sold, Not
	Yet Open	Open	Total
Company owned stores	—	4	4
Franchise stores — Domestic stores	12	267	279
Franchise Stores — Domestic kiosks	—	17	17
Franchise units — International	—	41	41
	12	329	341
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.
Stock-Based Compensation
At May 31, 2008, the Company had stock-based compensation plans for employees and nonemployee directors that authorized the granting of stock awards.
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
The Company recognized total equity-based compensation expense of $47,080 for the quarter ended May 31, 2008. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the first quarter ended May 31, 2008.
There were no options granted during the three-month period ended May 31, 2008. The weighted-average fair value of stock options granted during the three-month periods ended May 31, 2007 was $2.69. As of May 31, 2008, there was $0 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2008.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended
	May 31,
	2008	2007
Expected dividend yield	n/a	2.60%
Expected stock price volatility	n/a	20%
Risk-free interest rate	n/a	4.7%
Expected life of options	n/a	5 years
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2008 and 2007 141,624 and 138,663 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	May 31, 2008	February 29, 2008

Ingredients and supplies	$1,840,306	$1,985,929
Finished candy	1,944,251	2,029,530
Total inventories	$3,784,557	$4,015,459
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	May 31, 2008	February 29, 2008

Land	$513,618	$513,618
Building	4,707,381	4,717,230
Machinery and equipment	6,848,435	6,855,408
Furniture and fixtures	657,664	699,473
Leasehold improvements	347,124	428,937
Transportation equipment	350,714	350,714
	13,424,936	13,565,380

Less accumulated depreciation	7,877,315	7,900,272
Property and equipment net	$5,547,621	$5,665,108

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
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 14, 2008 to shareholders of record on February 29, 2008. On May 8, 2008 the Company declared a quarterly cash dividend of $0.10 per common share payable on June 13, 2008 to shareholders of record on June 2, 2008.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2008	2007

Cash paid for:
Interest	$4,541	$—
Income taxes	88,343	304,558
Non-Cash Financing Activities
Dividend payable	$400	$56,423
NOTE 7 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company-owned retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating and training methods and merchandising techniques. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 29, 2008. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total

Three Months Ended May 31, 2008

Total revenues	$1,988,852	$5,395,106	$—	$7,383,958
Intersegment revenues	—	(323,483)	—	(323,483)
Revenue from external customers	1,988,852	5,071,623	—	7,060,475
Segment profit (loss)	908,140	1,366,827	(653,034)	1,621,933
Total assets	2,365,689	10,741,610	2,871,866	15,979,165
Capital expenditures	25,967	19,377	29,829	75,173
Total depreciation & amortization	45,655	102,308	50,548	198,511

Three Months Ended May 31, 2007

Total revenues	$1,770,463	$5,988,186	$—	$7,758,649
Intersegment revenues	—	(479,764)	—	(479,764)
Revenue from external customers	1,770,463	5,508,422	—	7,278,885
Segment profit (loss)	534,431	1,780,247	(656,131)	1,658,547
Total assets	2,301,236	11,260,866	5,004,893	18,566,995
Capital expenditures	—	37,062	92,821	129,883
Total depreciation & amortization	47,004	100,498	44,788	192,290
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		May 31, 2008		February 29, 2008
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization

Intangible assets subject to amortization
Store design	10 Years	$205,777	$132,592	$205,777	$127,314
Packaging licenses	3-5 Years	120,830	110,414	120,830	109,164
Packaging design	10 Years	430,973	276,605	430,973	264,855
Trademark		20,000	—	20,000	—
Total		777,580	519,611	777,580	501,333
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,011,458	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,601,458	662,384	1,601,458	662,384

Total intangible assets		$2,379,038	$1,181,995	$2,379,038	$1,163,717
Amortization expense related to intangible assets totaled $18,278 and $18,279 during the three months ended May 31, 2008 and 2007, respectively. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2008 is as follows:

2009	54,800
2010	73,100
2011	64,400
2012	40,200
2013	4,700
Thereafter	769
Total	237,969

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007. The Company has adopted SFAS No. 157 in fiscal 2009 and it has not had a significant impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 in fiscal 2009 and it has not had a significant impact on the Company’s financial statements.
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
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 160.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A Note About Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements included in this report other than statements of historical fact, are forward-looking statements and include statements regarding the Company’s cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “believe,” “expect,” “anticipate,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 29, 2008 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
The Company is a product-based international franchiser. The Company’s revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. The Company also sells its candy in selected locations outside its system of retail stores to build brand awareness. The Company operates four retail units as a laboratory to test marketing, design and operational initiatives.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased in the first quarter of fiscal 2009 declined approximately 14% compared with the same period in fiscal 2008.

As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended May 31, 2008 Compared to the Three Months Ended
May 31, 2007
Basic earnings per share increased 6.3% from $.16 for the three months ended May 31, 2007 to $.17 for the three months ended May 31, 2008. Revenues decreased 3.0% from the first quarter of fiscal 2008 to the first quarter of fiscal 2009. Operating income was unchanged at $1.6 million in the first quarter of fiscal 2008 and the first quarter of fiscal 2009. Net income decreased 2.7% from $1,032,000 in the first quarter of fiscal 2008 to $1,004,000 in the first quarter of fiscal 2009. The decrease in revenues and net income for the first quarter of fiscal 2009 versus the same period in fiscal 2008 was due primarily to a decrease in sales to customers outside the system of franchise stores and a decrease of 14% in same store pounds purchased, partially offset by growth in the average number of franchise stores in operation and the corresponding increase in revenue.
Revenues

	Three Months Ended
	May 31,			%
($’s in thousands)	2008	2007	Change	Change
Factory sales	$5,071.6	$5,508.4	$(436.8)	(7.9%)
Retail sales	378.7	404.3	(25.6)	(6.3%)
Franchise fees	168.5	71.0	97.5	137.3%
Royalty and Marketing fees	1,441.7	1,295.2	146.5	11.3%
Total	$7,060.5	$7,278.9	$(218.4)	(3.0%)
Factory Sales
The decrease in factory sales for the first quarter of fiscal 2009 versus the same period in fiscal 2008 was primarily due to a 25.9% decrease in product shipments to customers outside our system of franchised retail stores and a 14% decrease in same store pounds purchased by franchised stores, partially offset by a 3.5% increase in the average number of franchised stores in operation to 327 in the first quarter of fiscal 2009 from 316 in the first quarter of fiscal 2008.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of Company owned stores in operation from 5 during the first quarter of fiscal 2008 to 4 in the first quarter of fiscal 2009. In the first quarter, same store sales at Company-owned stores decreased 5.1% from the first quarter of fiscal 2008 compared to the first quarter of fiscal 2009.
Royalties, Marketing Fees and Franchise Fees
Royalties and marketing fees increased 11.3% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. The increase in royalty and marketing fees resulted from an increase in the effective royalty rate, related to the Company’s factory purchase based royalty structure and an increase in the average number of domestic units in operation from 277 in the first quarter of fiscal 2008 to 286 in the first quarter of fiscal 2009. Same store sales decreased 2.5% compared with the same period in the prior year. Franchise fee revenue increased as a result of an increase in the number of franchise store openings from 4 in the first quarter of fiscal 2008 to 8 openings in the first quarter of fiscal 2009, and the corresponding increase in franchise fees.

Costs and Expenses

	Three Months Ended
	May 31,			%
($’s in thousands)	2008	2007	Change	Change

Cost of sales — factory adjusted	$3,548.9	$3,624.8	$(75.9)	(2.1%)
Cost of sales — retail	148.1	164.4	(16.3)	(9.9%)
Franchise costs	319.5	422.6	(103.1)	(24.4%)
Sales and marketing	390.6	358.9	31.7	8.8%
General and administrative	625.1	644.1	(19.0)	(2.9%)
Retail operating	212.1	246.8	(34.7)	(14.1%)
Total	$5,244.3	$5,461.6	$(217.3)	(4.0%)
Adjusted Gross margin

	Three Months Ended
	May 31,			%
($’s in thousands)	2008	2007	Change	Change

Factory adjusted gross margin	$1,522.7	$1,883.6	$(360.9)	(19.2%)
Retail	230.6	239.9	(9.3)	(3.9%)
Total	$1,753.3	$2,123.5	$(370.2)	(17.4%)

(Percent)
Factory adjusted gross margin	30.0%	34.2%	(4.2%)	(12.3%)
Retail	60.9%	59.3%	1.6%	2.7%
Total	32.2%	35.9%	(3.7%)	(10.3%)
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

	Three Months Ended
	May 31,
($’s in thousands)	2008	2007
Factory adjusted gross margin	$1,522.7	$1,883.6
Less: Depreciated and Amortization	97.0	95.1
Factory GAAP gross margin	$1,425.7	$1,788.5
Cost of Sales
The decrease in factory margin is due primarily to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during the first quarter of fiscal 2009 versus the same period in the prior year. The increase in Company-owned store margin is due primarily to mix of product sold during the first quarter of fiscal 2009 versus the first quarter of fiscal 2008.
Franchise Costs
The decrease in franchise costs for the first quarter of fiscal 2009 versus the same period in fiscal 2008 is due primarily to a decrease in professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 19.8% in the first quarter of fiscal 2009 from 30.9% in the first quarter of fiscal 2008. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.

Sales and Marketing
The increase in sales and marketing costs for the first quarter of fiscal 2009 versus the same period in fiscal 2008 is due primarily higher promotional costs for franchise stores.
General and Administrative
The decrease in general and administrative costs for the first quarter of fiscal 2009 versus the same period in fiscal 2008 is due primarily to a decrease in professional fees. As a percentage of total revenues, general and administrative expenses increased to 8.9% in the first quarter of fiscal 2009 compared to 8.8% in the first quarter of fiscal 2008.
Retail Operating Expenses
This decrease in retail operating expenses was due primarily to a decrease in the average number of Company owned stores in operation from 5 during the first quarter of fiscal 2008 to 4 in the first quarter of fiscal 2009. Retail operating expenses, as a percentage of retail sales, decreased from 61.0% in the first quarter of fiscal 2008 to 56.0% in the first quarter of fiscal 2009.
Depreciation and Amortization
Depreciation and amortization of $199,000 in the first quarter of fiscal 2009 increased 3.2% from $192,000 in the first quarter of fiscal 2008 due to an increase in depreciable property and equipment and the corresponding increase in depreciation expense.
Other, Net
Other, net of $4,300 realized in the first quarter of fiscal 2009 represents a decrease of $29,200 from the $33,500 realized in the first quarter of fiscal 2008 due to lower average outstanding cash balances and an increase in interest expense incurred related to use of the operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in the first quarter of fiscal 2009 was 38.1% which is an increase of 0.3% compared to the first quarter of fiscal 2008. The increase in the effective tax rate is primarily due to increased income in states with higher income tax rates.
Liquidity and Capital Resources
As of May 31, 2008, working capital was $5.7 million, compared with $5.2 million as of February 29, 2008, an increase of $500,000. The increase in working capital was primarily due to operating results.
Cash and cash equivalent balances increased from $676,000 as of February 29, 2008 to $924,000 as of May 31, 2008 as a result of cash flow generated by operating activities being greater than cash flows used by financing and investing activities. The Company’s current ratio was 2.79 to 1 at May 31, 2008 in comparison with 2.35 to 1 at February 29, 2008. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million ($5 million available as of May 31, 2008) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2008.
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
As of May 31, 2008, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2008, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently involved in any material legal proceedings other than routine litigation incidental to its business.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs(1)	Programs(2)
March 2008	—	—	—	$3,003,867
April 2008	—	—	—	3,003,867
May 2008	—	—	—	3,003,867
Total	—	—	—	$3,003,867

(1)	During the first quarter of Fiscal 2009 ending May 31, 2008, the Company purchased -0- shares of the Company’s common stock in the open market.

(2)	On January 5, 2006, May 4, 2006 and May 25, 2006 the Company announced plans to repurchase up to $2,000,000 of the Company’s common stock, on May 10, 2007 the Company announced plans to repurchase up to $5,000,000 of the Company’s common stock and on February 19, 2008 the Company announced plans to repurchase up to $3,000,000 of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. The plans were only to expire once the designated amounts were reached. The January 5, 2006 plan was completed in May 2006. The May 4, 2006 plan was completed in July 2006. The May 25, 2006 plan was completed in May 2007. The May 10, 2007 plan was completed in February 2008. The Company plans to continue the February 19, 2008 plan until it has been completed.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

3.1		Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2007

3.2		By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	*	Current form of franchise agreement used by the Registrant

31.1	*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

Item 6. Exhibits — Continued

31.2	*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	*	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: July 10, 2008	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index

Exhibit No.		Description

3.1		Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2007

3.2		By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	*	Current form of franchise agreement used by the Registrant

31.1	*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	*	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	*	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.