Form 10-Q
period 2008-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2008-10-10
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑.
On September 30, 2008 the registrant had outstanding 5,984,919 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Revenues
Sales	$4,673,977	$5,930,183	$10,124,262	$11,842,904
Franchise and royalty fees	1,615,538	1,617,896	3,225,728	2,984,060
Total revenues	6,289,515	7,548,079	13,349,990	14,826,964

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $94,831, $96,957, $191,783 and $192,077, respectively	3,101,653	3,605,384	6,798,607	7,394,593
Franchise costs	498,290	356,669	817,818	779,268
Sales and marketing	315,687	337,214	706,312	696,084
General and administrative	599,903	649,683	1,225,034	1,293,742
Retail operating	234,581	266,389	446,635	513,193
Depreciation and amortization	194,042	195,702	392,553	387,992
Total costs and expenses	4,944,156	5,411,041	10,386,959	11,064,872

Income from Operations	1,345,359	2,137,038	2,963,031	3,762,092

Other Income (Expense)
Interest expense	(4,207)	—	(8,075)	—
Interest income	4,470	25,050	12,599	58,543
Total other, net	263	25,050	4,524	58,543

Income Before Income Taxes	1,345,622	2,162,088	2,967,555	3,820,635

Provision for Income Taxes	512,680	828,735	1,130,640	1,455,665

Net Income	$832,942	$1,333,353	$1,836,915	$2,364,970

Basic Earnings per Common Share	$.14	$.21	$.31	$.37
Diluted Earnings per Common Share	$.14	$.20	$.30	$.36

Weighted Average Common Shares Outstanding	5,984,919	6,376,445	5,983,180	6,378,587
Dilutive Effect of Stock Options	156,286	167,250	141,782	160,778
Weighted Average Common Shares Outstanding, Assuming Dilution	6,141,205	6,543,695	6,124,962	6,539,365
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	August 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$395,974	$675,642
Accounts receivable, less allowance for doubtful accounts of $196,719 and $114,271 respectively	3,622,029	3,801,172
Notes receivable	—	22,435
Refundable income taxes	60,360	63,357
Inventories, less reserve for slow moving inventory of $202,017 and $194,719 respectively	4,207,844	4,015,459
Deferred income taxes	117,846	117,846
Other	499,098	267,184
Total current assets	8,903,151	8,963,095

Property and Equipment, Net	5,430,504	5,665,108

Other Assets
Notes receivable	124,452	205,916
Goodwill, net	1,026,944	939,074
Intangible assets, net	239,691	276,247
Other	217,745	98,020
Total other assets	1,608,832	1,519,257

Total assets	$15,942,487	$16,147,460

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$150,000	$300,000
Accounts payable	1,103,700	1,710,380
Accrued salaries and wages	370,554	430,498
Other accrued expenses	456,052	467,543
Dividend payable	599,713	599,473
Deferred income	210,000	303,000

Total current liabilities	$2,890,019	$3,810,894

Deferred Income Taxes	681,529	681,529

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 5,984,919 and 5,980,919 issued and outstanding	179,548	179,428
Additional paid-in capital	7,124,373	7,047,142
Retained earnings	5,067,018	4,428,467
Total stockholders’ equity	12,370,939	11,655,037

Total liabilities and stockholders’ equity	$15,942,487	$16,147,460
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2008	2007
Cash Flows From Operating activities
Net income	$1,836,915	$2,364,970
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	392,553	387,992
Provision for obsolete inventory	50,000	30,000
Provision for loss on accounts and notes receivable	83,000	—
Loss on sale of property and equipment	16,871	27,010
Expense recorded for stock compensation	77,351	58,355
Changes in operating assets and liabilities:
Accounts receivable	81,906	(339,870)
Inventories	(238,987)	(1,244,062)
Other current assets	(244,260)	(138,951)
Accounts payable	(606,680)	451,028
Accrued liabilities	(68,598)	(459,580)
Deferred income	(93,000)	161,000
Net cash provided by operating activities	1,287,071	1,297,892

Cash Flows From Investing Activities
Proceeds received on notes receivable	1,798	25,542
Proceeds from sale or distribution of assets	8,910	29,000
Purchases of property and equipment	(112,957)	(314,967)
(Increase) decrease in other assets	(116,526)	6,645
Net cash used in investing activities	(218,775)	(253,780)

Cash Flows From Financing Activities
Net change in line of credit	(150,000)	—
Repurchase and redemption of common stock	—	(1,256,513)
Dividends paid	(1,197,964)	(1,159,891)
Costs of stock dividend or stock split	—	(9,647)
Proceeds from exercise of stock options	—	275,932
Net cash used in financing activities	(1,347,964)	(2,150,119)

Net Decrease in Cash and Cash Equivalents	(279,668)	(1,106,007)

Cash and Cash Equivalents, Beginning of Period	675,642	2,830,175

Cash and Cash Equivalents, End of Period	$395,974	$1,724,168
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of RMCF stores at August 31, 2008:

	Sold, Not
	Yet Open	Open	Total
Company owned stores	—	5	5
Company owned kiosks	—	—	—
Franchise stores — Domestic stores	10	266	276
Franchise stores — Domestic kiosks	—	15	15
Franchise units — International	—	43	43
	10	329	339
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.
Stock-Based Compensation
At August 31, 2008, the Company had stock-based compensation plans for employees and nonemployee directors that authorized the granting of stock awards.
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
The Company recognized $30,271 and $77,351 of equity-based compensation expense during the three and six month periods ended August 31, 2008. Compensation costs related to share-based compensation are generally amortized over the vesting period.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the second quarter ended August 31, 2008.
There were no options granted during the six-month period ended August 31, 2008. The weighted-average fair value of stock options granted during the six-month period ended August 31, 2007 was $2.69.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended
	August 31,
	2008	2007
Expected dividend yield	n/a	2.60%
Expected stock price volatility	n/a	20%
Risk-free interest rate	n/a	4.7%
Expected life of options	n/a	5 years
During the three month period ended August 31, 2008, the Company granted 170,400 shares of restricted common stock units with a grant date fair value of $1,541,040 or $9.04 per share. The restricted stock unit grants vest 20% annually over a period of five years. The Company recognized $30,271 of equity-based compensation expense related to this grant for the three and six months ended August 31, 2008. Total unrecognized compensation expense of non-vested shares granted, as of August 31, 2008, was $1,510,769, which is expected to be recognized over the weighted average period of 4.9 years.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended August 31, 2008 and 2007, 140,640 and 92,010 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2008 and 2007, 141,132 and 115,336 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	August 31, 2008	February 29, 2008

Ingredients and supplies	$1,823,168	$1,985,929
Finished candy	2,384,676	2,029,530
Total inventories	$4,207,844	$4,015,459

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	August 31, 2008	February 29, 2008

Land	$513,618	$513,618
Building	4,707,381	4,717,230
Machinery and equipment	6,871,686	6,855,408
Furniture and fixtures	677,732	699,473
Leasehold improvements	347,124	428,937
Transportation equipment	350,714	350,714
	13,468,255	13,565,380

Less accumulated depreciation	8,037,751	7,900,272
Property and equipment, net	$5,430,504	$5,665,108
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
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 14, 2008 to shareholders of record on February 29, 2008. The Company paid a quarterly cash dividend of $0.10 per common share on June 13, 2008 to shareholders of record on June 2, 2008. On August 26, 2008 the Company declared a quarterly cash dividend of $0.10 per common share payable on September 12, 2008 to shareholders of record on September 2, 2008.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2008	2007
Cash paid (received) for:
Interest	$8,225	$—
Income taxes	$1,127,643	$1,439,875

Non-Cash Financing Activities
Dividend Payable	$400	$54,461
Fair value of assets received upon settlement of note, accrued interest, and accounts receivable
Store assets	$19,021	$—
Inventory	$3,398	$—
Goodwill	$87,870	$—

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

	Franchising	Manufacturing	Other	Total
Three Months Ended August 31, 2008

Total revenues	$2,081,714	$4,545,838	$—	$6,627,552
Intersegment revenues	—	(338,037)	—	(338,037)
Revenue from external customers	2,081,714	4,207,801	—	6,289,515
Segment profit (loss)	886,696	1,111,274	(652,348)	1,345,622
Total assets	2,584,527	11,037,805	2,320,155	15,942,487
Capital expenditures	4,409	24,026	9,349	37,784
Total depreciation & amortization	42,646	100,200	51,196	194,042

Three Months Ended August 31, 2007

Total revenues	$2,124,971	$5,857,010	$—	$7,981,981
Intersegment revenues	—	(433,902)	—	(433,902)
Revenue from external customers	2,124,971	5,423,108	—	7,548,079
Segment profit (loss)	975,062	1,857,466	(670,440)	2,162,088
Total assets	2,355,278	12,475,028	4,050,291	18,880,597
Capital expenditures	5,993	171,928	7,163	185,084
Total depreciation & amortization	48,046	102,299	45,357	195,702

	Franchising	Manufacturing	Other	Total
Six Months Ended August 31, 2008

Total revenues	$4,070,566	$9,940,944	$—	$14,011,510
Intersegment revenues	—	(661,520)	—	(661,520)
Revenue from external customers	4,070,566	9,279,424	—	13,349,990
Segment profit (loss)	1,794,836	2,478,101	(1,305,382)	2,967,555
Total assets	2,584,527	11,037,805	2,320,155	15,942,487
Capital expenditures	30,376	43,403	39,178	112,957
Total depreciation & amortization	88,301	202,508	101,744	392,553

Six Months Ended August 31, 2007

Total revenues	$3,895,434	$11,845,196	$—	$15,740,630
Intersegment revenues	—	(913,666)	—	(913,666)
Revenue from external customers	3,895,434	10,931,530	—	14,826,964
Segment profit (loss)	1,509,493	3,637,712	(1,326,570)	3,820,635
Total assets	2,355,278	12,475,028	4,050,291	18,880,597
Capital expenditures	5,993	208,990	99,984	314,967
Total depreciation & amortization	95,051	202,796	90,145	387,992

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		August 31, 2008		February 29, 2008
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$137,870	$205,777	$127,314
Packaging licenses	3-5 Years	120,830	111,664	120,830	109,164
Packaging design	10 Years	430,973	288,355	430,973	264,855
Trademark		20,000	—	20,000	—
Total		777,580	537,889	777,580	501,333

Intangible assets not subject to amortization
Franchising segment—
Company stores goodwill		1,099,328	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Total Goodwill		1,689,328	662,384	1,601,458	662,384

Total intangible assets		$2,466,908	$1,200,273	$2,379,038	$1,163,717
Amortization expense related to intangible assets totaled $36,556 and $36,556 during the six months ended August 31, 2008 and 2007, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2008 is as follows:

Remainder of fiscal 2009	$36,500
2010	73,100
2011	64,400
2012	40,200
2013	4,700
Thereafter	791
Total	219,691
NOTE 9 — STORE PURCHASE
Effective August 1, 2008 the Company took possession of a previously financed franchise store and related inventory in satisfaction of $110,289 of notes, accrued interest, and accounts receivable. The Company currently intends to retain and operate the store. The following table summarizes the allocation of the purchase price:

Fair value of assets received upon settlement of note, accrued interest, and accounts receivable

Store assets	$19,021
Inventory	$3,398
Goodwill	$87,870
NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In April 2008, the FASB issued FASB FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of FSP 142-3.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010). Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is in the process of evaluating the potential impact, if any, of FSP EITF 03-6-1 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A Note About Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 29, 2008 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
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
The Company is subject to seasonal fluctuations in sales because of the location of its franchisees, which are located in street fronts, tourist locations, factory outlets and regional centers. Seasonal fluctuation in sales cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity of its franchise system of its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 14% in the first quarter, declined approximately 10% in the second quarter and declined approximately 12% in the first six months of fiscal 2009.

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
Results of Operations
Three Months Ended August 31, 2008 Compared to the Three Months Ended August 31, 2007
Basic earnings per share decreased 33.3% from $.21 for the three months ended August 31, 2007 to $.14 for the three months ended August 31, 2008. Revenues decreased 16.7% for the three months ended August 31, 2008 compared to the three months ended August 31, 2007. Operating income decreased 37.0% from $2.1 million in the second quarter of fiscal 2008 to $1.3 million in the second quarter of fiscal 2009. Net income decreased 37.5% from $1.3 million in the second quarter of fiscal 2008 to $833,000 in the second quarter of fiscal 2009. The decrease in earnings per share, operating income, and net income for the second quarter of fiscal 2009 versus the same period in fiscal 2008 was due primarily to a decrease in sales to specialty markets and a decrease in same store pounds purchased by franchised stores, partially offset by growth in the average number of franchise stores in operation and the corresponding increase in revenues.

	Three Months Ended
	August 31,			%
($’s in thousands)	2008	2007	Change	Change
Factory sales	$4,207.8	$5,423.1	$(1,215.2)	(22.4%)
Retail sales	466.2	507.1	(40.9)	(8.1%)
Franchise fees	105.0	100.5	4.5	4.5%
Royalty and Marketing fees	1,510.5	1,517.4	(6.9)	(0.5%)
Total	$6,289.5	$7,548.1	$(1,258.5)	(16.7%)
Factory Sales
The decrease in factory sales for the second quarter of fiscal 2009 versus the same period in fiscal 2008 was primarily due to a 83.8% decrease in product shipments to customers outside our system of franchised retail stores and a 10% decrease in same store pounds purchased by franchised stores, partially offset by a 3.2% increase in the average number of franchised stores in operation to 325 in the second quarter of fiscal 2009 from 315 in the second quarter of fiscal 2008. The decline in shipments to customers outside our system of franchised retail stores primarily reflected the absence of a large order from a warehouse club customer that was shipped in the second quarter of fiscal 2008.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of Company-owned stores in operation from 5 during the second quarter of fiscal 2008 to 4 in the second quarter of fiscal 2009. Same store retail sales were approximately the same in the second quarter of fiscal 2009 compared to the same period in fiscal 2008.
Royalties, Marketing Fees and Franchise Fees
Royalties and marketing fees decreased 0.5% in the three months ended August 31, 2008 compared with the three months ended August 31, 2007. The decrease in royalty and marketing fees resulted from a decrease in same store sales at franchise locations partially offset by an increase in the effective royalty rate, related to the Company’s factory purchase based royalty structure and an increase in the average number of domestic units in operation from 279 in the three months ended August 31, 2007 to 283 in the three months ended August 31, 2008. Same store sales decreased 2.3% in the three months ended August 31, 2008 compared with the same period in the prior year. Franchise fee revenue increased as a result of an increase in the number of domestic franchise store openings from 4 in the three months ended August 31, 2007 to 5 openings in the three months ended August 31, 2008, and the corresponding increase in franchise fees.

Costs and Expenses

	Three months ended			%
($’s in thousands)	2008	2007	Change	Change
Cost of sales — factory adjusted	$2,935.6	$3,409.7	$(474.1)	(13.9%)
Cost of sales — retail	166.1	195.7	(29.6)	(15.1%)
Franchise costs	498.3	356.7	141.6	39.7%
Sales and marketing	315.7	337.2	(21.5)	(6.4%)
General and administrative	599.9	649.7	(49.8)	(7.7%)
Retail operating	234.6	266.4	(31.8)	(11.9%)
Total	$4,750.2	$5,215.4	$(465.2)	(8.9%)
Adjusted gross margin

	Three months ended			%
($’s in thousands)	2008	2007	Change	Change
Factory adjusted gross margin	$1,272.2	$2,013.4	$(741.2)	(36.8%)
Retail	300.1	311.4	(11.3)	(3.6%)
Total	$1,572.3	$2,324.8	$(752.5)	(32.4%)

(Percent)
Factory adjusted gross margin	30.2%	37.1%	(6.9%)	(18.6%)
Retail	64.3%	61.4%	2.9%	4.7%
Total	33.6%	39.2%	(5.6%)	(14.3%)
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

	Three Months Ended
	August 31,
($’s in thousands)	2008	2007
Factory adjusted gross margin	$1,272.2	$2,013.4
Less: Depreciation and Amortization	94.8	97.0
Factory GAAP gross margin	$1,177.4	$1,916.4
Costs and Expenses
Cost of Sales
Factory margins decreased 690 basis points from the second quarter fiscal 2008 compared to the second quarter fiscal 2009 due to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during the second quarter of fiscal 2009 compared with the same period in fiscal 2008.
Franchise Costs
The increase in franchise costs for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 is primarily due to an increase in professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 30.8% in the second quarter of fiscal 2009 from 22.0% in the second quarter of fiscal 2008. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing
The decrease in sales and marketing for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 is due primarily to lower promotional costs related to specialty market sales.
General and Administrative
The decrease in general and administrative costs for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 is due primarily to decreased compensation related costs and decreased professional fees, partially offset by an increase in bad debt expense. As a percentage of total revenues, general and administrative expense increased to 9.5% in the second quarter of fiscal 2009 compared to 8.6% in the second quarter of fiscal 2008.
Retail Operating Expenses
The decrease in retail operating expenses during the second quarter of fiscal 2009 versus the second quarter fiscal 2008 was due primarily to a decrease in the average number of stores resulting from the closure of one Company-owned store. Retail operating expenses, as a percentage of retail sales, decreased from 52.5% in the second quarter of fiscal 2008 to 50.3% in the second quarter of fiscal 2009 due to a smaller decrease in revenues relative to the decrease in costs.
Depreciation and Amortization
Depreciation and amortization of $194,000 in the second quarter of fiscal 2009 decreased 1.0% from $196,000 incurred in the second quarter of fiscal 2008 due to decreased fixed assets in service and related depreciation expense.
Other, Net
Other, net of $300 realized in the second quarter of fiscal 2009 represents a decrease of $24,750 from the $25,050 realized in the second quarter of fiscal 2008 due to lower average outstanding cash balances and an increase in interest expense incurred related to use of the operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in the second quarter of fiscal 2009 was 38.1% which is the same rate as the second quarter of Fiscal 2008.
Six Months Ended August 31, 2008 Compared to the Six Months Ended August 31, 2007
Basic earnings per share decreased 16.2% from $.37 for the six months ended August 31, 2007 to $.31 for the six months ended August 31, 2008. Revenues decreased 10.0% for the six months ended August 31, 2008 compared to the same period in fiscal 2007. Operating income decreased 21.2% from $3.8 million in the six months ended August 31, 2007 to $3.0 million in the six months ended August 31, 2008. Net income decreased 22.3% from $2.4 million in the six months ended August 31, 2007 to $1.8 million in the six months ended August 31, 2008. The decrease in earnings per share, operating income, and net income for the first six months of fiscal 2009 versus the same period in fiscal 2008 was due primarily to decreased specialty market sales and a decrease in same store pounds purchased by Franchise locations, partially offset by growth in the average number of franchise stores in operation.
Revenues

	Six Months Ended
	August 31,			%
($’s in thousands)	2008	2007	Change	Change
Factory sales	$9,279.4	$10,931.4	$(1,652.0)	(15.1%)
Retail sales	844.9	911.4	(66.5)	(7.3%)
Franchise fees	273.5	171.5	102.0	59.5%
Royalty and marketing fees	2,952.2	2,812.6	139.6	5.0%
Total	$13,350.0	$14,826.9	$(1,476.9)	(10.0%)

Factory Sales
The decrease in factory sales for the six months ended August 31, 2008 versus the six months ended August 31, 2007 was primarily due to a 52.0% decrease in product shipments to customers outside our system of franchised retail stores and a 12% decrease in same store pounds purchased by franchised stores, partially offset by a 3.5% increase in the average number of franchised stores in operation to 326 in the first six months of fiscal 2009 from 315 in the first six months of fiscal 2008. The decline in shipments to customers outside our system of franchised retail stores primarily reflected the absence of a large order from a warehouse club customer that was shipped in the second quarter of fiscal 2008.
Retail Sales
The decrease in retail sales resulted primarily from a decrease in the average number of Company-owned stores in operation from 5 in the first six months of fiscal 2008 to 4 in the same period of fiscal 2009. Same store retail sales decreased 1.9% in the first six months of fiscal 2009 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from an increase in the effective royalty rate, related to the Company’s factory purchase based royalty structure and growth in the average number of domestic units in operation, partially offset by a decrease of 2.3% in same store sales in the first six months of fiscal 2009 compared with the same period in fiscal 2008. The average number of domestic units in operation grew 2.5% from 278 in the first six months of fiscal 2008 to 285 in 2009. Franchise fee revenues in the first six months of fiscal 2009 increased 59.5% as a result of an increase in the number of franchise store openings from 11 in the first six months of fiscal 2008 to 16 openings in the first six months of fiscal 2009 and the corresponding increase in franchise fees.
Costs and Expenses

	Six months ended			%
($’s in thousands)	2008	2007	Change	Change

Cost of sales — factory adjusted	$6,484.4	$7,034.5	$(550.1)	(7.8%)
Cost of sales — retail	314.2	360.1	(45.9)	(12.7%)
Franchise costs	817.8	779.3	38.5	4.9%
Sales and marketing	706.3	696.1	10.2	1.5%
General and administrative	1,225.0	1,293.7	(68.7)	(5.3%)
Retail operating	446.6	513.2	(66.6)	(13.0%)
Total	$9,994.3	$10,676.9	$(682.6)	(6.4%)
Adjusted gross margin

	Six months ended			%
($’s in thousands)	2008	2007	Change	Change
Factory	$2,795.0	$3,896.9	$(1,101.9)	(28.3%)
Retail	530.7	551.3	(20.6)	(3.7%)
Total	$3,325.7	$4,448.2	$(1,122.5)	(25.2%)

(Percent)
Factory	30.1%	35.6%	(5.5%)	(15.4%)
Retail	62.8%	60.5%	2.3%	3.8%
Total	32.8%	37.6%	(4.8%)	(1.8%)
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

	Six Months Ended
	August 31,
($’s in thousands)	2008	2007
Factory adjusted gross margin	$2,795.0	$3,896.9
Less: Depreciation and Amortization	191.8	192.1
Factory GAAP gross margin	$2,603.2	$3,704.8
Costs and Expenses
Cost of Sales
Factory margins decreased 550 basis points from the first six months of fiscal 2008 compared to the same period in fiscal 2009 due to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during the six months ended August 31, 2008 versus the six months ended August 31, 2007.
Franchise Costs
The increase in franchise costs during the first six months of fiscal 2009 compared to the same period in fiscal 2008 is due primarily to increased professional fees related to franchise operations. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.4% in the first six months of fiscal 2009 from 26.1% in the first six months of fiscal 2008. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing costs from the first six months of fiscal 2008 to the same period in fiscal 2009 is due primarily to increased promotional costs for franchise stores.
General and Administrative
The decrease in general and administrative costs for the first six months of fiscal 2009 versus the same period in fiscal 2008 is due primarily to decreased professional fees and a decreased compensation related costs. Partially offsetting these decreases was an increase in bad debt expense from the first six months of fiscal 2009 compared with the same period in fiscal 2008. As a percentage of total revenues, general and administrative expenses increased to 9.2% in the first six months of fiscal 2009 compared to 8.7% in the first six months of fiscal 2008.
Retail Operating Expenses
This decrease was due primarily to a decrease in the average number of Company-owned stores in operation from 5 in the six months ended August 31, 2007 to 4 in the six months ended August 31, 2008. Retail operating expenses, as a percentage of retail sales, decreased from 56.3% in the first six months of fiscal 2008 to 52.9% in the first six months of fiscal 2009.
Depreciation and Amortization
Depreciation and amortization of $393,000 in the first six months of fiscal 2009 increased 1.3% from $388,000 incurred in the first six months of fiscal 2008 due to an increase in depreciable property and equipment and the corresponding increase in depreciation expense.
Other, Net
Other, net of $4,500 realized in the first six months of fiscal 2009 represents a decrease of $54,000 from the $58,500 realized in the first six months of fiscal 2008 due to lower average outstanding cash balances and an increase in interest expense incurred related to use of the operating line of credit.

Income Tax Expense
The Company’s effective income tax rate in the first six months of fiscal 2009 was 38.1% which is the same as the first six months of fiscal 2008.
Liquidity and Capital Resources
As of August 31, 2008, working capital was $6.0 million, compared with $5.2 million as of February 29, 2008, an increase of $800,000. The change in working capital was due primarily to operating results.
Cash and cash equivalent balances decreased from $676,000 as of February 29, 2008 to $396,000 as of August 31, 2008 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 3.08 to 1 at August 31, 2008 in comparison with 2.35 to 1 at February 29, 2008. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million ($4.85 million available as of August 31, 2008) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2009.
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

As of August 31, 2008, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2008, $150,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its long-term debt or the line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal controls, financial or otherwise, or in other factors that have affected, or are reasonably likely to materially affect these controls. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings other than routine litigation incidental to its business.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on July 18, 2008.
1.	Election of five Directors. Messrs. Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, and Clyde Wm. Engle were elected to the Company’s Board of Directors. The results of the voting were as follows: 4,834,889 votes in favor of Franklin E. Crail, with 148,686 votes withheld; 4,829,231 votes in favor of Bryan J. Merryman, with 154,344 votes withheld; 4,835,388 votes in favor of Gerald A. Kien, with 148,187 votes withheld; 4,830,977 votes in favor of Lee N. Mortenson, with 152,598 votes withheld; and 3,794,520 votes in favor of Clyde Wm. Engle, with 1,189,055 votes withheld.

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 29, 2008

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1	*Business Loan Agreement dated July 31, 2008 between Wells Fargo Bank and the Registrant.

10.2	*Promissory Note dated July 31, 2008 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.

31.1	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	* Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	* Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

* Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: October 10, 2008	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director

Exhibit Index
     Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 29, 2008

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1	*Business Loan Agreement dated July 31, 2008 between Wells Fargo Bank and the Registrant.

10.2	*Promissory Note dated July 31, 2008 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.

31.1	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	* Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	* Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

* Filed herewith.