Form 10-Q
period 2008-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2009-01-09
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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
On December 26, 2008 the registrant had outstanding 5,986,624 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Revenues
Sales	$6,080,004	$7,166,917	$16,204,266	$19,009,821
Franchise and royalty fees	1,363,792	1,598,554	4,589,520	4,582,614
Total revenues	7,443,796	8,765,471	20,793,786	23,592,435

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $89,131 $99,308, $280,914 and $291,382 respectively	4,182,193	4,944,662	10,980,800	12,339,255
Franchise costs	436,244	404,762	1,254,062	1,184,030
Sales and marketing	383,643	380,331	1,089,955	1,076,415
General and administrative	632,738	596,787	1,857,772	1,890,529
Retail operating	266,177	222,613	712,812	735,806
Depreciation and amortization	189,086	197,365	581,639	585,357
Total costs and expenses	6,090,081	6,746,520	16,477,040	17,811,392

Income from Operations	1,353,715	2,018,951	4,316,746	5,781,043

Other Income (Expense)
Interest Expense	(5,948)	—	(14,023)	—
Interest Income	4,153	25,569	16,752	84,112
Other, net	(1,795)	25,569	2,729	84,112

Income Before Income Taxes	1,351,920	2,044,520	4,319,475	5,865,155

Income Tax Provision	509,916	778,965	1,640,556	2,234,630

Net Income	$842,004	$1,265,555	$2,678,919	$3,630,525

Basic Earnings per Common Share	$.14	$.20	$.45	$.57
Diluted Earnings per Common Share	$.14	$.19	$.44	$.56

Weighted Average Common Shares Outstanding	5,985,454	6,367,023	5,983,933	6,374,760
Dilutive Effect of Stock Options	210,391	173,522	164,485	164,996
Weighted Average Common Shares Outstanding, Assuming Dilution	6,195,845	6,540,545	6,148,418	6,539,756
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	November 30,	February 29
	2008	2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$343,212	$675,642
Accounts receivable, less allowance for doubtful accounts of $252,719 and $114,271, respectively	5,000,534	3,801,172
Notes receivable	—	22,435
Refundable income taxes	22,779	63,357
Inventories, less reserve for slow moving inventory of $216,904 and $194,719, respectively	4,114,786	4,015,459
Deferred income taxes	124,117	117,846
Other	438,780	267,184
Total current assets	10,044,208	8,963,095

Property and Equipment, Net	5,332,097	5,665,108

Other Assets
Notes receivable	124,452	205,916
Goodwill, net	1,046,944	939,074
Intangible assets, net	201,414	276,247
Other	184,245	98,020
Total other assets	1,557,055	1,519,257

Total assets	$16,933,360	$16,147,460

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit	$700,000	$300,000
Accounts payable	1,043,155	1,710,380
Accrued salaries and wages	513,420	430,498
Other accrued expenses	516,454	467,543
Dividend payable	599,059	599,473
Deferred income	171,000	303,000

Total current liabilities	3,543,088	3,810,894

Deferred Income Taxes	682,636	681,529

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.03 par value, 100,000,000 shares authorized, 5,986,624 and 5,980,919 issued and outstanding, respectively	179,599	179,428
Additional paid-in capital	7,217,677	7,047,142
Retained earnings	5,310,360	4,428,467
Total stockholders’ equity	12,707,636	11,655,037

Total liabilities and stockholders’ equity	$16,933,360	$16,147,460
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30,
	2008	2007
Cash Flows From Operating activities
Net income	$2,678,919	$3,630,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	581,639	585,357
Provision for loss on accounts and notes receivable	139,000	25,000
Provision for obsolete inventory	65,000	60,000
Loss on sale of property and equipment	20,857	28,856
Expense recorded for stock compensation	165,253	58,355
Deferred income taxes	(5,164)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,360,309)	(1,627,034)
Inventories	(160,929)	(489,074)
Other current assets	(189,119)	(79,101)
Accounts payable	(667,349)	346,821
Deferred income	(132,000)	87,500
Accrued liabilities	171,429	(130,723)
Net cash provided by operating activities	1,307,227	2,496,482

Cash Flows From Investing Activities
Proceeds received on notes receivable	1,798	34,868
Proceeds from sale or distribution of assets	8,910	29,000
Purchases of property and equipment	(177,933)	(498,657)
(Increase) decrease in other assets	(81,428)	158,800
Net cash used in investing activities	(248,653)	(275,989)

Cash Flows From Financing Activities
Net change in line of credit	400,000	—
Repurchase and redemption of common stock	—	(1,256,513)
Proceeds from exercise of stock options	5,453	322,300
Costs of stock dividend	—	(9,647)
Dividends paid	(1,796,457)	(1,766,084)
Net cash used in financing activities	(1,391,004)	(2,709,944)

Net Decrease in Cash and Cash Equivalents	(332,430)	(489,451)

Cash and Cash Equivalents, Beginning of Period	675,642	2,830,175

Cash and Cash Equivalents, End of Period	$343,212	$2,340,724
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at November 30, 2008:

	Sold, Not Yet Open	Open	Total
Company-owned stores	—	5	5
Company-owned kiosks	—	—	—
Franchise stores — Domestic stores	8	271	279
Franchise stores — Domestic kiosks	—	14	14
Franchise units — International	—	46	46
Cold Store Creamery — co-branded	—	1	1
	8	337	345
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.
Stock-Based Compensation
At November 30, 2008, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.
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
The Company recognized $87,902 and $165,253 of equity-based compensation expense during the three and nine month periods ended November 30, 2008 compared with $0 and $33,198 during the three and nine month periods ended November 30, 2007. Compensation costs related to share-based compensation are generally amortized over the vesting period.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $11,240 for the three and nine months ended November 30, 2008 compared with $0 and $25,158 during the three and nine month periods ended November 30, 2007, related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the nine months ended November 30, 2008.
There were no options granted during the nine-month period ended November 30, 2008. The weighted-average fair value of stock options granted during the nine-month period ended November 30, 2007 was $2.69.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Nine Months Ended
	November 30,
	2008	2007
Expected dividend yield	n/a	2.60%
Expected stock price volatility	n/a	20%
Risk-free interest rate	n/a	4.7%
Expected life of options	n/a	5 years
During the nine month period ended November 30, 2008, the Company granted 170,400 shares of restricted common stock units with a grant date fair value of $1,541,040 or $9.04 per share. The restricted stock unit grants vest 20% annually over a period of five years. The Company recognized $74,340 and $104,611 of equity-based compensation expense related to this grant for the three and nine months ended November 30, 2008, respectively. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of November 30, 2008, was $1,390,579, which is expected to be recognized over the weighted average period of 4.7 years.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended November 30, 2008 and 2007, 137,219 and 68,169 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2008 and 2007, 139,827 and 99,614 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	November 30, 2008	February 29, 2008
Ingredients and supplies	$2,205,876	$1,985,929
Finished candy	1,908,910	2,029,530
Total inventories	$4,114,786	$4,015,459

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	November 30, 2008	February 29, 2008
Land	$513,618	$513,618
Building	4,707,381	4,717,230
Machinery and equipment	6,938,462	6,855,408
Furniture and fixtures	679,223	699,473
Leasehold improvements	347,124	428,937
Transportation equipment	350,714	350,714

	13,536,522	13,565,380

Less accumulated depreciation	8,204,425	7,900,272

Property and equipment, net	$5,332,097	$5,665,108
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
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 14, 2008 to shareholders of record on February 29, 2008. The Company paid a quarterly cash dividend of $0.10 per common share on June 13, 2008 to shareholders of record on June 2, 2008. The Company paid a quarterly cash dividend of $0.10 per common share on September 12, 2008 to shareholders of record on September 2, 2008. The Company declared a quarterly cash dividend of $0.10 per common share on November 18, 2008 payable to shareholders of record on December 1, 2008.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2008	2007
Cash paid for:
Interest	$14,112	—
Income taxes	$1,605,141	$2,084,412

Non-Cash Financing Activities
Dividend payable	$568	$86,592
Issue stock for rights and services	$2,323	—

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION — CONTINUED

Fair value of assets received upon settlement of note, accrued interest, and accounts receivable
Store assets	$19,021	$—
Inventory	$3,398	$—
Goodwill	$87,870	$—
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

Three Months Ended
November 30, 2008	Franchising	Manufacturing	Other	Total
Total revenues	$1,696,869	$6,226,620	$—	$7,923,489
Intersegment revenues	—	(479,693)	—	(479,693)
Revenue from external customers	1,696,869	5,746,927	—	7,443,796
Segment profit (loss)	483,546	1,550,693	(682,319)	1,351,920
Total assets	2,708,659	12,205,603	2,019,098	16,933,360
Capital expenditures	6,647	25,344	32,985	64,976
Total depreciation & amortization	42,875	94,440	51,771	189,086

Three Months Ended
November 30, 2007	Franchising	Manufacturing	Other	Total
Total revenues	$1,909,836	$7,286,516	$—	$9,196,352
Intersegment revenues	—	(430,881)	—	(430,881)
Revenue from external customers	1,909,836	6,855,635	—	8,765,471
Segment profit (loss)	781,197	1,879,739	(616,416)	2,044,520
Total assets	2,301,016	13,059,186	4,377,276	19,737,478
Capital expenditures	1,725	151,692	30,273	183,690
Total depreciation & amortization	47,593	104,574	45,198	197,365

Nine Months Ended
November 30, 2008	Franchising	Manufacturing	Other	Total
Total revenues	$5,767,435	$16,167,564	—	$21,934,999
Intersegment revenues	—	(1,141,213)	—	(1,141,213)
Revenue from external customers	5,767,435	15,026,351	—	20,793,786
Segment profit (loss)	2,278,381	4,028,795	(1,987,701)	4,319,475
Total assets	2,708,659	12,205,603	2,019,098	16,933,360
Capital expenditures	37,023	68,747	72,163	177,933
Total depreciation & amortization	131,176	296,948	153,515	581,639

Nine Months Ended
November 30, 2007	Franchising	Manufacturing	Other	Total
Total revenues	$5,805,270	$19,131,712	$—	$24,936,982
Intersegment revenues	—	(1,344,547)	—	(1,344,547)
Revenue from external customers	5,805,270	17,787,165		23,592,435
Segment profit (loss)	2,290,690	5,517,451	(1,942,986)	5,865,155
Total assets
Capital expenditures	7,718	360,682	130,257	498,657
Total depreciation & amortization	142,644	307,370	135,343	585,357
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		November 30, 2008		February 29, 2008
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$143,147	$205,777	$127,314
Packaging licenses	3-5 Years	120,830	112,914	120,830	109,164
Packaging design	10 Years	430,973	300,105	430,973	264,855
Total		757,580	556,166	757,580	501,333

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,709,328	662,384	1,621,458	662,384

Total intangible assets		$2,466,908	$1,218,550	$2,379,038	$1,163,717
Amortization expense related to intangible assets totaled $54,833 and $54,833 during the nine months ended November 30, 2008 and 2007, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2008 is as follows:

Remainder of fiscal 2009	18,300
2010	73,100
2011	64,400
2012	40,200
2013	4,700
Thereafter	714
Total	201,414
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
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 29, 2008 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 14% in the first quarter, declined approximately 10% in the second quarter, declined approximately 24% in the third quarter and declined approximately 17% in the first nine months of fiscal 2009.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended November 30, 2008 Compared to the Three Months Ended
November 30, 2007
Basic earnings per share decreased 30.0% from $.20 for the three months ended November 30, 2007 to $.14 for the three months ended November 30, 2008. Revenues decreased 15.1% from $8.8 million in the three months ended November 30, 2007 to $7.4 million in the three months ended November 30, 2008. Net income decreased 33.5% from $1.3 million in the three months ended November 30, 2007 to $842,000 in the three months ended November 30, 2008. The decrease in earnings per share, operating income, and net income for the three months ended November 30, 2008 versus the same period in fiscal 2008 was due primarily to a decrease in same store pounds purchased from the factory by franchised stores.
Revenues

	Three Months Ended
	November 30,		$	%
($’s in thousands)	2008	2007	Change	Change
Factory sales	$5,747.0	$6,855.7	$(1,108.7)	(16.2%)
Retail sales	333.0	311.3	21.7	7.0%
Franchise fees	124.0	278.0	(154.0)	(55.4%)
Royalty and Marketing fees	1,239.8	1,320.5	(80.7)	(6.1%)
Total	$7,443.8	$8,765.5	$(1,321.7)	(15.1%)
Factory Sales
The decrease in factory sales in the three months ended November 30, 2008 was due to a 24% decrease in same store pounds purchased by franchised stores in that period compared to the three months ended November 30, 2007. The Company believes the decrease in same store pounds purchased from the factory is due to a number of factors, including general economic uncertainty approaching the key holiday sales period, an 8.1% decrease in same store sales and a product mix shift from factory products to products made in the stores.
Retail Sales
The increase in total retail sales was due to a change in the Company-owned stores in operation in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 resulting from the closure of one Company-owned store in the first quarter of fiscal 2009 and the acquisition of one Company-owned store in the second quarter of fiscal 2009. Same store retail sales declined 5.1% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.
Royalties, Marketing Fees and Franchise Fees
The decrease in royalties and marketing fees resulted from a decrease in same store sales at domestic franchised stores partially offset by an increase in domestic units in operation. The average number of domestic units in operation grew 1.1% from 280 in the third quarter of fiscal 2008 to 283 in the third quarter of fiscal 2009 and same store sales declined 8.1% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Franchise fee revenues in the third quarter of fiscal 2009 decreased 55.4% versus the third quarter of fiscal 2008 as a result of a decline in domestic store openings from 14 in the three months ended November 30, 2007 to 8 openings in the three months ended November 30, 2008.
Costs and Expenses

	Three Months Ended
	November 30,		$	%
($’s in thousands)	2008	2007	Change	Change
Cost of sales — factory adjusted	$4,048.3	$4,814.7	$(766.4)	(15.9%)
Cost of sales — retail	133.9	130.0	3.9	3.0%
Franchise costs	436.2	404.8	31.4	7.8%
Sales and marketing	383.6	380.3	3.3	0.9%
General and administrative	632.7	596.8	35.9	6.0%
Retail operating	266.2	222.6	43.6	19.6%
Total	$5,900.9	$6,549.2	$(648.3)	(9.9%)
Adjusted gross margin

	Three Months Ended
	November 30,		$	%
($’s in thousands)	2008	2007	Change	Change
Factory adjusted gross margin	$1,698.7	$2,041.0	$(342.3)	(16.8%)
Retail	199.1	181.3	17.8	9.8%
Total	$1,897.8	$2,222.3	$(324.5)	(14.6%)

(Percent)
Factory adjusted gross margin	29.6%	29.8%	(0.2%)	(0.7%)
Retail	59.8%	58.2%	1.6%	2.7%
Total	31.2%	31.0%	0.2%	0.6%
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

	Three Months Ended
	November 30,
($’s in thousands)	2008	2007
Factory adjusted gross margin	$1,698.7	$2,041.0
Less: Depreciation and Amortization	89.1	99.3
Factory GAAP gross margin	$1,609.6	$1,941.7
Cost of Sales and Gross Margin
The decrease in factory margin is due primarily to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during the third quarter of fiscal 2009 versus the same period in the prior year. The increase in Company-owned store margin is due primarily to mix of product sold during the third quarter of fiscal 2009 versus the third quarter of fiscal 2008, associated with a change in the Company-owned stores in operation in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 resulting from the closure of one Company-owned store in the first quarter of fiscal 2009 and the acquisition of one Company-owned store in the second quarter of fiscal 2009.

Franchise Costs
The increase in franchise costs for the three months ended November 30, 2008 compared with the three months ended November 30, 2007 is due primarily to increased compensation costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.0% in the third quarter of fiscal 2009 from 25.3% in the third quarter of fiscal 2008. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing costs for the three months ended November 30, 2008 versus the corresponding period in the prior year is due to increased compensation costs.
General and Administrative
The increase in general and administrative costs in the third quarter of fiscal 2009 versus the same period in the prior year is due primarily to an increase in bad debt expense associated with the valuation of accounts receivable. As a percentage of total revenues, general and administrative expenses increased to 8.5% in the third quarter of fiscal 2009 compared to 6.8% in the third quarter of fiscal 2008.
Retail Operating Expenses
The increase in retail operating expenses during the third quarter of fiscal 2009 compared to the same period in fiscal 2008 was due primarily to costs associated with the acquisition of a Company-owned store in the second quarter of fiscal 2009. Retail operating expenses, as a percentage of retail sales, increased from 71.5% in the third quarter of fiscal 2008 to 79.9% in the third quarter of fiscal 2009 due to a higher increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $189,000 in the third quarter of fiscal 2009 decreased 4.2% from $197,000 incurred in the third quarter of fiscal 2008, due to certain assets becoming fully depreciated.
Other, Net
Other, net of $(1,800) incurred in the third quarter of fiscal 2009 represents a decrease of $27,400 from the $25,600 realized in the third quarter of fiscal 2008 due to lower average outstanding cash balances and an increase in interest expense incurred related to use of the operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in the third quarter of fiscal 2009 was 37.7% which is a decrease of 0.4% compared to the third quarter of fiscal 2008. The change in the effective tax rate is primarily the result of an increase in the allowable domestic production activities deduction.
Nine Months Ended November 30, 2008 Compared to the Nine Months Ended November 30, 2007
Basic earnings per share decreased 21.1% from $.57 for the nine months ended November 30, 2007 to $.45 for the nine months ended November 30, 2008. Revenues decreased 11.9% from $23.6 million for the nine months ended November 30, 2007 to $20.8 million in the nine months ended November 30, 2008. Operating income decreased 25.3% from $5.8 million in the nine months ended November 30, 2007 to $4.3 million in the nine months ended November 30, 2008. Net income decreased 26.2% from $3.6 million in the nine months ended November 30, 2007 to $2.7 million in the nine months ended November 30, 2008. The decrease in earnings per share, operating income, and net income for the first nine months of fiscal 2009 versus the same period in fiscal 2008 was due primarily to decreased specialty market sales and a decrease in same store pounds purchased by Franchise locations, partially offset by growth in the average number of franchise stores in operation.

Revenues

	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2008	2007	Change	Change
Factory sales	$15,026.4	$17,787.2	$(2,760.8)	(15.5%)
Retail sales	1,177.9	1,222.7	(44.8)	(3.7%)
Franchise fees	397.5	449.5	(52.0)	(11.6%)
Royalty and marketing fees	4,192.0	4,133.1	58.9	1.4%
Total	$20,793.8	$23,592.5	$(2,798.7)	(11.9%)
Factory Sales
The decrease in factory sales for the nine months ended November 31, 2008 versus the nine months ended November 30, 2007 was primarily due to a 41.3% decrease in product shipments to customers outside our system of franchised retail stores and a 17% decrease in same store pounds purchased by franchised stores, partially offset by a 3.2% increase in the average number of franchised stores in operation to 327 in the first nine months of fiscal 2009 from 317 in the first nine months of fiscal 2008. The decline in shipments to customers outside our system of franchised retail stores primarily reflected the absence of a large order from a warehouse club customer that was shipped in the second quarter of fiscal 2008.
Retail Sales
The decline in total retail sales was due primarily to a decrease in same store retail sales at Company-owned stores in the nine months ended November 30, 2008 compared with the same period in the prior year. Same store retail sales decreased 2.8% in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from an increase in the effective royalty rate, related to the Company’s factory purchase based royalty structure and growth in the average number of domestic units in operation, partially offset by a decrease of 3.7% in same store sales in the first nine months of fiscal 2009 compared with the same period in fiscal 2008. The average number of domestic units in operation grew 1.8% from 279 in the first nine months of fiscal 2008 to 284 in 2009. Franchise fee revenues in the first nine months of fiscal 2009 decreased 11.6% as a result of a decrease in the number of domestic franchise store openings from 24 in the first nine months of fiscal 2008 to 22 domestic franchise openings in the first nine months of fiscal 2009 and the corresponding decrease in franchise fees.
Costs and Expenses

	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2008	2007	Change	Change
Cost of sales — factory adjusted	$10,532.7	$11,849.2	$(1,316.5)	(11.1%)
Cost of sales — retail	448.1	490.1	(42.0)	(8.6%)
Franchise costs	1,254.1	1,184.0	70.1	5.9%
Sales and marketing	1,090.0	1,076.4	13.6	1.3%
General and administrative	1,857.8	1,890.5	(32.7)	(1.7%)
Retail operating	712.8	735.8	(23.0)	(3.1%)
Total	$15,895.5	$17,226.0	$(1,330.5)	(7.7%)
Adjusted gross margin

	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2008	2007	Change	Change
Factory adjusted gross margin	$4,493.7	$5,938.0	$(1,444.3)	(24.3%)
Retail	729.8	732.6	(2.8)	(0.4%)
Total	$5,223.5	$6,670.6	$(1,447.1)	(21.7%)

(Percent)
Factory adjusted gross margin	29.9%	33.4%	(3.5%)	(10.5%)
Retail	62.0%	59.9%	2.1%	3.5%
Total	32.2%	35.1%	(2.9%)	(8.3%)

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

	Nine Months Ended
	November 30,
($’s in thousands)	2008	2007
Factory adjusted gross margin	$4,493.7	$5,938.0
Less: Depreciation and Amortization	280.1	291.4
Factory GAAP gross margin	$4,213.6	$5,646.6
Cost of Sales and Gross Margin
Factory margins decreased 350 basis points from the first nine months of fiscal 2008 compared to the same period in fiscal 2009 due to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during the nine months ended November 30, 2008 versus the nine months ended November 30, 2007.
Franchise Costs
The increase in franchise costs is due to increased compensation costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 27.3% in the first nine months of fiscal 2009 from 25.8% in the first nine months of fiscal 2008.
Sales and Marketing
Sales and marketing costs were approximately the same for the nine months ended November 30, 2008 compared with the nine months ended November 30, 2007.
General and Administrative
The decrease in general and administrative costs for the first nine months of fiscal 2009 versus the same period in fiscal 2008 is due primarily to decreased professional fees and decreased compensation related costs. Partially offsetting these decreases was an increase in bad debt expense from the first nine months of fiscal 2009 compared with the same period in fiscal 2008. As a percentage of total revenues, general and administrative expenses increased to 8.9% in the first nine months of fiscal 2009 compared to 8.0% in the first nine months of fiscal 2008.
Retail Operating Expenses
Retail operating expenses were approximately unchanged during the first nine months of fiscal 2009 versus the first nine months of fiscal 2008. Retail operating expenses, as a percentage of retail sales, increased from 60.2% in the first nine months of fiscal 2008 to 60.5% in the first nine months of fiscal 2009 due to a lower decrease in costs relative to the decrease in revenues associated with a decrease in the average number of Company stores in operation.
Depreciation and Amortization
Depreciation and amortization of $582,000 in the first nine months of fiscal 2009 decreased 0.5% from the $585,000 incurred in the first nine months of fiscal 2008 due to certain assets becoming fully depreciated.

Other, Net
Other, Net of $2,700 realized in the first nine months of fiscal 2009 represents a decrease of $81,400 from the $84,100 realized in the first nine months of fiscal 2008 due to lower average outstanding cash balances and an increase in interest expense incurred related to use of the operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in the nine months ended November 30, 2008 was 38.0% which is approximately the same as in nine months ended November 30, 2007.
Liquidity and Capital Resources
As of November 30, 2008, working capital was $6.5 million, compared with $5.2 million as of February 29, 2008, an increase of $1.3 million. The increase in working capital was primarily due to operating results less the payment of $1.8 million in cash dividends.
Cash and cash equivalent balances decreased from $676,000 as of February 29, 2008 to $343,000 as of November 30, 2008 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. The Company’s current ratio was 2.83 to 1 at November 30, 2008 in comparison with 2.35 to 1 at February 29, 2008. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($4.3 million available as of November 30, 2008) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2009.
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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate, sugar, butter and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.
As of November 30, 2008, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2008, $700,000 was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.
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
 None
Item 3. Defaults Upon Senior Securities
 None
Item 4. Submission of Matters to a Vote of Security Holders
 None

Item 5. Other Information
 None
Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 29, 2008

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1**	Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)

Date: January 9, 2009	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director