Form 10-K
period 2009-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2009-05-26
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
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
(970) 259-0554
(Registrant’s telephone number, including area code)
Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered

Common Stock $.03 Par Value per Share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities Registered Pursuant To Section 12(g) Of The Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2009, there were 5,992,858 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Global Market on August 31, 2008) held by non-affiliates was $35,961,442.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.
ITEM 1. BUSINESS
General
Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”, and sometimes referred to herein with the pronouns “we,” “us,” or “our”) is an international franchisor and confectionery manufacturer. The Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2009 there were 7 Company-owned, 12 franchisee/licensee owned and 315 franchised Rocky Mountain Chocolate Factory stores operating in 35 states, Canada, and the United Arab Emirates.
The Company believes approximately 55% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. The Company believes this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.
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
The Company believes its manufacturing expertise and reputation for quality has facilitated the sale of selected products through specialty markets. The Company is currently selling its products in a select number of specialty markets including wholesaling, fundraising, corporate sales, mail order and internet sales.
The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company (72-75-72%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including products manufactured by the Company) (7-5-8%) and (iii) the collection of initial franchise fees and royalties from franchisees (21-20-20%). The Company’s revenues are derived from domestic (97-97-98%) and international (3-3-2%) sources. The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2009, 2008 and 2007, respectively.
According to the National Confectioners Association, the total U.S. candy market approximated $28.0 billion of retail sales in 2008 with chocolate generating sales of approximately $15.9 billion. According to the Department of Commerce, per capita consumption of chocolate in 2008 was approximately 13 pounds per year nationally and decreased 5% when compared to 2007.
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

In February 2000, the Company retained a nationally recognized design firm to evaluate and update its existing store design. The objective of the store design project is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of the Company’s in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. The Company completed the store redesign project and the testing of the new design in fiscal 2002. Through March 31, 2009, 176 stores incorporating the new design are in operation.
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
Increase Same Store Retail Sales at Existing Locations
The Company seeks to increase profitability of its store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2005	4.8%
2006	2.4%
2007	0.3%
2008	(0.9%)
2009	(5.4%)
The Company believes that the negative trend in fiscal 2008 and fiscal 2009 was due to the global economic recession that significantly impacted retailing, in general, and regional shopping mall customer traffic, in particular, throughout the United States during all of the fiscal year ended February 28, 2009 resulting in the worst economic and retail environment in the Company’s history. The Company experienced a decrease in same store sales of (2.5%) in its fiscal first quarter of 2009 followed by decreases in same store sales of (2.3%), (8.1%) and (10.0%) in its fiscal second, third and fourth quarters of fiscal 2009 compared with the same periods in fiscal 2008.
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
Increase Same Store Pounds Purchased by Existing Locations
In fiscal 2009, same store pounds purchased by franchisees decreased 14.8% compared to the prior fiscal year. The Company continues to add new products and focus its existing product lines in an effort to increase same store pounds purchased by existing locations. The Company believes the decrease in same store pounds purchased was due to a product mix shift from factory-made products to products made in the store such as caramel apples and fudge and a decline in same store retail sales. We believe the decline in same store pounds purchased over and above the decline related to decreased same store sales is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchise owned stores.
Enhanced Operating Efficiencies
The Company seeks to improve its profitability by controlling costs and increasing the efficiency of its operations. Efforts in the last several years, include the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of its Company-owned and 180 of its franchised stores through

March 31, 2009. These measures have significantly improved the Company’s ability to deliver its products to its stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores in fiscal 2002 has reduced the Company’s exposure to real estate risk, improved the Company’s operating margins and allowed the Company to increase its focus on franchising.
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
Name Recognition and New Market Penetration
The Company believes the visibility of its stores and the high foot traffic at many of its locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for its franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but recent growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased the Company’s name recognition and demand for its franchises. Distribution of Rocky Mountain Chocolate Factory products through specialty markets also increases name recognition and brand awareness in areas of the country in which the Company has not previously had a significant presence. The Company believes that by distributing selected Rocky Mountain Chocolate Factory products through specialty markets increases its name brand recognition and will improve and benefit its entire store system.
Store Concept
The Company seeks to establish a fun and inviting atmosphere in its Rocky Mountain Chocolate Factory store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store’s products. The Company believes that an average of approximately 55% of the revenues of franchised stores are generated by sales of products prepared on the premises. The Company believes the in-store preparation and aroma of its products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for its customers and convey an image of freshness and homemade quality.
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
Co-branding Strategy
On January 26, 2007 the Company began testing co-branded locations with a variety of strategic partners. Co-branding a location is a potential vehicle to possibly exploit retail environments that would not typically support a stand alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand alone Rocky Mountain Chocolate Factory stores. The Company’s and/or its co-branded partner’s franchisees currently operate twelve (12) locations.
The Company is still in the testing and evaluation stage of its co-branding strategy and believes that if this strategy proves financially viable it could represent a significant future growth opportunity for the Company.
Products and Packaging
The Company typically produces approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by the Company’s master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. The Company continues to engage in a major effort to expand its product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine’s Day holiday seasons, the Company may make as many as 100 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. The Company believes that, on average, approximately 40% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at the Company’s factory, 55% by products made in the store using Company recipes and ingredients purchased from the Company or approved suppliers and the remaining 5% by products, such as ice cream, coffee and other sundries, purchased from approved suppliers.
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
Chocolate candies manufactured by the Company are sold at prices ranging from $14.95 to $24.95 per pound, with an average price of $18.30 per pound. Franchisees set their own retail prices, though the Company does recommend prices for all of its products.
Operating Environment
The Company currently establishes Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2009 include:

Regional Centers	29.3%
Outlet Centers	21.7%
Festival/Community Centers	19.2%
Tourist Areas	14.5%
Street Fronts	8.3%
Airports	4.0%
Other	3.0%
Outlet Centers
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
Tourist Areas, Street Fronts and Other Entertainment Oriented Shopping Centers
As of February 28, 2009, there were approximately 40 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase the Company’s visibility and name recognition. The Company believes significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.
Regional Centers
As of February 28, 2009, there were Rocky Mountain Chocolate Factory stores in approximately 81 regional centers, including locations in the Mall of America in Bloomington, Minnesota; and Fort Collins, Colorado. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts. The Company’s existing store concept is designed to unlock the potential of the regional center environment.
Other Environments
The Company believes there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Thirteen franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Atlanta International (Hartsfield-Jackson), two at Denver International Airport, one at Charlotte International Airport, two at Chicago O’Hare International Airport; one at Minneapolis International Airport, one at Phoenix Sky Harbor Airport, one at Salt Lake City International Airport, one at Dallas Fort Worth International Airport and two in Canada; one at Edmonton International Airport, one at Toronto Pearson International Airport.
On July 20, 2007 the Company entered into an exclusive airport development agreement with The Grove, Inc. Pursuant to this agreement, The Grove has the exclusive right to open Rocky Mountain Chocolate Factory stores in all airports in the United States where there are no Rocky Mountain Chocolate Factory stores currently operating or under development. Additionally, the agreement sets forth a commission on the initial franchise fee and future royalty revenue to be paid by the Company to The Grove, Inc. for any third-party, qualified, franchisees who develop an airport location under the agreement. This agreement expires on July 20, 2009 or upon 30 days written notice of default by the Franchisee.
On April 16, 2009 the Company entered into a definitive Test License Agreement with Cold Stone Creamery, Inc. Under the terms of the agreement, seven franchised stores are anticipated to be co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Four of the store locations will be selected by Cold Stone Creamery, Inc. and three of the locations will be selected by Rocky Mountain Chocolate Factory, Inc. The term of the agreement begins on April 16, 2009 and runs until April 16, 2010, unless earlier terminated by either party’s 30 days advance written notice or, material default by either party. The term of any Franchise Agreements entered into between the Company, Cold Stone Creamery, Inc. and selected franchisees of either party will be terminated subject to the terms of the Franchise Agreement and not the termination of the test agreement. On May 11, 2009 the Company and Cold Stone Creamery announced the expansion of the companies’ co-branding option to several hundred stores nationwide, based on the results of the test stores.
Franchising Program
General
The Company’s franchising philosophy is one of service and commitment to its franchise system, and the Company continuously seeks to improve its franchise support services. The Company’s concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2009, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2009, there were 323 franchised stores in the Rocky Mountain Chocolate Factory system. See the audited financial statements and the related notes thereto included elsewhere in the report for a discussion of the revenues, profits or losses and total assets related to the franchising segment of the Company’s business.

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
In fiscal 1992, the Company entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. Immaculate Confections, as of March 31, 2009, operated 45 stores under this agreement.
In fiscal 2000, the Company entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. Al Muhairy Group, as of March 31, 2009, operated 3 stores under this agreement.
In fiscal 2008, the Company entered into an airport development agreement with The Grove, Inc. Pursuant to this Agreement, The Grove will have the exclusive right to open Rocky Mountain Chocolate Factory stores in all airports in the United States where there are no Rocky Mountain Chocolate Factory stores currently operating or under development. The Grove, Inc., as of March 31, 2009, operated 5 stores under this agreement.
In fiscal 2010, the Company entered into a Test Agreement with Cold Stone Creamery. Under the terms of the proposed agreement, seven or more franchised stores will be co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands in an effort to test a more extensive licensing relationship. Cold Stone Creamery franchisees, as of March 31, 2009, operated 4 stores under this initiative.
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
Company Store Program
As of March 31, 2009 there were 7 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.
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
Employees
At February 28, 2009, the Company employed approximately 190 people. Most employees, with the exception of store, factory and corporate management, are paid on an hourly basis. The Company also employs some people on a temporary basis during peak periods of store and factory operations. The Company seeks to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization. The Company believes that it provides working conditions, wages and benefits that compare favorably with those of its competitors. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.
Executive Officers
The executive officers of the Company and their ages at April 30, 2009 are as follows:

Name	Age	Position
Franklin E. Crail	67	Chairman of the Board, President and Director
Bryan J. Merryman	48	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	42	Sr. Vice President — Franchise Development and Operations
Edward L. Dudley	45	Sr. Vice President — Sales and Marketing
William K. Jobson	53	Chief Information Officer
Jay B. Haws	59	Vice President — Creative Services
Jeremy M. Kinney	32	Vice President — Finance
Donna L. Coupe	43	Vice President — Franchise Support and Training
Virginia M. Perez	71	Corporate Secretary
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
Mr. Kinney became Vice President of Finance in May 2008. Since joining the Company in March 1999, he has served in various operational and financial positions including Director of Retail Operations and Operational Analysis. In May 2007 he became Corporate Controller, a position he held until he was promoted to his present position.
Ms. Coupe became Vice President of Franchise Support and Training in June 2008. From 1992-1997 she managed franchised stores in Northern California for absentee owners. Since joining the company in October 1997, she has served in various positions including Field Consultant, Regional Manager and Director of Franchise Support.
Ms. Perez joined the Company in June 1996 and has served as the Company’s corporate secretary since February, 1997. From 1992 until joining the Company, she was employed by Huettig & Schromm, Inc., a property management and development firm in Palo Alto, California. Ms. Perez is a paralegal and has held various administrative positions during her career including executive assistant to the Chairman and owner of Sunset Magazine & Books, Inc.
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
Item 1A. Risk Factors
The Current Financial Crisis and General Economic Conditions Could Have A Material Adverse Effect on the Company’s Business, Results of Operations and Liquidity
Consumer purchases of discretionary items, including the Company’s products generally decline during recessionary periods and other periods where disposable income is adversely affected. The Company’s performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of products altogether.
The economic downturn could have a material effect on the Company’s results of operations and its liquidity and capital resources. It could also impact the Company’s ability to fund its growth and/or result in the Company becoming reliant on external financing, the availability of which may be uncertain.
In addition, the current economic environment may exacerbate some of the risks noted below.
Comparable Store Sales Have Been Negatively Affected by the Economy and Will Continue to Fluctuate on a Regular Basis
The Company’s comparable store sales defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past three fiscal years, comparable sales results have fluctuated as follows: (a) from (5.4%) to 4.8% for annual results; (b) from (10.0%) to 5.6% for quarterly results. The Company’s comparable store sales were particularly adversely affected by the economy in the fourth quarter of Fiscal 2009 and continue to be adversely affected to date in Fiscal 2010.
Ingredients Subject to Price Fluctuations
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
Suitable Sites for Franchised Stores at Reasonable Occupancy Costs
Our expansion plans are critically dependent on our ability to obtain suitable sites at reasonable occupancy costs for our franchised stores in the regional center environment. There is no assurance that we will be able to obtain suitable locations for our franchised stores and kiosks in this environment at a cost that will allow such stores to be economically viable.
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
Company Manufactured Products
We believe that approximately 40% of franchised stores’ revenues are generated by sales of products manufactured by and purchased from us, 55% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees’ sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. A significant decrease in the amount of products franchisees purchase from us, therefore, could adversely affect our total revenues and results of operations. Such a decrease could result from franchisees’ decisions to sell more store-made products or products purchased from third party suppliers.
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
None.
ITEM 2. PROPERTIES
The Company’s manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During fiscal 2009, the Company’s factory produced approximately 2.21 million pounds of chocolate candies, a decrease of 22% from the approximately 2.84 million pounds produced in fiscal 2008. During fiscal 2008 the Company conducted a study of factory capacity. As a result of this study, the Company believes the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.
As of March 31, 2009, 6 of the 7 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from December 2010 to February 2015, some of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.

The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2009, the Company was the primary lessee at 1 of its 323 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Common Stock trades on the Nasdaq Global Market which is part of The Nasdaq Stock Market under the trading symbol “RMCF”. On July 10, 2007 the Board of Directors declared a 5% stock dividend payable on July 31, 2007 to shareholders of record as of July 20, 2007. On February 19, 2008, the Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 14, 2008 to shareholders of record as of February 29, 2008. On February 13, 2009, the Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 13, 2009 to shareholders of record as of February 27, 2009.
The Company declared these stock and cash dividends because the Company felt that its Common Stock lacked sufficient shares and related liquidity to satisfy an increasing number of investors interested in purchasing the Company’s Common Stock. All of the following items in this Item 5. have been adjusted, where necessary, for the effects of the stock dividend.
The table below sets forth high and low price information and dividends declared for the Common Stock for each quarter of fiscal years 2009 and 2008.

			Dividends
Fiscal Year Ended February 28, 2009	HIGH	LOW	declared
Fourth Quarter	$7.75	$5.30	.1000
Third Quarter	$9.60	$5.04	.1000
Second Quarter	$11.99	$8.51	.1000
First Quarter	$13.29	$10.05	.1000

			Dividends
Fiscal Year Ended February 29, 2008	HIGH	LOW	declared
Fourth Quarter	$17.69	$10.45	.1000
Third Quarter	$18.04	$15.40	.1000
Second Quarter	$18.00	$14.20	.0950
First Quarter	$15.18	$12.62	.0952
On April 30, 2009 the closing price for the Common Stock was $6.19.
Holders
On April 30, 2009 there were approximately 400 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.
Repurchases
None

Comparison of Return on Equity
     The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, in the Nasdaq Index, in the Russell 2000 Index and in a Peer Group Index of companies in the confectionery industry, on February 27, 2004. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	Base
	Period	Return	Return	Return	Return	Return
Company/Index Name	2/2004	2/2005	2/2006	2/2007	2/2008	2/2009
Rocky Mountain Chocolate Factory, Inc.	100.00	250.79	256.18	233.38	233.93	112.03
NASDAQ Composite	100.00	102.13	114.89	124.28	116.73	69.36
Russell 2000	100.00	109.53	127.70	140.30	122.85	70.78
Peer Group (1)	100.00	140.47	125.72	138.62	141.04	120.66

(1)	Comprised of the following companies: The Hershey Company, Imperial Sugar Company, Monterey Gourmet Foods, Inc., Paradise, Inc., Tootsie Roll Industries, Inc., and Valhi, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for the fiscal years ended February 28 or 29, 2005 through 2009, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
  (Amounts in thousands, except per share data)

		YEARS ENDED FEBRUARY 28 or 29,
	2009	2008	2007	2006	2005
Selected Statement of Operations Data
Total revenues	$28,539	$31,878	$31,573	$28,074	$24,524
Operating income	5,819	7,914	7,561	6,459	5,339
Net income	$3,719	$4,961	$4,745	$4,065	$3,317

Basic Earnings per Common Share	$.62	$.78	$.74	$.62	$.53

Diluted Earnings per Common Share	$.60	$.76	$.71	$.58	$.49
Weighted average common shares outstanding	5,985	6,341	6,432	6,582	6,307

Weighted average common shares outstanding, assuming dilution	6,157	6,501	6,659	7,009	6,806
Selected Balance Sheet Data
Working capital	$7,371	$5,152	$7,503	$7,533	$8,008
Total assets	16,841	16,147	18,456	19,057	19,248
Long-term debt	—	—	—	—	1,539
Stockholders’ equity	13,242	11,655	14,515	15,486	13,894

Cash Dividend Declared per Common Share	$.400	$.390	$.324	$.271	$.200
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A Note About Forward Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and related Notes of the Company included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this document at 1A. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Current Trends and Outlook
The fourth quarter retail environment proved to be the most challenging in the Company’s history. Global economic turmoil resulted in a swift and steep decline in consumer spending and a shopping landscape dominated by promotional activity.
The Company expects that the difficult environment will persist throughout 2009. Therefore, the Company will continue to focus on managing the business in a seasoned, disciplined and controlled manner.
In managing the business in 2009, the Company is taking a conservative view of market conditions. The Company will continue to focus on its long-term objectives while seeking to maintain flexibility to respond to market conditions.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 14% in the first quarter, declined approximately 10% in the second quarter, declined approximately 24% in the third quarter, declined approximately 14% in the fourth quarter and 15% overall in fiscal 2009 as compared to the same periods in fiscal 2008.
Subsequent to February 28, 2009 the Company announced the expansion of the co-branding test relationship with Cold Stone Creamery. The Companies have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of four test locations, operating under the test agreement announced in October 2008. The Company believes that if this co-branding strategy proves financially viable it could represent a significant future growth opportunity for the Company.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts and notes receivable from franchisees, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on analyses, of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
We believe that the following represent our more critical estimates and assumptions used in the preparation of our financial statements, although not all inclusive.

Accounts and Notes Receivable — In the normal course of business, the Company extends credit to customers, primarily franchisees, that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.
The Company recorded average expense of approximately $121,000 per year for potential uncollectible accounts over the three-year period ended February 28, 2009. Write-offs of uncollectible accounts net of recoveries averaged approximately $43,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 2.8% to 7.1% of gross receivables.
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
Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2009, the Company recorded expense averaging approximately $80,000 per year for potential inventory losses, or approximately 0.5% of total cost of sales for that period.
Goodwill — Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in fiscal 2009 showed no impairment of our goodwill.
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

Results of Operations
Fiscal 2009 Compared To Fiscal 2008
Results Summary
Basic earnings per share decreased 20.5% from $.78 in fiscal 2008 to $.62 in fiscal 2009. Revenues decreased 10.5% from fiscal 2008 to fiscal 2009. Operating income decreased 26.5% from $7.9 million in fiscal 2008 to $5.8 million in fiscal 2009. Net income decreased 25.0% from $5.0 million in fiscal 2008 to $3.7 million in fiscal 2009. The decrease in revenue, earnings per share, operating income, and net income in fiscal 2009 compared to fiscal 2008 was due primarily to decreased sales to specialty markets and decreased same store pounds purchased by domestic franchise locations.
Revenues

($’s in thousands)	2009	2008	Change	% Change
Factory sales	$20,572.5	$23,758.2	$(3,185.7)	(13.4%)
Retail sales	1,880.7	1,800.0	80.7	4.5%
Royalty and marketing fees	5,627.0	5,696.9	(69.9)	(1.2%)
Franchise fees	458.5	623.1	(164.6)	(26.4%)
Total	$28,538.7	$31,878.2	$(3,339.5)	(10.5%)
Factory Sales
Factory sales decreased in fiscal 2009 compared to fiscal 2008 due to a decrease of 29.0% in product shipments to specialty markets and a decline in same store pounds purchased by domestic franchise stores. Same store pounds purchased in fiscal 2009 were down approximately 15% from fiscal 2008. The Company believes the decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores and is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchised stores.
Retail Sales
The increase in total retail sales was due to a change in the Company-owned stores in operation during fiscal year 2009 compared to fiscal year 2008 resulting from the closure of one Company-owned store in the first quarter of fiscal year 2009 and the acquisition of one Company-owned store in the second quarter and two Company-owned stores in the fourth quarter of fiscal year 2009. Same store retail sales at Company-owned store declined 4.9% in fiscal year 2009 compared to fiscal year 2008.
Royalties, Marketing Fees and Franchise Fees
The decrease in royalties and marketing fees resulted from a decrease in same store sales of (5.4%), which more than offset the growth in the average number of domestic units in operation from 281 in fiscal 2008 to 284 in fiscal 2009. Franchise fee revenues decreased due to a decrease in the number of domestic franchises opened during the year when compared to the same period in the prior year.
Costs and Expenses

($’s in thousands)	2009	2008	Change	% Change
Cost of sales — factory adjusted	$14,360.3	$15,948.7	$(1,588.4)	(10.0%)
Cost of sales — retail	716.8	729.8	(13.0)	(1.8%)
Franchise costs	1,718.6	1,498.7	219.9	14.7%
Sales and marketing	1,495.4	1,503.2	(7.8)	(0.5%)
General and administrative	2,562.3	2,505.7	56.6	2.3%
Retail operating	1,107.9	994.8	113.1	11.4%
Total	$21,961.3	$23,180.9	$(1,219.6)	(5.3%)

Adjusted Gross margin
($’s in thousands)
Factory adjusted gross margin	$6,212.2	$7,809.5	$(1,597.3)	(20.5%)
Retail	1,163.9	1,070.2	93.7	8.8%
Total	$7,376.1	$8,879.7	$(1,503.6)	(16.9%)

(Percent)
Factory adjusted gross margin	30.2%	32.9%	(2.7%)	(8.2%)
Retail	61.9%	59.5%	2.4%	4.0%
Total	32.9%	34.7%	(1.8%)	(5.2%)

Fiscal 2009 Compared To Fiscal 2008 — CONTINUED
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

($’s in thousands)	2009	2008
Factory adjusted gross margin	$6,212.2	$7,809.5
Less: Depreciated and Amortization	370.5	389.3
Factory GAAP gross margin	$5,841.7	$7,420.2
Cost of Sales
Factory margins decreased 270 basis points from the fiscal 2008 compared to fiscal 2009 due to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during fiscal 2009 versus fiscal 2008.
Franchise Costs
The increase in franchise costs is due to higher professional fees and higher compensation costs in fiscal 2009 compared with fiscal 2008. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.2% in fiscal 2009 from 23.7% in fiscal 2008.
Sales and Marketing
Sales and marketing costs were approximately the same in fiscal 2009 as in fiscal 2008.
General and Administrative
The increase in general and administrative costs is due primarily to an increase in the allowance for doubtful accounts. As a percentage of total revenues, general and administrative expenses increased to 9.0% in fiscal 2009 compared to 7.9% in fiscal 2008.
Retail Operating Expenses
The increase in retail operating expenses during fiscal 2009 compared to fiscal 2008 was due primarily to costs associated with the acquisition of three Company-owned stores during fiscal 2009. Retail operating expenses, as a percentage of retail sales, increased from 55.3% in fiscal 2008 to 58.9% in fiscal 2009 due to a higher increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $758,000 in fiscal 2009 decreased 3.1% from $783,000 incurred in fiscal 2008 due to certain assets becoming fully depreciated.
Other, Net
Other, net of $5,500 realized in fiscal 2009 represents a decrease of $95,500 from the $101,000 realized in fiscal 2008 due to lower average outstanding cash balances and an increase in interest expense incurred related to use of the operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in fiscal 2009 was 36.2% which is a decrease of 1.9% compared to fiscal 2008. The decrease in the effective tax rate is primarily due to an increase in allowable deductions.

Fiscal 2009 Compared To Fiscal 2008 — CONTINUED
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
Fiscal 2008 Compared To Fiscal 2007
Results Summary
Basic earnings per share increased 5.4% from $.74 in fiscal 2007 to $.78 in fiscal 2008. Revenues increased 1.0% from fiscal 2007 to fiscal 2008. Operating income increased 4.7% from $7.6 million in fiscal 2007 to $7.9 million in fiscal 2008. Net income increased 4.6% from $4.7 million in fiscal 2007 to $5.0 million in fiscal 2008. The increase in revenue, earnings per share, operating income, and net income in fiscal 2008 compared to fiscal 2007 was due primarily to increased number of franchised stores in operation, increased sales to speciality markets and the corresponding increases in revenue.
Revenues

($’s in thousands)	2008	2007	Change	% Change
Factory sales	$23,758.2	$22,709.0	$1049.2	4.6%
Retail sales	1,800.0	2,626.7	(826.7)	(31.5%)
Royalty and marketing fees	5,696.9	5,603.8	93.1	1.7%
Franchise fees	623.1	633.8	(10.7)	(1.7%)
Total	$31,878.2	$31,573.3	$304.9	1.0
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
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees resulted from growth in the average number of domestic units in operation from 266 in fiscal 2007 to 281 in fiscal 2008 plus an increase in same store sales of 0.9%. Franchise fee revenues decreased due to a decrease in the number of franchises sold during the same period last year.
Costs and Expenses

				%
($’s in thousands)	2008	2007	Change	Change
Cost of sales — factory adjusted	$15,948.7	$14,942.9	$1,005.8	6.7%
Cost of sales — retail	729.8	1,045.7	(315.9)	(30.2%)
Franchise costs	1,498.7	1,570.0	(71.3)	(4.5%)
Sales and marketing	1,503.2	1,538.5	(35.3)	(2.3%)
General and administrative	2,505.7	2,538.7	(33.0)	(1.3%)
Retail operating	994.8	1,502.1	(507.3)	(33.8%)
Total	$23,180.9	$23,137.9	$43.0	0.2%
Adjusted Gross margin

				%
($’s in thousands)	2008	2007	Change	Change
Factory adjusted gross margin	$7,809.5	$7,766.1	$43.4	0.6%
Retail	1,070.2	1,581.0	(510.8)	(32.3%)
Total	$8,879.7	$9,347.1	$(467.4)	(5.0%)

Fiscal 2008 Compared To Fiscal 2007 — CONTINUED
Adjusted Gross Margin — CONTINUED

(Percent)
Factory adjusted gross margin	32.9%	34.2%	(1.3%)	(3.8%)
Retail	59.5%	60.2%	(0.7%)	(1.2%)
Total	34.7%	36.9%	(2.2%	(6.0%)
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
Cost of Sales
Factory adjusted gross margins declined 130 basis points from fiscal 2007 to fiscal 2008 due primarily to increased costs and mix of product sold during fiscal 2008 versus fiscal 2007. Company-owned store margin declined 70 basis points from fiscal 2007 to fiscal 2008 due primarily to a change in mix of product sold associated with a decease in the average number of company stores in operation.
Franchise Costs
The decrease in franchise costs is due to lower incentive compensation costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.7% in fiscal 2008 from 25.2% in fiscal 2007.
Sales and Marketing
The decrease in sales and marketing was due primarily to lower incentive compensation costs.
General and Administrative
The decrease in general and administrative costs is due primarily to lower incentive compensation costs related to Company performance. As a percentage of total revenues, general and administrative expenses were decreased to 7.9% in fiscal 2008 compared to 8.0% in fiscal 2007.
Retail Operating Expenses
The decrease in retail operating expenses was due primarily to a decrease in the average number of Company-owned stores during fiscal 2008 versus fiscal 2007. Retail operating expenses, as a percentage of retail sales, decreased from 57.2% in fiscal 2007 to 55.3% in fiscal 2008 due to a larger decrease in costs relative to the increase in revenues associated with a decrease in the average number of Company stores in operation.
Depreciation and Amortization
Depreciation and amortization of $783,000 in fiscal 2008 decreased 10.4% from 874,000 incurred in fiscal 2007 due to the sale or closure of four Company-owned stores and certain assets becoming fully depreciated.

Fiscal 2008 Compared To Fiscal 2007 — CONTINUE
Other, Net
Other, net of $101,000 realized in fiscal 2008 represents an increase of $34,000 from the $67,000 realized in fiscal 2007, due primarily to higher average outstanding balances of invested cash during fiscal 2008. Notes receivable balances and related interest income declined in fiscal 2008 because of two notes maturing or being paid in full compared with fiscal 2007. The Company also incurred less interest expense related to use of an operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in fiscal 2008 was 38.1%, which is an increase of 0.3% compared to fiscal 2007. The increase in effective tax rate is primarily due to increased income in states with higher income tax rates.
Liquidity and Capital Resources
As of February 28, 2009, working capital was $7.4 million compared with $5.2 million as of February 29, 2008. The change in working capital was due primarily to operating results less the payment of $2.4 million in cash dividends.
Cash and cash equivalent balances increased from $676,000 as of February 29, 2008 to $1.3 million as of February 28, 2009 as a result of cash flows generated by operating and investing activities being greater than cash flows used in financing activities. The Company’s current ratio was 3.66 to 1 at February 28, 2009 in comparison with 2.35 to 1 at February 29, 2008. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 28, 2009, secured by substantially all of the Company’s assets except retail store assets. The credit line is subject to renewal in July, 2009.
The table below presents significant contractual obligations of the Company at February 28, 2009.

(Amounts in thousands)	Less than			After 5
Contractual Obligations	1 year	1-3 Years	4-5 years	years	Total
Line of credit	—	—	—	—	—
Notes payable	—	—	—	—	—
Operating leases	562	812	593	90	2,057
Other long-term obligations	70	146	155	308	679
Total Contractual cash obligations	632	958	748	398	2,736
For fiscal 2010, the Company anticipates making capital expenditures of approximately $350,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for fiscal 2010. If necessary, the Company has available bank lines of credit to help meet these requirements.
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
New Accounting Pronouncements
Effective March 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company expects that the application of the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities will not have a material impact on the Company’s financial statements.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 160.
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
The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 28, 2009, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.
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
Durango, Colorado
We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2009 and February 29, 2008, and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2009. In connection with our audit of the financial statements, we have also audited the financial statement Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended February 28, 2009. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. An audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for each of the three years in the period ended February 28, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Ehrhardt Keefe Steiner & Hottman PC
May 26, 2009
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2009	2008	2007
Revenues
Sales	$22,453,165	$25,558,198	$25,335,739
Franchise and royalty fees	6,085,534	6,319,985	6,237,594
Total revenues	28,538,699	31,878,183	31,573,333

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $370,485, $389,273 and $412,546, respectively	15,077,143	16,678,472	15,988,620
Franchise costs	1,718,595	1,498,709	1,570,026
Sales & marketing	1,495,442	1,503,224	1,538,476
General and administrative	2,562,280	2,505,676	2,538,667
Retail operating	1,107,872	994,789	1,502,134
Depreciation and amortization	758,322	782,951	873,988

Total costs and expenses	22,719,654	23,963,821	24,011,911

Operating Income	5,819,045	7,914,362	7,561,422

Other Income (Expense)
Interest expense	(15,851)	(1,566)	—
Interest income	21,341	102,360	67,071
Other, net	5,490	100,794	67,071

Income Before Income Taxes	5,824,535	8,015,156	7,628,493

Income Tax Expense	2,105,972	3,053,780	2,883,575

Net Income	$3,718,563	$4,961,376	$4,744,918

Basic Earnings per Common Share	$.62	$.78	$.74

Diluted Earnings per Common Share	$.60	$.76	$.71

Weighted Average Common Shares Outstanding	5,984,791	6,341,286	6,432,123
Dilutive Effect of Employee Stock Options	172,265	159,386	227,350
Weighted Average Common Shares Outstanding, Assuming Dilution	6,157,056	6,500,672	6,659,473
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28 or 29
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$1,253,947	$675,642
Accounts receivable, less allowance for doubtful accounts of $332,719 and $114,271, respectively	4,229,733	3,801,172
Notes receivable, current	—	22,435
Refundable income taxes	—	63,357
Inventories, less reserve for slow moving inventory of $251,922 and $194,719, respectively	4,064,611	4,015,459
Deferred income taxes	369,197	117,846
Other	224,378	267,184
Total current assets	10,141,866	8,963,095

Property and Equipment, Net	5,253,598	5,665,108

Other Assets
Notes receivable	124,452	205,916
Goodwill, net	1,046,944	939,074
Intangible assets, net	183,135	276,247
Other	91,057	98,020
Total other assets	1,445,588	1,519,257

Total assets	$16,841,052	$16,147,460

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit	$—	$300,000
Accounts payable	1,074,643	1,710,380
Accrued salaries and wages	423,789	430,498
Other accrued expenses	531,941	467,543
Dividend payable	598,986	599,473
Deferred income	142,000	303,000
Total current liabilities	2,771,359	3,810,894

Deferred Income Taxes	827,700	681,529

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	—	—
Undesignated series, authorized 200,000 shares	—	—
Common stock, $.03 par value; 100,000,000 shares authorized; 5,989,858 and 5,980,919 shares issued and outstanding, respectively	179,696	179,428
Additional paid-in capital	7,311,280	7,047,142
Retained earnings	5,751,017	4,428,467
Total stockholders’ equity	13,241,993	11,655,037

Total liabilities and stockholders’ equity	$16,841,052	$16,147,460
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2009	2008	2007
Common Stock
Balance at beginning of year	$179,428	$192,567	$197,881
Repurchase and retirement of common stock	—	(14,518)	(9,822)
Issuance of common stock	127	—	26
Exercise of stock options and other	141	1,379	4,482
Balance at end of year	179,696	179,428	192,567

Additional Paid-In Capital
Balance at beginning of year	7,047,142	6,987,558	10,363,107
Repurchase and retirement of common stock	—	(5,918,087)	(4,371,268)
Stock dividends declared	—	5,415,148	—
Costs related to stock splits and dividends	—	(9,647)	—
Issuance of common stock	49,275	—	15,797
Exercise of stock options and other	214,863	388,290	819,992
Tax benefit from employee stock transactions	—	183,880	159,930
Balance at end of year	7,311,280	7,047,142	6,987,558

Retained Earnings
Balance at beginning of year	4,428,467	7,334,388	4,924,830
Net income	3,718,563	4,961,376	4,744,918
Stock dividends declared	—	(5,415,148)	—
Cash dividends declared	(2,396,013)	(2,452,149)	(2,078,208)
Adoption of SAB 108	—	—	(257,152)
Balance at end of year	5,751,017	4,428,467	7,334,388

Total Stockholders’ Equity	$13,241,993	$11,655,037	$14,514,513

Common Shares
Balance at beginning of year	5,980,919	6,418,905	6,596,016
Repurchase and retirement of common stock	—	(483,935)	(327,390)
Issuance of common stock	4,250	—	876
Exercise of stock options and other	4,689	45,949	149,403
Balance at end of year	5,989,858	5,980,919	6,418,905
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$3,718,563	$4,961,376	$4,744,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758,322	782,951	873,988
Provision for loss on accounts receivable	219,000	75,000	70,000
Provision for inventory loss	80,000	90,000	70,000
Loss on sale of assets	20,990	34,744	101
Expense recorded for stock compensation	240,013	58,355	201,269
Deferred income taxes	(105,180)	150,941	(133,432)
Changes in operating assets and liabilities:
Accounts receivable	(669,508)	(117,460)	(711,456)
Refundable income taxes	—	(63,357)	—
Inventories	(125,754)	(623,320)	(613,905)
Other assets	21,742	76,891	104,843
Accounts payable	(635,861)	811,586	(246,616)
Income taxes payable	99,613	(167,965)	(33,729)
Accrued liabilities	21,433	(449,784)	452,255
Deferred income	(161,000)	14,500	5,000
Net cash provided by operating activities	3,482,373	5,634,458	4,783,236

Cash Flows From Investing Activities:
Additions to notes receivable	—	—	(124,452)
Proceeds received on notes receivable	1,798	132,702	211,143
Proceeds from sale or distribution of assets	8,910	29,382	434,335
Decrease (increase) in other assets	13,364	158,826	(134,221)
Purchase of property and equipment	(256,034)	(578,433)	(201,037)
Net cash (used in) provided by investing activities	(231,962)	(257,523)	185,768

Cash Flows From Financing Activities:
Net change in line of credit	(300,000)	300,000	—
Costs of stock split or dividend	—	(9,647)	—
Issuance of common stock	24,393	331,313	623,206
Tax benefit of stock option exercise	—	183,880	159,930
Repurchase and redemption of common stock	—	(5,932,605)	(4,381,090)
Dividends paid	(2,396,499)	(2,404,409)	(2,030,625)
Net cash used in financing activities	(2,672,106)	(7,531,468)	(5,628,579)

Net Increase In Cash And Cash Equivalents	578,305	(2,154,533)	(659,575)

Cash And Cash Equivalents At Beginning Of Year	675,642	2,830,175	3,489,750

Cash And Cash Equivalents At End Of Year	$1,253,947	$675,642	$2,830,175
The accompanying notes are an integral part of these statements.

Notes to Financial Statements
NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at February 28, 2009:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	7	7
Franchise stores – Domestic stores	6	264	270
Franchise stores – Domestic kiosks	—	12	12
Franchise stores – International	—	47	47
Cold Stone Creamery — Co-branded	—	4	4
	6	334	340
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits, this amount was approximately $635,000 at February 28, 2009.
Accounts and Notes Receivable
In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2009, the Company has $124,452 of notes receivable outstanding. The notes require monthly payments and bear interest at 8%. The notes mature in February 2012 and are secured by the assets financed.
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
Vulnerability Due to Certain Concentrations
As of February 28, 2009, the Company had a note receivable of approximately $124,000 due from one franchisee. The note is collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from this location.
Stock-Based Compensation
At February 28, 2009, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.

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
The Company recognized $240,013, $33,198 and $0 related equity-based compensation expense during the years ended February 28 or 29, 2009, 2008 and 2007, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $11,240, $25,158 and $131,000 for the years ended February 28 or 29, 2009, 2008 and 2007, respectively, related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.
Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as a non-cash transaction in the Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. The excess tax benefit included in net cash provided by financing activities for the years ended February 28 or 29, 2009, 2008 and 2007 was $0, $183,880 and $159,930 respectively.
There were no options granted during the year ended February 28, 2009. The weighted-average fair value of stock options granted during year ended February 29, 2008 was $2.69. As of February 29, 2008, there was $0 of unrecognized compensation cost related to non-vested share-based compensation.
During fiscal 2009, the Company granted 170,400 shares of restricted common stock units with a grant date fair value of $1,541,040 or $9.04 per share. The restricted stock unit grants vest 20% annually over a period of five years. The Company recognized $179,371 of equity-based compensation expense related to this grant during fiscal 2009. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2009 was $1,315,819, which is expected to be recognized over the weighted average period of 4.4 years.
Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2009, 2008 and 2007, 316,206, 136,119, and 140,389, respectively, stock options were excluded from diluted shares as their affect was anti-dilutive.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Total advertising expense amounted to $221,715, $261,663, and $308,052 for the fiscal years ended February 28 or 29, 2009, 2008 and 2007, respectively.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes receivable, and debt. The fair value of all instruments approximates the carrying value.
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation. See Note 15 for further discussion.

NOTE 2 — INVENTORIES
Inventories consist of the following at February 28 or 29:

	2009	2008
Ingredients and supplies	$2,461,020	$1,985,929
Finished candy	1,603,591	2,029,530
Total inventories	$4,064,611	$4,015,459
NOTE 3 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following at February 28 or 29:

	2009	2008
Land	$513,618	$513,618
Building	4,707,381	4,717,230
Machinery and equipment	6,977,006	6,855,408
Furniture and fixtures	676,970	699,473
Leasehold improvements	347,124	428,937
Transportation equipment	350,714	350,714
	13,572,813	13,565,380

Less accumulated depreciation	8,319,215	7,900,272

Property and equipment, net	$5,253,598	$5,665,108
NOTE 4 — LINE OF CREDIT AND LONG-TERM DEBT
Line of Credit
At February 28, 2009 the Company had a $5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points (2.75% at February 28, 2009). At February 28, 2009, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2009 the Company was in compliance with all such covenants. The credit line is subject to renewal in July, 2009.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Operating leases
The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.
The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2010	$299,000
2011	300,000
2012	234,000
2013	243,000
2014	198,000
Thereafter	90,000
Total	$1,364,000
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

2010	$69,700
2011	71,800
2012	73,900
2013	76,100
2014	78,400
Thereafter	307,900
Total	$677,800

NOTE 5 – COMMITMENTS AND CONTINGENCIES – CONTINUED
The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2009	2008	2007
Minimum rentals	$340,612	$336,859	$438,797
Less sublease rentals	(87,300)	(100,900)	(108,200)
Contingent rentals	16,806	22,476	26,640
	$270,118	$258,435	$357,237
In fiscal year 2008 the Company entered into an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2010	$109,000
2011	113,000
2012	117,000
2013	121,000
2014	$31,000
Total	$491,000
The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28:

2010	$154,000
2011	48,500
Total	$202,500
The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2009	2008	2007
213,417	222,682	187,599
Purchase contracts
The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $700,000 of raw materials under such agreements.
Contingencies
The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 6 — INCOME TAXES
Income tax expense is comprised of the following for the years ending February 28 or 29:

	2009	2008	2007
Current
Federal	$1,927,612	$2,435,496	$2,533,402
State	283,540	467,342	483,605
Total Current	2,211,152	2,902,838	3,017,007

Deferred
Federal	(93,862)	131,776	(120,018)
State	(11,318)	19,166	(13,414)
Total Deferred	(105,180)	150,942	(133,432)
Total	$2,105,972	$3,053,780	$2,883,575

NOTE 6 — INCOME TAXES — CONTINUED
A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2009	2008	2007
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.0%	4.0%	4.1%
Other	(1.8%)	0.1%	(0.3%)
Effective Rate	36.2%	38.1%	37.8%
The components of deferred income taxes at February 28 or 29 are as follows:

	2009	2008
Deferred Tax Assets
Allowance for doubtful accounts and notes	$126,766	$43,538
Inventories	95,982	74,188
Accrued compensation	118,555	34,512
Loss provisions and deferred income	34,290	—
Self insurance accrual	27,893	20,214
Amortization, design costs	81,558	74,649
	485,044	247,101

Deferred Tax Liabilities
Depreciation and amortization	(943,547)	(803,066)
Loss provisions and deferred income	—	(7,718)
Net deferred tax liability	$(943,547)	$(563,683)

Current deferred tax assets	$369,197	$117,846
Non-current deferred tax liabilities	(827,700)	(681,529)
Net deferred tax liability	$(458,503)	$(563,683)
The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before fiscal year 2005.
Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets as of February 28, 2009.
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
The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2009 and February 29, 2008.
NOTE 7 – STOCKHOLDERS’ EQUITY
Stock Issuance
In March 2006, the Company issued 584 shares of stock, valued at $12,500, for partial payment of certain sales services for one year. In June 2006 and September 2008 the Company issued 250 shares of stock valued at $3,322 and $2,323 for franchise recognition at the Company’s National Convention.

NOTE 7 – STOCKHOLDERS’ EQUITY — CONTINUED
Shareholder Rights Plan
On May 19, 2009, the Company and Computershare Trust Company, N.A. entered into an Amended and Restated Shareholder Rights Agreement (“Rights Agreement”) which amended and restated the existing Shareholder Rights Agreement dated May 28, 1999, (“Existing Rights Plan”). In connection with the Existing Rights Plan the Company’s board of directors declared a dividend of one right to purchase one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.10 per share, for each outstanding share of the Company’s common stock, par value $0.03 per share, of the Company that was outstanding on May 28, 1999. Each share of Series A Junior Participating Preferred Stock originally entitled the holder to one hundred votes and dividends equal to one hundred times the aggregate per share amount of dividends declared per common share. There are no shares of Series A Junior Participating Preferred Stock outstanding. The Existing Rights Plan was set to expire on May 28, 2009 and, through board declaration, was replaced in its entirety on May 18, 2009 when the Board of Directors of the Company authorized and declared a dividend of one Right (a “Right”) for each outstanding share of Common Stock of the Company (the “Common Shares”). The dividend is payable on May 19, 2009 (the “Record Date”) to the holders of record of the Common Shares at the close of business on that date. The Rights will become exercisable and detachable only following the earlier of 10 days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the outstanding Common Shares or 10 business days following the announcement of a tender offer or exchange offer for 15 percent or more of the outstanding Common Shares. In addition, the Company has authorized the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date. When exercisable each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.10 per share, of the Company (the “Preferred Shares”), at a price of $30 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each share of Series A Junior Participating Preferred Stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared per common share.
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
Cash Dividend
The Company paid a quarterly cash dividend of $0.0762 per common share on March 16, 2006, June 16, 2006 and September 16, 2006 to shareholders of record on March 8, 2006, June 2, 2006 and September 1, 2006, respectively. The Company paid a quarterly cash dividend of $0.0857 per common share on December 15, 2006 and March 16, 2007 to shareholders of record on December 1, 2006 and March 2, 2007. The Company paid a quarterly cash dividend of $0.0952 per common share on June 15, 2007 to shareholders of record on June 1, 2007. The Company paid a quarterly cash dividend of $0.0950 per common share on September 14, 2007 to shareholders of record on September 4, 2007. The Company paid a quarterly cash dividend of $0.10 per common share on December 14, 2007 and March 14, 2008 to shareholders of record on December 3, 2007 and February 29, 2008. The Company paid a quarterly cash dividend of $0.10 per common share on June 13, 2008, September 12, 2008, December 12, 2008 and March 13, 2009 to shareholders of record on June 2, 2008, September 2, 2008, December 1, 2008 and February 27, 2009, respectively.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 — STOCK COMPENSATION PLANS
In fiscal 2008 shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options; stock appreciation rights; stock awards, restricted stock, and stock units; performance shares and performance units; other stock or cash based awards. As of February 28, 2009, 170,400 restricted stock units and 4,000 unrestricted shares have been awarded under the 2007 Plan and 245,928 shares of common stock is available for award under the plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans and 34,988 shares forfeited under the 2007 Plan and suspended plans, less shares awarded under the Plan.
Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”)the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 970,200, 441,000, 279,720 and 299,060 shares, respectively, of the Company’s common stock were previously authorized to be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 67,420, 274,911, 0 and 29,106 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 28, 2009. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2009	2008	2007
Expected dividend yield	n/a	2.60%	n/a
Expected stock price volatility	n/a	20%	n/a
Risk-free interest rate	n/a	4.69%	n/a
Expected life of options	n/a	5 years	n/a
Information with respect to stock awards outstanding under the Plans at February 28, 2009, and changes for the three years then ended was as follows:

	2009
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	400,129	$10.05
Granted	—	—
Exercised	(4,689)	5.20
Forfeited	(24,003)	11.67
Outstanding at end of year	371,437	$10.00

Options exercisable at February 28, 2009	371,437	$10.00

	2008
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	440,041	$9.80
Granted	12,936	13.16
Exercised	(45,813)	7.23
Forfeited	(7,035)	18.69
Outstanding at end of year	400,129	$10.05

Options exercisable at February 29, 2008	400,129	$10.05

	2007
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	604,670	$8.61
Granted	—	—
Exercised	(149,404)	4.17
Forfeited	(15,225)	17.83
Outstanding at end of year	440,041	$9.80

Options exercisable at February 28, 2007	440,041	$9.80

Weighted average fair value per share of options granted during 2009, 2008 and 2007 were $0, $2.69 and $0, respectively.

NOTE 8 — STOCK COMPENSATION PLANS — CONTINUED
Additional information about stock options outstanding at February 28, 2009 is summarized as follows:

		Options Outstanding
	Number	Weighted average remaining	Weighted average
Range of exercise prices	exercisable	contractual life	exercise price
$1.527 to $3.748	67,420	3.17	3.35
$7.408 to $7.415	174,636	5.31	7.41
$13.162 to $20.571	129,381	5.87	16.98
NOTE 9 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company has seven Company-owned stores. Company-owned stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs, provision for loss on accounts and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
FY 2009
Total revenues	7,966,207	22,160,190	—	30,126,397
Intersegment revenues	—	(1,587,698)	—	(1,587,698)
Revenue from external customers	7,966,207	20,572,492	—	28,538,699
Segment profit (loss)	2,977,855	5,586,950	(2,740,270)	5,824,535
Total assets	2,817,399	11,068,874	2,876,282	16,762,555
Capital expenditures	88,099	87,823	80,112	256,034
Total depreciation & amortization	162,049	391,803	204,470	758,322

	Franchising	Manufacturing	Other	Total
FY 2008
Total revenues	$8,119,957	$25,531,054	—	$33,651,011
Intersegment revenues	—	(1,772,828)	—	(1,772,828)
Revenue from external customers	8,119,957	23,758,226	—	31,878,183
Segment profit (loss)	3,416,155	7,190,535	(2,591,534)	8,015,156
Total assets	2,341,722	11,494,058	2,311,680	16,147,460
Capital expenditures	25,835	415,377	137,221	578,433
Total depreciation & amortization	186,865	410,660	185,426	782,951

FY 2007
Total revenues	$8,864,314	$24,656,272	$—	$33,520,586
Intersegment revenues	—	(1,947,253)	—	(1,947,253)
Revenue from external customers	8,864,314	22,709,019	—	31,573,333
Segment profit (loss)	3,222,840	7,084,812	(2,679,159)	7,628,493
Total assets	2,438,225	10,660,079	5,357,865	18,456,169
Capital expenditures	32,703	108,372	59,962	201,037
Total depreciation & amortization	233,346	434,398	206,244	873,988
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
For the three years ended February 28 or 29:

	2009	2008	2007
Interest paid	$15,851	$1,566	$—
Income taxes paid	2,111,568	2,950,281	2,890,807

Non-Cash Operating Activities:

Revenue Recognition Changes (Note 15)
Accounts receivable	$—	$—	$(129,928)
Income taxes payable	—	—	156,276
Deferred income	—	—	(283,500)
Retained earnings	—	—	257,152

Non-Cash Financing Activities:

Dividend payable	$(487)	$47,740	$47,583
Issue stock for rights and services	$2,323	—	15,822
Fair value of assets received upon settlement of notes and accounts receivable:
Store assets	19,021	—	—
Inventory	3,398	—	—
Goodwill	87,870	—	—

NOTE 11 — EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2009, 2008 and 2007, the Company’s contribution was approximately $35,000, $46,000, and $40,000, respectively, to the plan.
NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)
Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2009 and 2008:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2009
Total revenue	$7,060,475	$6,289,515	$7,443,796	$7,744,913	$28,538,699
Gross margin before depreciation	1,753,331	1,572,324	1,897,811	2,152,556	7,376,022
Net income	1,003,973	832,942	842,004	1,039,644	3,718,563
Basic earnings per share	.17	.14	.14	.17	.62
Diluted earnings per share	.16	.14	.14	.17	.60

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2008
Total revenue	$7,278,885	$7,548,079	$8,765,471	$8,285,748	$31,878,183
Gross margin before depreciation	2,123,512	2,324,799	2,222,255	2,209,160	8,879,726
Net income	1,031,617	1,333,353	1,265,555	1,330,851	4,961,376
Basic earnings per share	.16	.21	.20	.21	.78
Dilute earnings per share	.16	.20	.19	.21	.76
NOTE 13 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following at February 28 or 29:

		2009		2008
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	148,425	205,777	127,314
Packaging licenses	3-5 Years	120,830	114,164	120,830	109,164
Packaging design	10 Years	430,973	311,856	430,973	264,855
Total		757,580	574,445	757,580	501,333

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,011,458	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,709,328	662,384	1,601,458	662,384

Total intangible assets		$2,466,908	$1,236,829	$2,379,038	$1,163,717
Amortization expense related to intangible assets totaled $73,111, $73,111, and $73,111 during the fiscal year ended February 28 or 29, 2009, 2008 and 2007. The aggregate estimated amortization expense for intangible assets remaining as of February 28, 2009 is as follows:

2010	$73,100
2011	64,400
2012	40,200
2013	4,700
2014	735
Total	$183,135

NOTE 14 – STORE PURCHASE
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
NOTE 15 – REVENUE RECOGNITION CHANGES
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
NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS
Effective March 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company expects that the application of the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities will not have a material impact on the Company’s financial statements.
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

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS — CONTINUED
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010). The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 160.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2009, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2009 to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2009, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 28, 2009.
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
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.
ITEM 9B. OTHER INFORMATION
None
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers” in Part I of this report.
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 29, 2009 under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 29, 2009 is under the caption “Executive Compensation” and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 29, 2009 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by this reference.
The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2009.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities to be
	issued upon exercise	Weighted average	Number of
	of outstanding	exercise price of	securities remaining
	options, warrants and	outstanding options,	available for future
Plan category	rights	warrants and rights	issuance
Equity compensation plans approved by security holders	536,837	$6.92	245,928

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	536,837	$6.92	245,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 29, 2009 is under the caption “Certain Transactions” is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 29, 2009 is under the caption “Principal Accountant Fees and Services” is incorporated herein by this reference.

PART IV.
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Financial Statements
2. Financial Statement Schedule

Page
SCHEDULE II — Valuation and Qualifying Accounts	48

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Costs & Exp.	Deductions	of Period
Year Ended February 28, 2009 Valuation Allowance for Accounts and Notes Receivable	114,271	219,000	552	332,719

Year Ended February 29, 2008 Valuation Allowance for Accounts and Notes Receivable	187,519	75,000	148,248	114,271

Year Ended February 28, 2007 Valuation Allowance for Accounts and Notes Receivable	98,925	70,000	(18,594)	187,519

3. Exhibits

Exhibit Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant, as amended	Filed herewith.

3.2	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2008 between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2008

4.3	Promissory Note dated July 31, 2008 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2008.

10.1	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Airport Development Agreement between The Grove, Inc. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2007

10.3	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2008

10.4	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.5	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007.

10.6	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.7	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

Exhibits — continued

Exhibit Number	Description	Incorporated by Reference to

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.12	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.13	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

10.14	Test License Agreement between Cold Stone Creamery, Inc. and the Registrant*	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
Date: May 26, 2009	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 26, 2009	/S/ Franklin E. Crail
FRANKLIN E. CRAIL
Chairman of the Board of Directors, President, and Director (principal executive officer)

Date: May 26, 2009	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)

Date: May 26, 2009	/S/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 26, 2009	/S/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 26, 2009	/S/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant, as amended	Filed herewith.

3.2	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2008 between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2008

4.3	Promissory Note dated July 31, 2008 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2008.

10.1	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Airport Development Agreement between The Grove, Inc. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2007

10.3	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2008

10.4	Form of Real Estate Lease between the Registrant as Lessee and franchisee as Sublessee	Exhibit 10.7 to Registration Statement on Form S-18 (Registration No. 33-2016-D).

10.5	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007.

10.6	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.7	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.8	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.9	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

EXHIBIT INDEX — continued

Exhibit Number	Description	Incorporated by Reference to

10.10	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.11	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.12	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.13	Commodity Contract with Guittard Chocolate Company*	Filed herewith.

10.14	Test License Agreement between Cold Stone Creamery, Inc. and the Registrant*	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.