Form 10-Q
period 2009-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2009-07-09
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑ .
On June 30, 2009 the registrant had outstanding 5,992,858 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended May 31,
	2009	2008
Revenues
Sales	$5,386,883	$5,450,285
Franchise and royalty fees	1,282,304	1,610,190
Total revenues	6,669,187	7,060,475

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $84,884 and $96,952, respectively	3,607,925	3,696,954
Franchise costs	370,135	319,528
Sales and marketing	338,313	390,625
General and administrative	666,947	625,131
Retail operating	324,036	212,054
Depreciation and amortization	179,031	198,511

Total costs and expenses	5,486,387	5,442,803

Income from Operations	1,182,800	1,617,672

Other Income (Expense)
Interest expense	—	(3,868)
Interest income	5,105	8,129
Other, net	5,105	4,261

Income Before Income Taxes	1,187,905	1,621,933

Income Tax Provision	440,156	617,960

Net Income	$747,749	$1,003,973

Basic Earnings per Common Share	$.12	$.17
Diluted Earnings per Common Share	$.12	$.16

Weighted Average Common Shares Outstanding	5,992,662	5,981,441
Dilutive Effect of Stock Options	197,526	127,278
Weighted Average Common Shares Outstanding, Assuming Dilution	6,190,188	6,108,719
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	May 31,	February 28,
	2009	2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,178,666	$1,253,947
Accounts receivable, less allowance for doubtful accounts of $414,122 and $332,719, respectively	3,925,227	4,229,733
Notes receivable, current portion	8,712	—
Inventories, less reserve for obsolete inventory of $260,082 and $251,922, respectively	3,831,619	4,064,611
Deferred income taxes	443,413	369,197
Other	323,965	224,378
Total current assets	10,711,602	10,141,866

Property and Equipment, Net
	5,109,556	5,253,598
Other Assets
Notes receivable, less current portion	226,241	124,452
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	164,857	183,135
Other	114,633	91,057
Total other assets	1,552,675	1,445,588

Total assets	$17,373,833	$16,841,052

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$765,050	$1,074,643
Accrued salaries and wages	535,850	423,789
Other accrued expenses	1,033,008	531,941
Dividend payable	599,286	598,986
Deferred income	156,500	142,000
Total current liabilities	3,089,694	2,771,359

Deferred Income Taxes	805,844	827,700

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock,
authorized 50,000 shares	—	—
Undesignated series, authorized 200,000 shares	—	—
Common stock, $.03 par value, 100,000,000 shares authorized, 5,992,858 and 5,989,858 issued and outstanding, respectively	179,786	179,696
Additional paid-in capital	7,399,029	7,311,280
Retained earnings	5,899,480	5,751,017
Total stockholders’ equity	13,478,295	13,241,993

Total liabilities and stockholders’ equity	$17,373,833	$16,841,052
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended May 31,
	2009	2008
Cash Flows From Operating activities
Net income	$747,749	$1,003,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,031	198,510
Provision for loss on accounts and notes receivable	100,000	33,000
Provision for obsolete inventory	15,000	30,000
Loss on sale of property and equipment	1,183	18,384
Expense recorded for stock compensation	87,839	47,080
Deferred income taxes	(96,072)	—
Changes in operating assets and liabilities:
Accounts receivable	204,506	185,439
Inventories	217,992	200,902
Other current assets	(101,575)	(202,792)
Accounts payable	(309,593)	(771,478)
Accrued liabilities	613,127	578,959
Deferred income	14,500	(64,000)
Net cash provided by operating activities	1,673,687	1,257,977

Cash Flows From Investing Activities
Addition to notes receivable	(110,501)	—
Proceeds received on notes receivable	—	1,798
Proceeds from sale or distribution of assets	3,100	4,410
Purchases of property and equipment	(20,606)	(75,173)
Increase in other assets	(21,976)	(41,000)
Net cash used in investing activities	(149,983)	(109,965)

Cash Flows From Financing Activities
Net change in line of credit	—	(300,000)
Dividends paid	(598,985)	(599,471)
Net cash used in financing activities	(598,985)	(899,471)

Net Increase (Decrease) in Cash and Cash Equivalents	924,719	248,541

Cash and Cash Equivalents, Beginning of Period	1,253,947	675,642

Cash and Cash Equivalents, End of Period	$2,178,666	$924,183
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM (UNAUDITED) FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at May 31, 2009:

Sold, Not Yet Open	Open	Total

Company owned stores	—	7	7
Franchise stores — Domestic stores	7	257	264
Franchise Stores — Domestic kiosks	—	11	11
Franchise units — International	—	47	47
Cold Stone Creamery — co-branded	—	5	5
Total	7	327	334
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
Stock-Based Compensation
At May 31, 2009, the Company had stock-based compensation plans for employees and nonemployee directors that authorized the granting of stock awards.
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
The Company recognized $87,839 of equity-based compensation expense during the three months ended May 31, 2009 compared with $47,080 during the three months ended May 31, 2008. Compensation costs related to share-based compensation are generally amortized over the vesting period.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions related to employee turnover since the acceleration date.
There were no stock options or restricted stock units granted to employees during the three-month periods ended May 31, 2009 and 2008. During the three month period ended May 31, 2009, the Company issued 3,000 unrestricted shares of stock to non-employee directors compared with 4,000 unrestricted shares issued to non-employee directors in same period of the prior fiscal year. Associated with these non-employee director stock issuances, the Company recognized $13,080 and $47,080 during the three month period ended May 31, 2009 and 2008, respectively.
During the three month period ended May 31, 2009, the Company recognized $74,759 of equity-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants vest 20% annually over a period of five years. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of May 31, 2009, was $1,241,060, which is expected to be recognized over the weighted average period of 4.2 years.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2009 and 2008 304,017 and 141,624 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	May 31, 2009	February 28, 2009

Ingredients and supplies	$2,385,691	$2,461,020
Finished candy	1,445,928	1,603,591
Total inventories	$3,831,619	$4,064,611
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	May 31, 2009	February 28, 2009

Land	$513,618	$513,618
Building	4,704,253	4,707,381
Machinery and equipment	6,996,018	6,977,006
Furniture and fixtures	667,054	676,970
Leasehold improvements	347,124	347,124
Transportation equipment	350,714	350,714
	13,578,781	13,572,813

Less accumulated depreciation	8,469,225	8,319,215
Property and equipment net	$5,109,556	$5,253,598

NOTE 5 — STOCKHOLDERS’ EQUITY
Shareholder Rights Plan
On May 19, 2009, the Company and Computershare Trust Company, N.A. entered into an Amended and Restated Shareholder Rights Agreement (“Rights Agreement”) which amended and restated the existing Shareholder Rights Agreement dated May 28, 1999, (“Existing Rights Plan”). In connection with the Existing Rights Plan the Company’s Board of Directors declared a dividend of one right to purchase one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.10 per share, for each outstanding share of the Company’s common stock, par value $0.03 per share, of the Company that was outstanding on May 28, 1999. Each share of Series A Junior Participating Preferred Stock originally entitled the holder to one hundred votes and dividends equal to one hundred times the aggregate per share amount of dividends declared per common share. There are no shares of Series A Junior Participating Preferred Stock outstanding. The Existing Rights Plan was set to expire on May 28, 2009 and, through board declaration, was replaced in its entirety by the Rights Agreement on May 18, 2009 when the Board of Directors of the Company authorized and declared a dividend of one Right (a “Right”) for each outstanding share of Common Stock of the Company (the “Common Shares”). The dividend was paid on May 19, 2009 (the “Record Date”) to the holders of record of the Common Shares at the close of business on that date. The Rights will become exercisable and detachable only following the earlier of 10 days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the outstanding Common Shares or 10 business days following the announcement of a tender offer or exchange offer for 15 percent or more of the outstanding Common Shares. In addition, the Company has authorized the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date. When exercisable, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.10 per share, of the Company (the “Preferred Shares”), at a price of $30 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each share of Series A Junior Participating Preferred Stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared per common share.
Stock Repurchases
None
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 13, 2009 to shareholders of record on February 27, 2009. The Company declared a quarterly cash dividend of $0.10 per common share on May 18, 2009 payable on June 12, 2009 to shareholders of record on June 1, 2009.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2009	2008

Cash paid for:

Interest	$—	$4,541
Income taxes	36,087	88,343
Non-Cash Financing Activities Dividend payable	$300	$400

NOTE 7 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company-owned retail stores provide an environment for testing consumer behavior, various pricing strategies, new products and promotions, operating and training methods and merchandising techniques. All Company-owned retail stores are evaluated by management in relation to their contribution to franchising efforts and are included in the Franchising segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2009. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
Three Months Ended May 31, 2009
Total revenues	1,787,878	5,317,884	—	7,105,762
Intersegment revenues	—	(436,575)	—	(436,575)
Revenue from external customers	1,787,878	4,881,309	—	6,669,187
Segment profit (loss)	547,965	1,349,152	(709,212)	1,187,905
Total assets	2,717,384	10,552,889	4,103,560	17,373,833
Capital expenditures	3,013	17,593	—	20,606
Total depreciation & amortization	40,336	90,142	48,553	179,031

Three Months Ended May 31, 2008
Total revenues	$1,988,852	$5,395,106	$—	$7,383,958
Intersegment revenues	—	(323,483)	—	(323,483)
Revenue from external customers	1,988,852	5,071,623	—	7,060,475
Segment profit (loss)	908,140	1,366,827	(653,034)	1,621,933
Total assets	2,365,689	10,741,610	2,871,866	15,979,165
Capital expenditures	25,967	19,377	29,829	75,173
Total depreciation & amortization	45,655	102,308	50,549	198,511
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		May 31, 2009		February 28, 2009
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	153,703	205,777	148,425
Packaging licenses	3-5 Years	120,830	115,414	120,830	114,164
Packaging design	10 Years	430,973	323,606	430,973	311,856
Total		757,580	592,723	757,580	574,445
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,466,908	$1,255,107	$2,466,908	$1,236,829

Amortization expense related to intangible assets totaled $18,278 and $18,278 during the three months ended May 31, 2009 and 2008, respectively. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2009 is as follows:

2010	54,800
2011	64,400
2012	40,200
2013	4,700
2014	757
Total	164,857
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
Effective March 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s financial statements. The Company expects that the application of the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities will not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company has adopted SFAS No. 141 (revised 2007) in fiscal 2010 and it has not had a significant impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company has adopted SFAS No. 160 in fiscal 2010 and it has not had a significant impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. The Company has adopted SFAS No. 161 in fiscal 2010 and it has not had a significant impact on the Company’s financial statements.
In April 2008, the FASB issued FASB FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted FSP 142-3 in fiscal 2010 and it has not had a significant impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company has adopted EITF 03-6-1 in fiscal 2010 and it has not had a significant impact on the Company’s financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A Note About Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding the Company’s cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “believe,” “expect,” “anticipate,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 28, 2009 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
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
The Company’s ability to successfully achieve expansion of its Rocky Mountain Chocolate Factory franchise system depends on many factors not within the Company’s control including the availability of suitable sites for new store establishment, the availability of adequate financing options and the availability of qualified franchisees to support such expansion.
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 6% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008
Basic earnings per share decreased 29.4% from $.17 for the three months ended May 31, 2008 to $.12 for the three months ended May 31, 2009. Revenues decreased 5.5% from the first quarter of fiscal 2009 to the first quarter of fiscal 2010. Operating income decreased 26.9% from $1.6 million for the first three months of fiscal 2009 to $1.2 million for the first three months of fiscal 2010. Net income decreased 25.5% from $1,004,000 in the first quarter of fiscal 2009 to $748,000 in the first quarter of fiscal 2010. The decrease in revenues and net income for the first quarter of fiscal 2010 versus the same period in fiscal 2009 was due primarily to a decrease in royalty and marketing fees and franchise fee revenue and a decrease of 6% in same store pounds purchased.

Revenues	Three Months Ended May 31,
($’s in thousands)	2009	2008	Change	Change
Factory sales	$4,881.3	$5,071.6	$(190.3)	(3.8%)
Retail sales	505.6	378.7	126.9	33.5%
Franchise fees	10.0	168.5	(158.5)	(94.1%)
Royalty and Marketing fees	1,272.3	1,441.7	(169.4)	(11.8%)
Total	$6,669.2	$7,060.5	$(391.3)	(5.5%)
Factory Sales
The decrease in factory sales for the first quarter of fiscal 2010 versus the same period in fiscal 2009 was primarily due to a 6% decrease in same store pounds purchased by franchised stores and a 1% decrease in the average number of franchised stores in operation to 324 in the first quarter of fiscal 2010 from 327 in the first quarter of fiscal 2009, partially offset by an increase of 18.4% in product shipments to customers outside our system of franchised retail stores.
Retail Sales
The increase in retail sales was primarily due to an increase in the average number of Company owned stores in operation from 4 during the first quarter of fiscal 2009 to 7 in the first quarter of fiscal 2010. In the first quarter, same store sales at Company-owned stores decreased 4.7% from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Royalties, Marketing Fees and Franchise Fees
Royalties and marketing fees decreased 11.8% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. The decrease in royalty and marketing fees resulted from a 4.5% decrease in the average number of domestic units in operation from 286 in the first quarter of fiscal 2009 to 273 in the first quarter of fiscal 2010. Same store sales decreased 6.7% compared with the same period in the prior year. Franchise fee revenue decreased as a result of a decrease in the number of domestic franchise store openings from 8 in the first quarter of fiscal 2009 to 3 openings in the first quarter of fiscal 2010, and the corresponding decrease in franchise fees.

	Three Months Ended
Costs and Expenses	May 31,			%
($’s in thousands)	2009	2008	Change	Change

Cost of sales — factory adjusted	$3,416.5	$3,548.9	$(132.4)	(3.7%)
Cost of sales — retail	191.4	148.1	43.3	29.2%
Franchise costs	370.1	319.5	50.6	15.8%
Sales and marketing	338.3	390.6	(52.3)	(13.4%)
General and administrative	666.9	625.1	41.8	6.7%
Retail operating	324.0	212.1	111.9	52.8%
Total	$5,307.2	$5,244.3	$62.9	1.2%

	Three Months Ended
Adjusted Gross margin	May 31,			%
($’s in thousands)	2009	2008	Change	Change

Factory adjusted gross margin	$1,464.8	$1,522.7	$(57.9)	(3.8%)
Retail	314.2	230.6	83.6	36.2%
Total	1,779.0	$1,753.3	$25.7	1.5%

(Percent)
Factory adjusted gross margin	30.0%	30.0%	—%	—%
Retail	62.1%	60.9%	1.2%	2.0%
Total	33.0%	32.2%	0.8%	2.5%
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

	Three Months Ended
	May 31,
($’s in thousands)	2009	2008
Factory adjusted gross margin	$1,464.8	$1,522.7
Less: Depreciated and Amortization	84.9	97.0
Factory GAAP gross margin	$1,379.9	$1,425.7
Cost of Sales
There was no change in factory margins from the three months ended May 31, 2009 compared with the same period in the prior year. The increase in Company-owned store margin is due primarily to mix of product sold during the first quarter of fiscal 2010 versus the first quarter of fiscal 2009.

Franchise Costs
The increase in franchise costs for the first quarter of fiscal 2010 versus the same period in fiscal 2009 is due primarily to an increase in compensation costs and an increase in professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.9% in the first quarter of fiscal 2010 from 19.8% in the first quarter of fiscal 2009. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs resulting from the Company’s increased support of its network of franchise locations.
Sales and Marketing
The decrease in sales and marketing costs for the first quarter of fiscal 2010 versus the same period in fiscal 2009 is due primarily to a temporary timing difference.
General and Administrative
The increase in general and administrative costs for the first quarter of fiscal 2010 versus the same period in fiscal 2009 is due primarily to an increase in the allowance for doubtful accounts. As a percentage of total revenues, general and administrative expenses increased to 10.0% in the first quarter of fiscal 2010 compared to 8.9% in the first quarter of fiscal 2009.
Retail Operating Expenses
The increase in retail operating expenses was due primarily to an increase in the average number of Company owned stores in operation from 4 during the first quarter of fiscal 2009 to 7 in the first quarter of fiscal 2010. Retail operating expenses, as a percentage of retail sales, increased from 56.0% in the first quarter of fiscal 2009 to 64.1% in the first quarter of fiscal 2010.
Depreciation and Amortization
Depreciation and amortization of $179,000 in the first quarter of fiscal 2010 decreased 10.0% from $199,000 in the first quarter of fiscal 2009 due to certain assets becoming fully depreciated.
Other, Net
Other, net of $5,100 realized in the first quarter of fiscal 2010 represents an increase of $800 from the $4,300 realized in the first quarter of fiscal 2009.
Income Tax Expense
The Company’s effective income tax rate in the first quarter of fiscal 2010 was 37.1% which is a decrease of 1.0% compared to the first quarter of fiscal 2009. The decrease in the effective tax rate is primarily due to an increase in allowable deductions.
Liquidity and Capital Resources
As of May 31, 2009, working capital was $7.6 million, compared with $7.4 million as of February 28, 2009, an increase of $200,000. The increase in working capital was primarily due to operating results.
Cash and cash equivalent balances increased from $1.3 million as of February 28, 2009 to $2.2 million as of May 31, 2009 as a result of cash flow generated by operating activities being greater than cash flows used by financing and investing activities. The Company’s current ratio was 3.5 to 1 at May 31, 2009 in comparison with 3.7 to 1 at February 28, 2009. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million ($5 million available as of May 31, 2009) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2009.
The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2010.

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
Seasonality
The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. As the Company expands its geographical and environmental diversity along with the addition of certain specialty markets customers, it has seen some moderation of its seasonal sales mix. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
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
As of May 31, 2009, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2009, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures and based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently involved in any material legal proceedings other than routine litigation incidental to its business.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28,2009

3.2	By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	* Current form of franchise agreement used by the Registrant

31.1	* Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	* Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: July 9, 2009	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director