Form 10-Q
period 2009-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2009-10-13
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
On September 30, 2009 the registrant had outstanding 6,025,938 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Revenues
Sales	$4,597,519	$4,673,977	$9,984,402	$10,124,262
Franchise and royalty fees	1,489,386	1,615,538	2,771,690	3,225,728
Total revenues	6,086,905	6,289,515	12,756,092	13,349,990

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $84,040, $94,831, $168,924 and $191,783, respectively	2,858,301	3,101,653	6,466,226	6,798,607
Franchise costs	401,627	498,290	771,762	817,818
Sales and marketing	339,448	315,687	677,761	706,312
General and administrative	535,989	599,903	1,202,936	1,225,034
Retail operating	384,277	234,581	708,313	446,635
Depreciation and amortization	175,657	194,042	354,688	392,553
Total costs and expenses	4,695,299	4,944,156	10,181,686	10,386,959

Income from Operations	1,391,606	1,345,359	2,574,406	2,963,031

Other Income (Expense)
Interest expense	—	(4,207)	—	(8,075)
Interest income	7,275	4,470	12,380	12,599
Total other, net	7,275	263	12,380	4,524

Income Before Income Taxes	1,398,881	1,345,622	2,586,786	2,967,555

Provision for Income Taxes	516,554	512,680	956,710	1,130,640

Net Income	$882,327	$832,942	$1,630,076	$1,836,915

Basic Earnings per Common Share	$.15	$.14	$.27	$.31
Diluted Earnings per Common Share	$.14	$.14	$.26	$.30

Weighted Average Common Shares Outstanding	6,005,891	5,984,919	5,999,277	5,983,180
Dilutive Effect of Stock Options	204,839	156,286	201,182	141,782
Weighted Average Common Shares Outstanding, Assuming Dilution	6,210,730	6,141,205	6,200,459	6,124,962
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	August 31,	February 28,
	2009	2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,100,717	$1,253,947
Accounts receivable, less allowance for doubtful accounts of $464,221 and $332,719 respectively	3,528,346	4,229,733
Notes receivable, current portion	34,166	—
Inventories, less reserve for slow moving inventory of $255,759 and $251,922 respectively	4,133,322	4,064,611
Deferred income taxes	364,051	369,197
Other	335,329	224,378
Total current assets	10,495,931	10,141,866

Property and Equipment, Net	5,134,766	5,253,598

Other Assets
Notes receivable, less current portion	260,711	124,452
Goodwill, net	1,118,414	1,046,944
Intangible assets, net	146,580	183,135
Other	93,863	91,057
Total other assets	1,619,568	1,445,588

Total assets	$17,250,265	$16,841,052

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$873,962	$1,074,643
Accrued salaries and wages	412,168	423,789
Other accrued expenses	583,912	531,941
Dividend payable	602,594	598,986
Deferred income	107,500	142,000

Total current liabilities	$2,580,136	$2,771,359

Deferred Income Taxes	837,341	827,700

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	—	—
Undesignated series, authorized 200,000 shares	—	—
Common stock, $.03 par value, 100,000,000 shares authorized, 6,025,938 and 5,989,858 issued and outstanding	180,778	179,696
additional paid-in capital	7,472,796	7,311,280
Retained earnings	6,179,214	5,751,017
Total stockholders’ equity	13,832,788	13,241,993

Total liabilities and stockholders’ equity	$17,250,265	$16,841,052
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2009	2008
Cash Flows From Operating activities
Net income	$1,630,076	$1,836,915
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	354,688	392,553
Provision for obsolete inventory	30,000	50,000
Provision for loss on accounts and notes receivable	150,000	83,000
Loss (gain) on sale of property and equipment	(38,416)	16,871
Expense recorded for stock compensation	162,598	77,351
Deferred income taxes	14,787	—
Changes in operating assets and liabilities:
Accounts receivable	512,516	81,906
Inventories	(98,711)	(238,987)
Other current assets	(114,752)	(244,260)
Accounts payable	(200,681)	(606,680)
Accrued liabilities	40,349	(68,598)
Deferred income	(34,500)	(93,000)
Net cash provided by operating activities	2,407,954	1,287,071

Cash Flows From Investing Activities
Addition to notes receivable	(170,425)	—
Proceeds received on notes receivable	—	1,798
Proceeds from sale or distribution of assets	5,000	8,910
Purchases of property and equipment	(197,883)	(112,957)
(Increase) decrease in other assets	394	(116,526)
Net cash used in investing activities	(362,914)	(218,775)

Cash Flows From Financing Activities
Net change in line of credit	—	(150,000)
Dividends paid	(1,198,270)	(1,197,964)
Net cash used in financing activities	(1,198,270)	(1,347,964)

Net Increase (Decrease) in Cash and Cash Equivalents	846,770	(279,668)

Cash and Cash Equivalents, Beginning of Period	1,253,947	675,642

Cash and Cash Equivalents, End of Period	$2,100,717	$395,974
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at August 31, 2009:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	7	7
Franchise stores – Domestic stores	5	256	261
Franchise stores – Domestic kiosks	—	9	9
Franchise units – International	—	48	48
Cold Stone Creamery – co branded	4	9	13
Total	9	329	338
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
Subsequent Events
The Company has performed an evaluation of subsequent events through October 13, 2009, the date the Company issued these financial statements. Based on our evaluation, the Company is not aware of any subsequent events which would require recognition or disclosure.
Stock-Based Compensation
At August 31, 2009, the Company had stock-based compensation plans for employees and nonemployee directors that authorized the granting of stock awards.
The Company recognized $74,759 and $162,598 of equity-based compensation expense during the three and six month periods ended August 31, 2009 compared with $30,271 and $77,351 during the three and six month periods, ended August 31, 2008. Compensation costs related to share-based compensation are generally amortized over the vesting period.

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
There were no stock options or restricted stock units granted to employees during the three and six month periods ended August 31, 2009 compared with 170,400 shares of restricted common stock units granted during the three and six month periods ended August 31, 2008. During the six month period ended August 31, 2009, the Company issued 3,000 unrestricted shares of stock to non-employee directors compared with 4,000 unrestricted shares issued to non-employee directors in same period of the prior fiscal year. There were no unrestricted shares issued during the three month period ended August 31, 2009 or 2008. Associated with these non-employee director stock issuances, the Company recognized $13,080 and $47,080 during the six month periods ended August 31, 2009 and 2008, respectively.
During the three and six month periods ended August 31, 2009, the Company recognized $74,759 and $149,518 of equity-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants vest 20% annually over a period of five years. During the three months ended August 31, 2009, 33,080 restricted stock units vested and were issued as common stock. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of August 31, 2009, was $1,166,300, which is expected to be recognized over the weighted average period of 3.9 years
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended August 31, 2009 and 2008, 129,381 and 140,640 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2009 and 2008, 216,699 and 141,132 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	August 31, 2009	February 28, 2009
Ingredients and supplies	$2,265,107	$2,461,020
Finished candy	1,868,215	1,603,591
Total inventories	$4,133,322	$4,064,611
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	August 31, 2009	February 28, 2009
Land	$513,618	$513,618
Building	4,697,134	4,707,381
Machinery and equipment	6,837,913	6,977,006
Furniture and fixtures	700,766	676,970
Leasehold improvements	353,357	347,124
Transportation equipment	356,209	350,714
	13,458,997	13,572,813

Less accumulated depreciation	8,324,231	8,319,215
Property and equipment, net	$5,134,766	$5,253,598

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
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 13, 2009 to shareholders of record on February 27, 2009. The Company paid a quarterly cash dividend of $0.10 per common share on June 12, 2009 to shareholders of record on June 1, 2009. On August 24, 2009 the Company declared a quarterly cash dividend of $0.10 per common share payable on September 18, 2009 to shareholders of record on September 8, 2009.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2009	2008
Cash paid (received) for:
Interest	—	$8,225
Income taxes	$911,555	$1,127,643

Non-Cash Financing Activities Dividend Payable	$3,608	$400
Fair value of assets acquired in business combination
Store assets	$6,693	$19,021
Inventory	$—	$3,398
Goodwill	$71,470	$87,870

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

Three Months Ended
August 31, 2009	Franchising	Manufacturing	Other	Total
Total revenues	$2,160,296	$4,349,208	$—	$6,509,504
Intersegment revenues	—	(422,599)	—	(422,599)
Revenue from external customers	2,160,296	3,926,609	—	6,086,905
Segment profit (loss)	859,684	1,153,571	(614,374)	1,398,881
Total assets	2,977,336	10,348,688	3,924,241	17,250,265
Capital expenditures	75,950	71,978	29,349	177,277
Total depreciation & amortization	40,450	89,754	45,453	175,657

Three Months Ended August 31, 2008
Total revenues	$2,081,714	$4,545,838	$—	$6,627,552
Intersegment revenues	—	(338,037)	—	(338,037)
Revenue from external customers	2,081,714	4,207,801	—	6,289,515
Segment profit (loss)	886,696	1,111,274	(652,348)	1,345,622
Total assets	2,584,527	11,037,805	2,320,155	15,942,487
Capital expenditures	4,409	24,026	9,349	37,784
Total depreciation & amortization	42,646	100,200	51,196	194,042

Six Months Ended
August 31, 2009	Franchising	Manufacturing	Other	Total
Total revenues	$3,948,174	$9,667,092	$—	$13,615,266
Intersegment revenues	—	(859,174)	—	(859,174)
Revenue from external customers	3,948,174	8,807,918	—	12,756,092
Segment profit (loss)	1,407,649	2,502,723	(1,323,586)	2,586,786
Total assets	2,977,336	10,348,688	3,924,241	17,250,265
Capital expenditures	78,962	89,572	29,349	197,883
Total depreciation & amortization	80,786	179,896	94,006	354,688

Six Months Ended August 31, 2008
Total revenues	$4,070,566	$9,940,944	$—	$14,011,510
Intersegment revenues	—	(661,520)	—	(661,520)
Revenue from external customers	4,070,566	9,279,424	—	13,349,990
Segment profit (loss)	1,794,836	2,478,101	(1,305,382)	2,967,555
Total assets	2,584,527	11,037,805	2,320,155	15,942,487
Capital expenditures	30,376	43,403	39,178	112,957
Total depreciation & amortization	88,301	202,508	101,744	392,553

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		August 31, 2009		February 28, 2009
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$158,980	$205,777	$148,425
Packaging licenses	3-5 Years	120,830	116,664	120,830	114,164
Packaging design	10 Years	430,973	335,356	430,973	311,856
Total		757,580	611,000	757,580	574,445

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,170,798	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,780,798	662,384	1,709,328	662,384

Total intangible assets		$2,538,378	$1,273,384	$2,466,908	$1,236,829
Amortization expense related to intangible assets totaled $36,555 and $36,556 during the six months ended August 31, 2009 and 2008, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2009 is as follows:

Remainder of fiscal 2010	$36,600
2011	64,400
2012	40,200
2013	4,700
2014	680
Total	$146,580
NOTE 9 — STORE PURCHASE
Effective August 1, 2008 the Company took possession of a previously financed franchise store and related inventory in satisfaction of $110,289 of notes, accrued interest, and accounts receivable. The Company currently intends to retain and operate the store. The following table summarizes the allocation of the purchase price:

Fair value of assets acquired in business combination
Store assets	$19,021
Inventory	$3,398
Goodwill	$87,870
Total fair value of business combination:	$110,289
Effective July 9, 2009 the Company took possession of a previously franchise operated store and related assets in satisfaction of $38,872 of accounts receivable. The Company currently intends to retain and operate the store upon completion of fixed asset upgrades. The Company Adopted SFAS No. 141 (revised 2007), Business Combinations, as of March 1, 2009. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. In accordance with SFAS 141 (revised 2007) the Company recorded the business acquisition using the acquisition method. The Company recorded the value of the business acquisition at fair value and recorded a gain of $39,292 associated with the business acquisition. The following table summarizes the allocation of fair value on the date of acquisition:

Fair value of assets acquired in business combination
Store assets, inclusive of $91,836 of improvements made by the Company:	$98,530
Goodwill, $32,179 expected to be amortized for income tax purposes:	$71,470
Total fair value of business combination:	$170,000

Effective March 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. The Company determined the fair value of the business combination using transaction information for historical sales of Rocky Mountain Chocolate Factory locations. These inputs to the valuation methodology are unobservable and significant to the fair value measurement (Level 3 of the SFAS 157 value hierarchy).
Note 11 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements that are presented in conformity with GAAP. It arranged these sources of GAAP in a hierarchy for users to apply. Once SFAS No. 168 is in effect, all of its contents will carry the same level of authority, effectively superseding SFAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of SFAS 168 will not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
A Note About Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition, the success of the Company’s agreement with Cold Stone Creamery Brands to open co-branded stores, including but not limited to new store openings and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 28, 2009 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within the Company’s control including the receptivity by its franchise system of its product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 6% in the first quarter, declined approximately 9% in the second quarter and declined approximately 7% in the first six months of fiscal 2010 as compared to the same periods in fiscal 2009.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended August 31, 2009 Compared to the Three Months Ended August 31, 2008
Basic earnings per share increased 7.1% from $.14 for the three months ended August 31, 2008 to $.15 for the three months ended August 31, 2009. Revenues decreased 3.2% for the three months ended August 31, 2009 compared to the three months ended August 31, 2008. Operating income increased 3.4% from $1.3 million in the second quarter of fiscal 2009 to $1.4 million in the second quarter of fiscal 2010. Net income increased 5.9% from $833,000 in the second quarter of fiscal 2009 to $882,000 in the second quarter of fiscal 2010. The increase in operating income, and net income for the second quarter of fiscal 2010 versus the same period in fiscal 2009 was due primarily to a decrease in operating expenses.

	Three Months Ended
	August 31,			%
($’s in thousands)	2009	2008	Change	Change
Factory sales	$3,926.6	$4,207.8	$(281.2)	(6.7%)
Retail sales	670.9	466.2	204.7	43.9%
Franchise fees	44.0	105.0	(61.0)	(58.1%)
Royalty and Marketing fees	1,445.4	1,510.5	(65.1)	(4.3%)
Total	$6,086.9	$6,289.5	$(202.6)	(3.2%)
Factory Sales
The decrease in factory sales for the three months ended August 31, 2009 versus the same period in the prior year was primarily due to a 9% decrease in same store pounds purchased by franchised stores, a 40.1% decrease in product shipments to customers outside our system of franchised retail stores and a 1.5% decrease in the average number of franchised stores in operation to 320 in the second quarter of fiscal 2010 from 325 in the second quarter of fiscal 2009.

Retail Sales
The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 4 during the second quarter of fiscal 2009 to 7 in the second quarter of fiscal 2010. Same store retail sales increased 2.6% in the second quarter of fiscal 2010 compared to the same period in fiscal 2009.
Royalties, Marketing Fees and Franchise Fees
Royalties and marketing fees decreased 4.3% in the three months ended August 31, 2009 compared with the three months ended August 31, 2008. The decrease in royalty and marketing fees resulted from a decrease in same store sales at franchise locations and a decrease in the average number of domestic units in operation from 283 in the three months ended August 31, 2008 to 266 in the three months ended August 31, 2009, partially offset by an increase in the effective royalty rate, related to the Company’s factory purchase based royalty structure. Same store sales decreased 4.8% in the three months ended August 31, 2009 compared with the same period in the prior year. Franchise fee revenue decreased as a result of a decrease in the number of new domestic franchise store openings from 5 in the three months ended August 31, 2008 to 2 openings in the three months ended August 31, 2009.
Costs and Expenses

	Three months ended			%
($’s in thousands)	2009	2008	Change	Change
Cost of sales — factory adjusted	$2,620.7	$2,935.6	$(314.9)	(10.7%)
Cost of sales — retail	237.6	166.1	71.5	43.0%
Franchise costs	401.6	498.3	(96.7)	(19.4%)
Sales and marketing	339.5	315.7	23.8	7.5%
General and administrative	536.0	599.9	(63.9)	(10.7%)
Retail operating	384.3	234.6	149.7	63.8%
Total	$4,519.7	$4,750.2	$(230.5)	(4.9%)
Adjusted gross margin

	Three months ended			%
($’s in thousands)	2009	2008	Change	Change
Factory adjusted gross margin	$1,305.9	$1,272.2	$33.7	2.6%
Retail	433.3	300.1	133.2	44.4%
Total	$1,739.2	$1,572.3	$166.9	10.6%

(Percent)
Factory adjusted gross margin	33.3%	30.2%	3.1%	10.3%
Retail	64.6%	64.3%	0.3%	0.5%
Total	37.8%	33.6%	4.2%	12.5%
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

	Three Months Ended
	August 31,
($’s in thousands)	2009	2008
Factory adjusted gross margin	$1,305.9	$1,272.2
Less: Depreciation and Amortization	84.0	94.8
Factory GAAP gross margin	$1,221.9	$1,177.4
Costs and Expenses
Cost of Sales
Factory margins increased 310 basis points from the second quarter of fiscal 2009 compared to the second quarter of fiscal 2010 due primarily to lower transportation related costs resulting from a decrease in fuel costs during the second quarter of fiscal 2010 compared with the same period in fiscal 2009.
Franchise Costs
The decrease in franchise costs for the second quarter of fiscal 2010 compared to the same period in fiscal 2009 is primarily due to a decrease in professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 27.0% in the second quarter of fiscal 2010 from 30.8% in the second quarter of fiscal 2009. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing for the second quarter of fiscal 2010 compared to the same period in fiscal 2009 is due primarily to a temporary difference in expenditures related to promotional materials.
General and Administrative
The decrease in general and administrative costs for the second quarter of fiscal 2010 compared to the same period in fiscal 2009 is due primarily to decreased professional fees, partially offset by an increase in the allowance for doubtful accounts. As a percentage of total revenues, general and administrative expense decreased to 8.8% in the second quarter of fiscal 2010 compared to 9.5% in the second quarter of fiscal 2009.
Retail Operating Expenses
The increase in retail operating expenses during the second quarter of fiscal 2010 versus the second quarter fiscal 2009 was due primarily to an increase in the average number of Company-owned stores from 4 during the three months ended August 31, 2008 to 7 during the three months ended August 31, 2009. Retail operating expenses, as a percentage of retail sales, increased from 50.3% in the second quarter of fiscal 2009 to 57.3% in the second quarter of fiscal 2010.
Depreciation and Amortization
Depreciation and amortization of $176,000 in the second quarter of fiscal 2009 decreased 9.3% from $194,000 incurred in the second quarter of fiscal 2009 due to certain assets becoming fully depreciated.
Other, Net
Other, net of $7,275 realized in the second quarter of fiscal 2010 represents an increase of $7,012 from the $263 realized in the second quarter of fiscal 2009 due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.
Income Tax Expense
The Company’s effective income tax rate decreased 1.2% in the second quarter of fiscal 2010 compared to the second quarter of the prior year. The Company’s effective income tax rate was 36.9% for the three month period ended August 31, 2009 compared with the 38.1% for the same period in the prior year. The change in the effective tax rate is primarily the result of a non- taxable gain recognized on the acquisition of a previously franchised store.

Six Months Ended August 31, 2009 Compared to the Six Months Ended August 31, 2008
Basic earnings per share decreased 12.9% from $.31 for the six months ended August 31, 2008 to $.27 for the six months ended August 31, 2009. Revenues decreased 4.4% for the six months ended August 31, 2009 compared to the same period in the prior fiscal year. Operating income decreased 13.1% from $3.0 million in the six months ended August 31, 2008 to $2.6 million in the six months ended August 31, 2009. Net income decreased 11.3% from $1.8 million in the six months ended August 31, 2008 to $1.6 million in the six months ended August 31, 2009. The decrease in earnings per share, operating income, and net income for the first six months of fiscal 2010 versus the same period in fiscal 2009 was due primarily to a decrease in same store pounds purchased by Franchise locations, partially offset by an increase in specialty market sales.
Revenues

	Six Months Ended
	August 31,			%
($’s in thousands)	2009	2008	Change	Change
Factory sales	$8,807.9	$9,279.4	$(471.5)	(5.1%)
Retail sales	1,176.5	844.9	331.6	39.2%
Franchise fees	54.0	273.5	(219.5)	(80.3%)
Royalty and marketing fees	2,717.7	2,952.2	(234.5)	(7.9%)
Total	$12,756.1	$13,350.0	$(593.9)	(4.4%)
Factory Sales
The decrease in factory sales for the six months ended August 31, 2009 versus the six months ended August 31, 2008 was primarily due to a 7% decrease in same store pounds purchased by franchised stores and a 1.2% decrease in the average number of franchised stores in operation to 322 in the first six months of fiscal 2010 from 326 in the first six months of fiscal 2009 partially offset by a 9.5% increase in shipments to customers outside our system of franchised retail stores in the six months ended August 31, 2009, compared with the same period in the prior fiscal year.
Retail Sales
The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 4 in the first six months of fiscal 2009 to 7 in the same period of fiscal 2010. Same store retail sales decreased 0.6% in the first six months of fiscal 2010 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The decrease in royalties and marketing fees resulted from a decrease of 5.5% in same store sales in the six months ended August 31, 2009 compared with the same period in the prior fiscal year. The average number of domestic franchise units in operation decreased 5.6% from 285 in the first six months of fiscal 2009 to 269 in the same period of fiscal 2010. Franchise fee revenue decreased 80.3% in the first six months of fiscal 2010 as a result of a decrease in the number of franchise store openings from 16 in the first six months of fiscal 2009 to 8 openings in the first six months of fiscal 2010.
Costs and Expenses

	Six months ended			%
($’s in thousands)	2009	2008	Change	Change
Cost of sales — factory adjusted	$6,037.2	$6,484.4	$(447.2)	(6.9%)
Cost of sales — retail	429.0	314.2	114.8	36.5%
Franchise costs	771.8	817.8	(46.0)	(5.6%)
Sales and marketing	677.8	706.3	(28.5)	(4.0%)
General and administrative	1,202.9	1,225.0	(22.1)	(1.8%)
Retail operating	708.3	446.6	261.7	58.6%
Total	$9,827.0	$9,994.3	$(167.3)	(1.7%)

Adjusted gross margin

	Six months ended			%
($’s in thousands)	2009	2008	Change	Change
Factory	$2,770.7	$2,795.0	$(24.3)	(0.9%)
Retail	747.5	530.7	216.8	40.9%
Total	$3,518.2	$3,325.7	$192.5	5.8%

(Percent)
Factory	31.5%	30.1%	1.4%	4.7%
Retail	63.5%	62.8%	0.7%	1.1%
Total	35.2%	32.8%	2.4%	7.3%
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

	Six Months Ended
	August 31,
($’s in thousands)	2009	2008
Factory adjusted gross margin	$2,770.7	$2,795.0
Less: Depreciation and Amortization	168.9	191.8
Factory GAAP gross margin	$2,601.8	$2,603.2
Costs and Expenses
Cost of Sales
Factory margins increased 140 basis points from the first six months of fiscal 2009 compared to the same period in fiscal 2010 due primarily to lower transportation related costs resulting from a decrease in fuel costs during the second quarter of fiscal 2010 compared with the same period in fiscal 2009.
Franchise Costs
The decrease in franchise costs during the first six months of fiscal 2010 compared to the same period in fiscal 2009 is due primarily to decreased professional fees related to franchise operations. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 27.8% in the first six months of fiscal 2010 from 25.4% in the first six months of fiscal 2009. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing for the second quarter of fiscal 2010 compared to the same period in fiscal 2009 is due primarily to a temporary difference in expenditures related to promotional materials.
General and Administrative
The decrease in general and administrative costs for the first six months of fiscal 2010 versus the same period in fiscal 2009 is due primarily to decreased professional fees mostly offset by an increase in the allowance for doubtful accounts receivable from the first six months of fiscal 2010 compared with the same period in fiscal 2009. As a percentage of total revenues, general and administrative expenses increased to 9.4% in the first six months of fiscal 2010 compared to 9.2% in the first six months of fiscal 2009.
Retail Operating Expenses
The increase in retail operating expenses was due primarily to an increase in the average number of Company-owned stores in operation from 4 in the six months ended August 31, 2008 to 7 in the six months ended August 31, 2009. Retail operating expenses, as a percentage of retail sales, increased from 52.9% in the first six months of fiscal 2009 to 60.2% in the first six months of fiscal 2010.
Depreciation and Amortization
Depreciation and amortization of $355,000 in the first six months of fiscal 2010 decreased 9.7% from $393,000 incurred in the first six months of fiscal 2009 due to certain assets becoming fully depreciated.
Other, Net
Other, net of $12,380 realized in the first six months of fiscal 2010 represents an increase of $7,856 from the $4,524 realized in the first six months of fiscal 2009 due to due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.
Income Tax Expense
The Company’s effective income tax rate in the six months ended August 31, 2009 was 37.0% which is a decrease of 1.1% compared to 38.1% during the same period in the prior year. The decrease in the effective tax rate is primarily due to an increase in allowable deductions.
Liquidity and Capital Resources
As of August 31, 2009, working capital was $8.0 million, compared with $7.4 million as of February 28, 2009, an increase of $600,000. The change in working capital was due primarily to operating results.
Cash and cash equivalent balances increased from $1.3 million as of February 28, 2009 to $2.1 million as of August 31, 2009 as a result of cash flows provided by operating activities greater than cash flows used by financing and investing activities. The Company’s current ratio was 4.1 to 1 at August 31, 2009 in comparison with 3.7 to 1 at February 28, 2009. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million ($5 million available as of August 31, 2009) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2010.
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
As of August 31, 2009, the Company had no long-term debt. The Company has a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2009, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of the Shareholders of the Company was held in Durango, Colorado on July 17, 2009.
1.	Election of six Directors. Messrs. Franklin E. Crail, Bryan J. Merryman, Gerald A. Kien, Lee N. Mortenson, Clyde Wm. Engle and Scott G. Capdevielle were elected to the Company’s Board of Directors. The results of the voting were as follows: 4,405,223 votes in favor of Franklin E. Crail, with 1,157,374 votes withheld; 4,399,962 votes in favor of Bryan J. Merryman, with 1,157,635 votes withheld; 4,367,513 votes in favor of Gerald A. Kien, with 1,190,084 votes withheld; 4,366,977 votes in favor of Lee N. Mortenson, with 1,190,620 votes withheld; 4,242,601 votes in favor of Clyde Wm. Engle, with 1,314,996 votes withheld and 5,489,294 votes in favor of Scott G. Capdevielle with 68,303 votes withheld.

Item 5.	Other Information
The Company executed a Promissory Note and Commercial Security Agreement dated July 31, 2009 with Wells Fargo Bank. These documents were executed to renew the existing $5 million line of credit and extend the maturity date from July 2009 to July 2010. The line is collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points, however, at no time will the rate be below 5.00% per annum. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. Copies of the Promissory Note and Commercial Security Agreement are filed as an Exhibits 10.1 and 10.2, respectively, to this report and are incorporated herein by reference. The description of these agreements is qualified in its entirety by reference to such documents.

Item 6.	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	By-laws of the Registrant, as amended on November 25, 1997, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1	*Promissory Note dated July 31, 2009 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.

10.2	*Commercial Security Agreement dated July 31, 2009 between Wells Fargo Bank and the Registrant.

10.3	*Master License Agreement between Kahala Franchise Corp. and the Registrant. (Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission)

31.1	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: October 13, 2009	/s/ Bryan J. Merryman Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director