Form 10-Q
period 2009-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2010-01-13
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
On January 1, 2010 the registrant had outstanding 6,026,938 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Revenues
Sales	$5,733,623	$6,080,004	$15,718,025	$16,204,266
Franchise and royalty fees	1,147,731	1,363,792	3,919,421	4,589,520
Total revenues	6,881,354	7,443,796	19,637,446	20,793,786

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $83,420, $89,131, $252,344 and $280,914, respectively	3,742,087	4,182,193	10,208,313	10,980,800
Franchise costs	377,349	436,244	1,149,111	1,254,062
Sales and marketing	357,378	383,643	1,035,139	1,089,955
General and administrative	572,352	632,738	1,775,288	1,857,772
Retail operating	458,936	266,177	1,167,249	712,812
Depreciation and amortization	174,054	189,086	528,742	581,639
Total costs and expenses	5,682,156	6,090,081	15,863,842	16,477,040

Income from Operations	1,199,198	1,353,715	3,773,604	4,316,746

Other Income (Expense)
Interest Expense	—	(5,948)	—	(14,023)
Interest Income	7,070	4,153	19,450	16,752
Other, net	7,070	(1,795)	19,450	2,729

Income Before Income Taxes	1,206,268	1,351,920	3,793,054	4,319,475

Income Tax Provision	456,305	509,916	1,413,015	1,640,556

Net Income	$749,963	$842,004	$2,380,039	$2,678,919

Basic Earnings per Common Share	$.12	$.14	$.40	$.45
Diluted Earnings per Common Share	$.12	$.14	$.38	$.44

Weighted Average Common Shares Outstanding	6,025,938	5,985,454	6,008,099	5,983,933
Dilutive Effect of Stock Options	196,913	210,391	199,770	164,485
Weighted Average Common Shares Outstanding, Assuming Dilution	6,222,851	6,195,845	6,207,869	6,148,418
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	November 30,	February 28,
	2009	2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,974,290	$1,253,947
Accounts receivable, less allowance for doubtful accounts of $422,164 and $332,719, respectively	4,573,463	4,229,733
Notes receivable, current portion	61,988	—
Inventories, less reserve for slow moving inventory of $277,553 and $251,922, respectively	3,698,416	4,064,611
Deferred income taxes	406,712	369,197
Other	322,516	224,378
Total current assets	11,037,385	10,141,866

Property and Equipment, Net	5,176,688	5,253,598

Other Assets
Notes receivable, less current portion	258,611	124,452
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	128,302	183,135
Other	175,563	91,057
Total other assets	1,609,420	1,445,588

Total assets	$17,823,493	$16,841,052

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,079,035	$1,074,643
Accrued salaries and wages	332,362	423,789
Other accrued expenses	709,017	531,941
Dividend payable	602,594	598,986
Deferred income	180,500	142,000

Total current liabilities	2,903,508	2,771,359

Deferred Income Taxes	865,937	827,700

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	—	—
Undesignated series, authorized 200,000 shares	—	—
Common stock, $.03 par value, 100,000,000 shares authorized, 6,025,938 and 5,986,624 issued and outstanding, respectively	180,778	179,696
Additional paid-in capital	7,546,687	7,311,280
Retained earnings	6,326,583	5,751,017
Total stockholders’ equity	14,054,048	13,241,993

Total liabilities and stockholders’ equity	$17,823,493	$16,841,052
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30,
	2009	2008
Cash Flows From Operating activities
Net income	$2,380,039	$2,678,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	528,742	581,639
Provision for loss on accounts and notes receivable	150,000	139,000
Provision for obsolete inventory	45,000	65,000
Loss (gain) on sale or acquisition of property and equipment	(9,809)	20,857
Expense recorded for stock compensation	236,489	165,253
Deferred income taxes	722	(5,164)
Changes in operating assets and liabilities:
Accounts receivable	(546,146)	(1,360,309)
Inventories	321,195	(160,929)
Other current assets	(104,456)	(189,119)
Accounts payable	4,392	(667,349)
Deferred income	38,500	(132,000)
Accrued liabilities	85,648	171,429
Net cash provided by operating activities	3,130,316	1,307,227

Cash Flows From Investing Activities
Addition to notes receivable	$(196,147)	$—
Proceeds received on notes receivable	—	1,798
Proceeds from sale or distribution of assets	5,000	8,910
Purchases of property and equipment	(338,256)	(177,933)
Increase in other assets	(79,706)	(81,428)
Net cash used in investing activities	(609,109)	(248,653)

Cash Flows From Financing Activities
Net change in line of credit	$—	$400,000
Proceeds from exercise of stock options	—	5,453
Dividends paid	(1,800,864)	(1,796,457)
Net cash used in financing activities	(1,800,864)	(1,391,004)

Net Increase (Decrease) in Cash and Cash Equivalents	720,343	(332,430)

Cash and Cash Equivalents, Beginning of Period	$1,253,947	$675,642

Cash and Cash Equivalents, End of Period	$1,974,290	$343,212
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at November 30, 2009:

	Sold, Not Yet Open	Open	Total
Company-owned stores	—	9	9
Franchise stores — Domestic stores	7	254	261
Franchise stores — Domestic kiosks	—	9	9
Franchise units — International	—	51	51
Cold Stone Creamery — co-branded	6	13	19
Total	13	336	349
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
Subsequent Events
The Company has performed an evaluation of subsequent events through January 13, 2010, the date the Company issued these financial statements. Based on our evaluation, the Company is not aware of any subsequent events which would require recognition or disclosure.
Stock-Based Compensation
At November 30, 2009, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.
The Company recognized $73,892 and $236,489 of equity-based compensation expense during the three and nine month periods ended November 30, 2009 compared with $87,902 and $165,253 during the three and nine month periods, ended November 30, 2008. Compensation costs related to share-based compensation are generally amortized over the vesting period.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company did not recognize any additional share-based compensation charge related to this acceleration for the three and nine months ended November 30, 2009 compared with $11,240 during the nine month periods ended November 30, 2008, related to this acceleration due to changes in certain

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
estimates and assumptions related to employee turnover since the acceleration date.
There were no stock options or restricted stock units granted to employees during the three and nine month periods ended November 30, 2009 compared with 170,400 shares of restricted common stock units granted during the nine month period ended November 30, 2008. During the nine month period ended November 30, 2009, the Company issued 3,000 unrestricted shares of stock to non-employee directors compared with 4,000 unrestricted shares issued to non-employee directors in same period of the prior fiscal year. There were no unrestricted shares issued during the three month period ended November 30, 2009 or 2008. Associated with these non-employee director stock issuances, the Company recognized $13,080 and $47,080 during the nine month periods ended November 30, 2009 and 2008, respectively.
During the three and nine month periods ended November 30, 2009, the Company recognized $73,892 and $223,411 of equity-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants vest 20% annually over a period of five years. During the nine months ended November 30, 2009, 33,080 restricted stock units vested and were issued as common stock. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted, as of November 30, 2009, was $1,080,671, which is expected to be recognized over the weighted average period of 3.7 years.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended November 30, 2009 and 2008, 128,090 and 137,219 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2009 and 2008, 187,163 and 139,827 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	November 30, 2009	February 28, 2009
Ingredients and supplies	$2,302,680	$2,461,020
Finished candy	1,395,736	1,603,591
Total inventories	$3,698,416	$4,064,611
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	November 30, 2009	February 28, 2009
Land	$513,618	$513,618
Building	4,697,134	4,707,381
Machinery and equipment	6,924,648	6,977,006
Furniture and fixtures	773,527	676,970
Leasehold improvements	379,665	347,124
Transportation equipment	367,186	350,714
	13,655,778	13,572,813

Less accumulated depreciation	8,479,090	8,319,215

Property and equipment, net	$5,176,688	$5,253,598

NOTE 5 — STOCKHOLDERS’ EQUITY
Stock Dividend
Shareholder Rights Plan
On May 19, 2009, the Company and Computershare Trust Company, N.A. entered into an Amended and Restated Shareholder Rights Agreement (“Rights Agreement”) which amended and restated the existing Shareholder Rights Agreement dated May 28, 1999, (“Existing Rights Plan”). In connection with the Existing Rights Plan the Company’s Board of Directors declared a dividend of one right to purchase one one-hundredth of a share of the Company’s Series Junior Participating Preferred Stock, par value $0.10 per share, for each outstanding share of the Company’s common stock, par value $0.03 per share, of the Company that was outstanding on May 28, 1999. Each share of Series A Junior Participating Preferred Stock originally entitled the holder to one hundred votes and dividends equal to one hundred times the aggregate per share amount of dividends declared per common share. There are no shares of Series A Junior Participating Preferred Stock outstanding. The Existing Rights Plan was set to expire on May 28, 2009 and, through board declaration, was replaced in its entirety by the Rights Agreement on May 18, 2009 when the Board of Directors of the Company authorized and declared a dividend of one Right (a “Right”) for each outstanding share of Common Stock of the Company (the “Common Shares”). The dividend was paid on May 19, 2009 (the “Record Date”) to the holders of record of the Common Shares at the close of business on that date. The Rights will become exercisable and detachable only following the earlier of 10 days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the outstanding Common Shares or 10 business days following the announcement of a tender offer or exchange offer for 15 percent or more of the outstanding Common Shares. In addition, the Company has authorized the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date. When exercisable, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.10 per share, of the Company (the “Preferred Shares”), at a price of $30 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each share of Series A Junior Participating Preferred Stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared per common share.
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 13, 2009 to shareholders of record on February 27, 2009. The Company paid a quarterly cash dividend of $0.10 per common share on June 12, 2009 to shareholders of record on June 1, 2009. The Company paid a quarterly cash dividend of $0.10 per common share on September 18, 2009 to shareholders of record on September 8, 2009. On December 11, 2009 the Company paid a quarterly cash dividend of $0.10 per common share to shareholders of record on November 30, 2009.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2009	2008
Cash paid (received) for:
Interest	$(30,386)	$14,112
Income taxes	$1,342,833	$1,605,141

Non-Cash Financing Activities
Dividend Payable	$3,608	$568
Issue stock for rights and services	$—	$2,323

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION — CONTINUED

	Nine Months Ended
	November 30,
	2009	2008
Cash paid (received) for:
Fair value of assets acquired in business combination
Store assets	$—	$19,021
Inventory	$—	$3,398
Goodwill	$—	$87,870
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

Three Months Ended
November 30, 2009	Franchising	Manufacturing	Other	Total
Total revenues	$1,745,983	$5,634,126	$—	7,380,109
Intersegment revenues	—	(498,755)	—	(498,755)
Revenue from external customers	1,745,983	5,135,371	—	6,881,354
Segment profit (loss)	318,516	1,470,026	(582,274)	1,206,268
Total assets	3,001,407	11,053,090	3,768,996	17,823,493
Capital expenditures	87,898	32,016	20,459	140,373
Total depreciation & amortization	40,289	88,167	45,598	174,054

Three Months Ended
November 30, 2008	Franchising	Manufacturing	Other	Total
Total revenues	$1,696,869	$6,226,620	$—	$7,923,489
Intersegment revenues	—	(479,693)	—	(479,693)
Revenue from external customers	1,696,869	5,746,927	—	7,443,796
Segment profit (loss)	483,546	1,550,693	(682,319)	1,351,920
Total assets	2,708,659	12,205,603	2,019,098	16,933,360
Capital expenditures	6,647	25,344	32,985	64,976
Total depreciation & amortization	42,875	94,440	51,771	189,086

Nine Months Ended
November 30, 2009	Franchising	Manufacturing	Other	Total
Total revenues	$5,694,157	$15,301,218	$—	$20,995,375
Intersegment revenues	—	(1,357,929)	—	(1,357,929)
Revenue from external customers	5,694,157	13,943,289	—	19,637,446
Segment profit (loss)	1,726,165	3,972,749	(1,905,860)	3,793,054
Total assets	3,001,407	11,053,090	3,768,996	17,823,493
Capital expenditures	166,861	121,587	49,808	338,256
Total depreciation & amortization	121,075	268,063	139,604	528,742

NOTE 7 — OPERATING SEGMENTS — CONTINUED

Nine Months Ended November 30, 2008	Franchising	Manufacturing	Other	Total
Total revenues	$5,767,435	$16,167,564	$—	$21,934,999
Intersegment revenues	—	(1,141,213)	—	(1,141,213)
Revenue from external customers	5,767,435	15,026,351	—	20,793,786
Segment profit (loss)	2,278,381	4,028,795	(1,987,701)	4,319,475
Total assets	2,708,659	12,205,603	2,019,098	16,933,360
Capital expenditures	37,023	68,747	72,163	177,933
Total depreciation & amortization	131,176	296,948	153,515	581,639
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		November 30, 2009		February 28, 2009
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	164,258	205,777	148,425
Packaging licenses	3-5 Years	120,830	117,914	120,830	114,164
Packaging design	10 Years	430,973	347,106	430,973	311,856
Total		757,580	629,278	757,580	574,445

Intangible assets not subject to amortization
Franchising segment —
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,466,908	$1,291,662	$2,466,908	$1,236,829
Amortization expense related to intangible assets totaled $54,833 and $54,833 during the nine months ended November 30, 2009 and 2008, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2009 is as follows:

Remainder of fiscal 2010	$18,300
2011	64,400
2012	40,200
2013	4,700
2014	702
Total	$128,302
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

NOTE 10 — ASSETS AQUIRED FROM FRANCHISEES
During the three month period ended November 30, 2009 the Company took possession of assets related to two previously franchise operated stores in satisfaction of $52,242 of accounts receivable. During the nine month period ended November 30, 2009 the Company took possession of assets related to three previously franchise operated stores in satisfaction of $91,113 of accounts receivable. The Company currently intends to retain and operate these stores upon completion of fixed asset upgrades.
NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements that are presented in conformity with GAAP. It arranged these sources of GAAP in a hierarchy for users to apply. ASC 105-10 contents carry the same level of authority, effectively superseding SFAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 6% in the first quarter, declined approximately 9% in the second quarter, declined approximately 4% in the third quarter and declined approximately 6% in the first nine months of fiscal 2010, as compared to the same periods in fiscal 2009.
As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended November 30, 2009 Compared to the Three Months Ended November 30, 2008
Basic earnings per share decreased 14.3% from $.14 for the three months ended November 30, 2008 to $.12 for the three months ended November 30, 2009. Revenues decreased 7.6% from $7.4 million in the three months ended November 30, 2008 to $6.9 million in the three months ended November 30, 2009. Net income decreased 10.9% from $842,000 in the three months ended November 30, 2008 to $750,000 in the three months ended November 30, 2009. The decrease in earnings per share and net income for the three months ended November 30, 2009 versus the same period in fiscal 2009 was due primarily to decreases in same store pounds purchased by franchise locations, same store sales and franchise fees.

	Three Months Ended
Revenues	November 30,		$	%
($’s in thousands)	2009	2008	Change	Change
Factory sales	$5,135.4	$5,747.0	$(611.6)	(10.6%)
Retail sales	598.2	333.0	265.2	79.6%
Franchise fees	31.5	124.0	(92.5)	(74.6%)
Royalty and Marketing fees	1,116.2	1,239.8	(123.6)	(10.0%)
Total	$6,881.3	$7,443.8	$(562.5)	(7.6%)
Factory Sales
The decrease in factory sales for the three months ended November 30, 2009 versus the same period in the prior year was primarily due to a 4% decrease in same store pounds purchased by franchised stores, a 19.9% decrease in product shipments to customers outside our system of franchised retail stores and a 0.9% decrease in the average number of franchised stores in operation to 324 in the third quarter of fiscal 2010 from 327 in the third quarter of fiscal 2009. We believe that the decrease in same-store pounds purchased is due to a number of factors, including uncertainty among franchisees regarding the general economy approaching the key holiday sales season and a product mix shift from factory products towards products made in the stores operated by franchisees. The trend in purchases of factory products improved in the month of December, relative to the third quarter, with same-store pounds purchased by franchisees increasing 7.9 percent in December 2009 when compared with December 2008. Sales of all franchised and Company-owned stores decreased 3.2 percent to approximately $24.4 million in third quarter, compared with approximately $25.2 million in the corresponding prior-year quarter.
Retail Sales
The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 5 during the third quarter of fiscal 2009 to 9 in the third quarter of fiscal 2010. Same store retail sales decreased 0.5% in the third quarter of fiscal 2010 compared to the same period in fiscal 2009.
Royalties, Marketing Fees and Franchise Fees
Royalties and marketing fees decreased 10.0% in the three months ended November 30, 2009 compared with the three months ended November 30, 2008. The decrease in royalty and marketing fees resulted from a decrease in same store sales at franchise locations and a 6.7% decrease in the average number of domestic units in operation from 283 in the three months ended November 30, 2008 to 264 in the three months ended November 30, 2009, partially offset by an increase in the effective royalty rate, related to the Company’s factory purchase based royalty structure. Same store sales decreased 3.3% in the three months ended November 30, 2009 compared with the same period in the prior year. Franchise fee revenue decreased as a result of a decrease in the number of new domestic franchise store openings from 5 in the three months ended November 30, 2008 to 2 openings in the three months ended November 30, 2009, partially offset by license fees associated with the opening of four Cold Stone Creamery co-branded locations.

	Three Months Ended
Costs and Expenses	November 30,		$	%
($’s in thousands)	2009	2008	Change	Change

Cost of sales — factory adjusted	$3,509.0	$4,048.3	$(539.3)	(13.3%)
Cost of sales — retail	233.1	133.9	99.2	74.1%
Franchise costs	377.3	436.2	(58.9)	(13.5%)
Sales and marketing	357.4	383.6	(26.2)	(6.8%)
General and administrative	572.4	632.7	(60.3)	(9.5%)
Retail operating	458.9	266.2	192.7	72.4%
Total	$5,508.1	$5,900.9	$(392.8)	(6.7%)

	Three Months Ended
Adjusted gross margin	November 30,		$	%
($’s in thousands)	2009	2008	Change	Change

Factory adjusted gross margin	$1,626.4	$1,698.7	$(72.3)	(4.3%)
Retail	365.1	199.1	166.0	83.4%
Total	$1,991.5	$1,897.8	$93.7	4.9%

(Percent)
Factory adjusted gross margin	31.6%	29.6%	2.0%	6.8%
Retail	61.0%	59.8%	1.2%	2.0%
Total	34.7%	31.2%	3.5%	11.2%
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

	Three Months Ended
	November 30,
($’s in thousands)	2009	2008
Factory adjusted gross margin	$1,626.4	$1,698.7
Less: Depreciation and Amortization	83.4	89.1
Factory GAAP gross margin	$1,543.0	$1,609.6
Cost of Sales and Gross Margin
Factory margins increased 200 basis points from the third quarter of fiscal 2009 compared to the third quarter of fiscal 2010 due primarily to lower transportation related costs resulting from a decrease in fuel costs during the third quarter of fiscal 2010 compared with the same period in fiscal 2009.
Franchise Costs
The decrease in franchise costs for the three months ended November 30, 2009 compared with the three months ended November 30, 2008 is due primarily to decreased professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.9% in the third quarter of fiscal 2010 from 32.0% in the third quarter of fiscal 2009. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise revenues relative to franchise costs.
Sales and Marketing
The decrease in sales and marketing costs for the three months ended November 30, 2009 versus the corresponding period in the prior year is primarily due to decreased professional fees related to marketing development.
General and Administrative
The decrease in general and administrative costs for the third quarter of fiscal 2010 compared to the same period in fiscal 2009 is due primarily to lower expenses related to the valuation allowance for doubtful accounts. As a percentage of total revenues, general and administrative expense decreased to 8.3% in the third quarter of fiscal 2010 compared to 8.5% in the third quarter of fiscal 2009.
Retail Operating Expenses
The increase in retail operating expenses during the third quarter of fiscal 2010 versus the third quarter fiscal 2009 was due primarily to an increase in the average number of Company-owned stores from 5 during the three months ended November 30, 2008 to 9 during the three months ended November 30, 2009. Retail operating expenses, as a percentage of retail sales, decreased from 79.9% in the third quarter of fiscal 2009 to 76.7% in the third quarter of fiscal 2010.
Depreciation and Amortization
Depreciation and amortization of $174,000 in the third quarter of fiscal 2010 decreased 7.9% from $189,000 incurred in the third quarter of fiscal 2009, due to certain assets becoming fully depreciated.
Other, Net
Other, net of $7,070 realized in the third quarter of fiscal 2010 represents an increase of $8,865 from the $1,795 incurred in the third quarter of fiscal 2009 due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.

Income Tax Expense
The Company’s effective income tax rate was unchanged in the third quarter of fiscal 2010 compared to the third quarter of the prior year.
Nine Months Ended November 30, 2009 Compared to the Nine Months Ended November 30, 2008
Basic earnings per share decreased 11.1% from $.45 for the nine months ended November 30, 2008 to $.40 for the nine months ended November 30, 2009. Revenues decreased 5.6% from $20.8 million for the nine months ended November 30, 2008 to $19.6 million in the nine months ended November 30, 2009. Operating income decreased 12.5% from $4.3 million in the nine months ended November 30, 2008 to $3.8 million in the nine months ended November 30, 2009. Net income decreased 11.1% from $2.7 million in the nine months ended November 30, 2008 to $2.4 million in the nine months ended November 30, 2009. The decrease in earnings per share, operating income, and net income for the first nine months of fiscal 2010 versus the same period in fiscal 2009 was due primarily to decreases in same store sales, franchise fees, same store pounds purchased by Franchise locations and a decrease in the average number of franchise stores in operation.

	Nine Months Ended
Revenues	November 30,		$	%
($’s in thousands)	2009	2008	Change	Change
Factory sales	$13,943.3	$15,026.4	$(1,083.1)	(7.2%)
Retail sales	1,774.7	1,177.9	596.8	50.7%
Franchise fees	85.5	397.5	(312.0)	(78.5%)
Royalty and marketing fees	3,833.9	4,192.0	(358.1)	(8.5%)
Total	$19,637.4	$20,793.8	$(1,156.4)	(5.6%)
Factory Sales
The decrease in factory sales for the nine months ended November 31, 2009 versus the nine months ended November 30, 2008 was primarily due to a 5% decrease in same store pounds purchased by franchised stores and a 1.2% decrease in the average number of franchised stores in operation to 323 in the first nine months of fiscal 2010 from 327 in the first nine months of fiscal 2009.
Retail Sales
The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 5 in the first nine months of fiscal 2009 to 7 in the same period of fiscal 2010. Same store retail sales decreased 0.5% in the first nine months of fiscal 2010 compared to the same period in the prior year.
Royalties, Marketing Fees and Franchise Fees
The decrease in royalties and marketing fees resulted from a decrease of 4.5% in same store sales in the nine months ended November 30, 2009 compared with the same period in the prior fiscal year. The average number of domestic franchise units in operation decreased 5.6% from 284 in the first nine months of fiscal 2009 to 268 in the same period of fiscal 2010. Franchise fee revenue decreased 78.5% in the first nine months of fiscal 2010 as a result of a decrease in the number of franchise store openings from 27 in the first nine months of fiscal 2009 to 11 openings in the first nine months of fiscal 2010.

	Nine Months Ended
Costs and Expenses	November 30,		$	%
($’s in thousands)	2009	2008	Change	Change
Cost of sales — factory adjusted	$9,546.2	$10,532.7	$(986.5)	(9.4%)
Cost of sales — retail	662.1	448.1	214.0	47.8%
Franchise costs	1,149.1	1,254.1	(105.0)	(8.4%)
Sales and marketing	1,035.1	1,090.0	(54.9)	(5.0%)
General and administrative	1,775.3	1,857.8	(82.5)	(4.4%)
Retail operating	1,167.3	712.8	454.5	63.8%
Total	$15,335.1	$15,895.5	$(560.4)	(3.5%)

	Nine Months Ended
Adjusted gross margin	November 30,		$	%
($’s in thousands)	2009	2008	Change	Change
Factory adjusted gross margin	$4,397.1	$4,493.7	$(96.6)	(2.1%)
Retail	1,112.6	729.8	382.8	52.5%
Total	$5,509.7	$5,223.5	$286.2	5.5%

(Percent)
Factory adjusted gross margin	31.5%	29.9%	1.6%	5.4%
Retail	62.7%	62.0%	0.7%	1.1%
Total	35.1%	32.2%	2.9%	9.0%
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

	Nine Months Ended
	November 30,
($’s in thousands)	2009	2008
Factory adjusted gross margin	$4,397.1	$4,493.7
Less: Depreciation and Amortization	252.3	280.1
Factory GAAP gross margin	$4,144.8	$4,213.6
Cost of Sales and Gross Margin
Factory margins increased 160 basis points from the first nine months of fiscal 2009 compared to the same period in fiscal 2010 due primarily to lower transportation related costs resulting from a decrease in fuel costs during the first nine months of fiscal 2010 compared with the same period in fiscal 2009.
Franchise Costs
The decrease in franchise costs is due to decreased professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 29.3% in the first nine months of fiscal 2010 from 27.3% in the first nine months of fiscal 2009.
Sales and Marketing
The decrease in sales and marketing costs for the nine months ended November 30, 2009 versus the corresponding period in the prior year is primarily due to decreased professional fees related to marketing development.
General and Administrative
The decrease in general and administrative costs for the nine months ended November 30, 2009 compared to the same period in fiscal 2009 is due primarily to a decrease in professional fees. As a percentage of total revenues, general and administrative expense increased to 9.0% in the nine months ended November 30, 2009 compared to 8.9% in the nine months ended November 30, 2008.

Retail Operating Expenses
The increase in retail operating expenses during the first nine months of fiscal 2010 versus the same period in the prior year was due primarily to an increase in the average number of Company-owned stores from 5 during the nine months ended November 30, 2008 to 7 during the nine months ended November 30, 2009. Retail operating expenses, as a percentage of retail sales, increased from 60.5% in the nine months ended November 30, 2008 to 65.8% in the nine months ended November 30, 2009.
Depreciation and Amortization
Depreciation and amortization of $529,000 in the first nine months of fiscal 2010 decreased 9.1% from the $582,000 incurred in the first nine months of fiscal 2009 due to certain assets becoming fully depreciated.
Other, Net
Other, Net of $19,450 realized in the first nine months of fiscal 2010 represents an increase of $16,721 from the $2,729 realized in the first nine months of fiscal 2009 due to higher average outstanding cash balances and an increase in interest expense realized related to notes receivable.
Income Tax Expense
The Company’s effective income tax rate decreased 0.7% in the nine months ended November 30, 2009 compared to the same period in the prior year. The Company’s effective income tax rate was 37.3% for the nine month period ended November 30, 2009 compared with the 38.0% for the same period in the prior year. The change in the effective tax rate is primarily the result of an increase in allowable deductions.
Liquidity and Capital Resources
As of November 30, 2009, working capital was $8.1 million, compared with $7.4 million as of February 28, 2009, an increase of $700,000. The increase in working capital was primarily due to operating results less the payment of $1.8 million in cash dividends.
Cash and cash equivalent balances increased from $1.3 million as of February 28, 2009 to $2.0 million as of November 30, 2009 as a result of cash flows provided by operating activities greater than cash flows used by financing and investing activities. The Company’s current ratio was 3.80 to 1 at November 30, 2009 in comparison with 3.66 to 1 at February 28, 2009. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5.0 million ($5.0 million available as of November 30, 2009) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2010.
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
As of November 30, 2009, all of the Company’s long-term debt was paid in full. The Company also has a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2009, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to line of credit.
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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: January 13, 2010	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director