Form 10-K
period 2010-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2010-05-18
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2010, there were 6,030,938 shares of Common Stock outstanding. The aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Market on August 31, 2009) held by non-affiliates was $27,831,397.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

PART I.
ITEM 1. BUSINESS
General
Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”, and sometimes referred to herein with the pronouns “we,” “us,” or “our”) is an international franchisor and confectionery manufacturer. We are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2010 there were 11 Company-owned, 29 franchisee/licensee owned and 305 franchised Rocky Mountain Chocolate Factory stores operating in 36 states, Canada, and the United Arab Emirates.
We believe approximately 55% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. We believe this in-store preparation creates a special store ambiance and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.
Our principal competitive strengths lie in our brand name recognition, our reputation for the quality, variety and taste of our products; the special ambiance of our stores; our knowledge and experience in applying criteria for selection of new store locations; our expertise in the manufacture of chocolate candy products and the merchandising and marketing of chocolate and other candy products; and the control and training infrastructures we have implemented to assure consistent customer service and execution of successful practices and techniques at our stores.
We believe our manufacturing expertise and reputation for quality has facilitated the sale of selected products through specialty markets. We are currently selling our products in a select number of specialty markets including wholesaling, fundraising, corporate sales, mail order and internet sales.
Our revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by us (72-72-75%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including products manufactured by us) (7-7-5%) and (iii) the collection of initial franchise fees and royalties from franchisees (21-21-20%). Our revenues are derived from domestic (97-97-97%) and international (3-3-3%) sources. The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28 (29), 2010, 2009 and 2008, respectively.
According to the National Confectioners Association, the total U.S. candy market approximated $29.3 billion of retail sales in 2009 with chocolate generating sales of approximately $16.9 billion. According to the Department of Commerce, per capita consumption of chocolate in 2009 was approximately 14 pounds per year nationally and increased 4% when compared to 2008.
Business Strategy
Our objective is to build on our position as a leading international franchisor and manufacturer of high quality chocolate and other confectionery products. We continually seek opportunities to profitably expand our business. To accomplish this objective, we employ a business strategy that includes the following elements:
Product Quality and Variety
We maintain gourmet taste and quality of our chocolate candies by using only the finest chocolate and other wholesome ingredients. We use our own proprietary recipes, primarily developed by our master candy makers. A typical Rocky Mountain Chocolate Factory store offers up to 100 of our chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer numerous varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes.
Store Atmosphere and Ambiance
We seek to establish an enjoyable and inviting atmosphere in each Rocky Mountain Chocolate Factory store. Each store prepares numerous products, including fudge, barks and caramel apples, in the store. In-store preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. Our design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented throughout the system.

We have evaluated and updated our store design from our original Victorian store concept to a more contemporary design, through our own testing and the input of a nationally recognized design firm. The objective of store design is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of our in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. Through March 31, 2010, 221 stores incorporating new designs are in operation.
Site Selection
Careful selection of a site is critical to the success of a Rocky Mountain Chocolate Factory store. We consider many factors in identifying suitable sites, including tenant mix, visibility, attractiveness, accessibility, level of foot traffic and occupancy costs. Final site selection occurs only after our senior management has approved the site. We believe that the experience of our management team in evaluating a potential site is one of our competitive strengths.
Customer Service Commitment
We emphasize excellence in customer service and seek to employ and to sell franchises to motivated and energetic people. We also foster enthusiasm for our customer service philosophy and the Rocky Mountain Chocolate Factory concept through our bi-annual franchisee convention, regional meetings and other frequent contacts with our franchisees.
Increase Same Store Retail Sales at Existing Locations
We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2006	2.4%
2007	0.3%
2008	(0.9%)
2009	(5.4%)
2010	(2.9%)
We believe that the negative trend in FY 2008, FY 2009 and FY 2010 was due to the global economic recession that significantly impacted retailing, in general, and regional shopping mall customer traffic, in particular, throughout the United States during all of 2008, 2009 and the first three quarters of FY 2010 resulting in the worst economic and retail environment in our history. We experienced a decrease in same store sales of (6.7%) in our fiscal first quarter of 2010 followed by decreases in same store sales of (4.6%) and (3.2%) in our fiscal second and third quarters and an increase of 1.4% in our fiscal fourth quarter of 2010 compared with the same periods in FY 2009.
We have designed a contemporary and coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. We also believe that the successful launch of new packaging has had a positive impact on same store sales.
Increase Same Store Pounds Purchased by Existing Locations
In FY 2010, same store pounds purchased by franchisees decreased 4.2% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe the decrease in same store pounds purchased was due in part to a product mix shift from factory-made products to products made in the store such as caramel apples and fudge and a decline in same store retail sales. We believe the decline in same store pounds purchased over and above the decline related to decreased same store sales is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchise owned stores.
Enhanced Operating Efficiencies
We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of our Company-owned and 172 of our franchised stores through March 31, 2010. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and impact store operations. Additionally, the divestiture of substantially all of the Company-owned stores in FY 2002 has reduced our exposure to real estate risk, improved our operating margins and allowed us to increase our focus on franchising.

Expansion Strategy
Key elements of our expansion strategy include:
Unit Growth
The cornerstone of our growth strategy is to aggressively pursue unit growth opportunities in locations where we have traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand the retail store concept, such that previously untapped and unfeasible environments (such as most regional centers) generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory location.
High Traffic Environments
We currently establish franchised stores in the following environments: outlet centers, tourist environments, regional centers, street fronts, airports and other entertainment oriented environments. Over the last several years, we have had a particular focus on regional center locations. We are optimistic that our exciting store design will allow us to continue targeting the over 1,400 regional centers in the United States. We have established a business relationship with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments.
Name Recognition and New Market Penetration
We believe the visibility of our stores and the high foot traffic at many of our locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for our franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but recent growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased our name recognition and demand for our franchises. Distribution of Rocky Mountain Chocolate Factory products through specialty markets also increases name recognition and brand awareness in areas of the country in which we have not previously had a significant presence. We believe that by distributing selected Rocky Mountain Chocolate Factory products through specialty markets increases our name brand recognition and will improve and benefit our entire store system.
Store Concept
We seek to establish a fun and inviting atmosphere in our Rocky Mountain Chocolate Factory store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store’s products. We believe that an average of approximately 55% of the revenues of franchised stores is generated by sales of products prepared on the premises. We believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.
Rocky Mountain Chocolate Factory stores opened prior to FY 2002 have a distinctive country Victorian decor, which further enhances their friendly and enjoyable atmosphere. Each store includes finely crafted wood cabinetry, copper and brass accents, etched mirrors and large marble tables on which fudge and other products are made. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, our design staff provides working drawings and specifications and approves the construction plans for each new store. We also control the signage and building materials that may be used in the stores.
In FY 2002, we launched our revised store design concept intended specifically for high foot traffic regional shopping centers. The revised store design concept is modern with crisp and clean site lines and an even stronger emphasis on our unique upscale kitchen. We are requiring that all new Rocky Mountain Chocolate Factory stores incorporate the revised store design concept. We also require that key elements of the revised store design concept be incorporated into existing store design upon renewal of the Franchise Agreement, or transfer in store ownership.
The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season.

Co-branding Strategy
On January 26, 2007 we began testing co-branded locations with a variety of strategic partners. Co-branding a location is a potential vehicle to possibly exploit retail environments that would not typically support a stand alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand alone Rocky Mountain Chocolate Factory stores. Our co-branded partner’s franchisees currently operate 29 locations.
We are still in the testing and evaluation stage of our co-branding strategy and believe that if this strategy proves financially viable it could represent a significant future growth opportunity for us.
Products and Packaging
We typically produce approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine’s Day holiday seasons, we may make as many as 100 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. We believe that, on average, approximately 40% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 55% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products, such as ice cream, coffee and other sundries, purchased from approved suppliers.
We use only the finest chocolates, nut meats and other wholesome ingredients in our candies and continually strive to offer new confectionery items in order to maintain the excitement and appeal of its products. We develop special packaging for the Christmas, Valentine’s Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year.
Chocolate candies that we manufacture are sold at prices ranging from $16.50 to $30.00 per pound, with an average price of $19.43 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.
Operating Environment
We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2010 include:

Regional Centers	27.0%
Outlet Centers	22.1%
Festival/Community Centers	20.2%
Tourist Areas	15.2%
Street Fronts	8.4%
Airports	4.2%
Other	2.9%
Regional Centers
As of February 28, 2010, there were Rocky Mountain Chocolate Factory stores in approximately 71 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts. Our existing store concept is designed to unlock the potential of the regional center environment.
Outlet Centers
We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, management believes that our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Tourist Areas, Street Fronts and Other Entertainment Oriented Shopping Centers
As of February 28, 2010, there were approximately 40 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman’s Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.
Other Environments
We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Thirteen franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Atlanta International (Hartsfield-Jackson), two at Denver International Airport, one at Charlotte International Airport, two at Chicago O’Hare International Airport; one at Houston George Bush Intercontinental Airport, one at Minneapolis International Airport, one at Salt Lake City International Airport, one at Dallas Fort Worth International Airport; one at Edmonton International Airport, and one at Toronto Pearson International Airport.
On July 20, 2007 we entered into an exclusive airport development agreement with The Grove, Inc. Pursuant to this agreement, The Grove had the exclusive right to open Rocky Mountain Chocolate Factory stores in all airports in the United States where there are no Rocky Mountain Chocolate Factory stores currently operating or under development. Additionally, the agreement sets forth a commission on the initial franchise fee and future royalty revenue to be paid by us to The Grove, Inc. for any third-party, qualified, franchisees who develop an airport location under the agreement. Six stores were opened under the agreement which expired on July 20, 2009.
Franchising Program
General
Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2010, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2010, there were 312 franchised stores in the Rocky Mountain Chocolate Factory system.
Franchisee Sourcing and Selection
The majority of new franchises are awarded to persons referred by existing franchisees, to interested consumers who have visited Rocky Mountain Chocolate Factory stores and to existing franchisees. We also advertise for new franchisees in national and regional newspapers as suitable potential store locations come to our attention. Franchisees are approved by us on the basis of the applicant’s net worth and liquidity, together with an assessment of work ethic and personality compatibility with our operating philosophy.
In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2010, Immaculate Confections operated 48 stores under this agreement.
In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2010, Al Muhairy Group operated 3 stores under this agreement.
On August 18, 2009 we entered into a definitive Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are anticipated to be co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. The agreement runs until the date upon which the last co-branded store ceases to be open for business or unless earlier terminated by an event of either party’s default. As of March 31, 2010, Cold Stone Creamery franchisees operated 22 stores under this agreement. This Agreement is the License Agreement contemplated by the Test License Agreement described on Form 8-K that we filed on April 21, 2009 and furnished as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended February 28, 2009.
Training and Support
Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a 7-day comprehensive training program in store operations and management. We have established a training center at our Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include our philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to our operations by working in key factory operational areas and by meeting with members of our senior management.
Our operating objectives include providing knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in our proven techniques.
We provide ongoing support to franchisees through our field consultants, who maintain regular and frequent communication with the stores by phone and by site visits. The field consultants also review and discuss with the franchisee, store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs. We have developed a handbook containing a “pre-packaged” local store marketing plan, which allows franchisees to implement cost-effective promotional programs that have proven successful in other Rocky Mountain Chocolate Factory stores.
Quality Standards and Control
The franchise agreement for Rocky Mountain Chocolate Factory franchisees requires compliance with our procedures of operation and food quality specifications and permits audits and inspections by us.
Operating standards for Rocky Mountain Chocolate Factory stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, our field consultants audit performance and adherence to our standards. We have the right to terminate any franchise agreement for non-compliance with our operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from us or from approved suppliers.
The Franchise Agreement: Terms and Conditions
The domestic offer and sale of Rocky Mountain Chocolate Factory franchises is made pursuant to the Franchise Disclosure Document prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchiser to register or file certain notices with the state authorities prior to offering and selling franchises in those states.
Under the current form of domestic Rocky Mountain Chocolate Factory franchise agreement, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Rocky Mountain Chocolate Factory stores only in the immediate vicinity of their stores. Chocolate products not made on the premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment is likely to adversely affect the Rocky Mountain Chocolate Factory system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See “Business — Regulation.”
The agreements prohibit the transfer or assignment of any interest in a franchise without our prior written consent. The agreements also give us a right of first refusal to purchase any interest in a franchise if a proposed transfer would result in a change of control of that franchise. The refusal right, if exercised, would allow us to purchase the interest proposed to be transferred under the same terms and conditions and for the same price as offered by the proposed transferee.
The term of each Rocky Mountain Chocolate Factory franchise agreement is ten years, and franchisees have the right to renew for one additional ten-year term.
Franchise Financing
We do not provide prospective franchisees with financing for their stores, but we have developed relationships with several sources of franchisee financing to whom we will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required our assistance.
Company Store Program
As of March 31, 2010 there were 11 Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.
Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from us similar to the training and support provided to franchisees. See “Franchising Program-Training and Support” and “Franchising Program-Quality Standards and Control.”
Manufacturing Operations
General
We manufacture our chocolate candies at our factory in Durango, Colorado. All products are produced consistent with our philosophy of using only the finest, highest quality ingredients to achieve our marketing motto of “the Peak of Perfection in Handmade Chocolates®.”
Our management has always believed that we should control the manufacturing of our own chocolate products. By controlling manufacturing, we can better maintain our high product quality standards, offer unique, proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.
Manufacturing Processes
The manufacturing process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and we employ strict quality control procedures at every stage of the manufacturing process. We use a combination of manual and automated processes at our factory. Although we believe that it is currently preferable to perform certain manufacturing processes, such as dipping of some large pieces, by hand, automation increases the speed and efficiency of the manufacturing process. We have from time to time automated processes formerly performed by hand where it has become cost-effective for us to do so without compromising product quality or appearance.
We seek to ensure the freshness of products sold in Rocky Mountain Chocolate Factory stores with frequent shipments. Most Rocky Mountain Chocolate Factory stores do not have significant space for the storage of inventory, and we encourage franchisees and store managers to order only the quantities that they can reasonably expect to sell within approximately two to four weeks. For these reasons, we generally do not have a significant backlog of orders.
Ingredients
The principal ingredients used in our products are chocolate, nuts, sugar, corn syrup, cream and butter. The factory receives shipments of ingredients daily. To ensure the consistency of our products, we buy ingredients from a limited number of reliable suppliers. In order to assure a continuous supply of chocolate and certain nuts, we frequently enter into purchase contracts of between six to eighteen months for these products. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. We have one or more alternative sources for all essential ingredients and therefore believe that the loss of any supplier would not have a material adverse effect on our results of operations. We currently purchase small amounts of finished candy from third parties on a private label basis for sale in Rocky Mountain Chocolate

Factory stores.
Trucking Operations
We operate eight trucks and ship a substantial portion of our products from the factory on our own fleet. Our trucking operations enable us to deliver our products to the stores quickly and cost-effectively. In addition, we back-haul our own ingredients and supplies, as well as products from third parties, on return trips, which helps achieve even greater efficiencies and cost savings.
Marketing
We rely primarily on in-store promotion and point-of-purchase materials to promote the sale of our products. The monthly marketing fees collected from franchisees are used by us to develop new packaging and in-store promotion and point-of-purchase materials, and to create and update our local store marketing handbooks.
We focus on local store marketing efforts by providing customizable marketing materials, including advertisements, coupons, flyers and mail order catalogs generated by its in-house Creative Services department. The department works directly with franchisees to implement local store marketing programs.
We aggressively seek low cost, high return publicity opportunities through participation in local and regional events, sponsorships and charitable causes. We have not historically and do not intend to engage in national advertising in the near future.
Competition
The retailing of confectionery products is highly competitive. We and our franchisees compete with numerous businesses that offer confectionery products. Many of these competitors have greater name recognition and financial, marketing and other resources than us. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees.
We believe that our principal competitive strengths lie in our name recognition and our reputation for the quality, value, variety and taste of our products and the special ambiance of our stores; our knowledge and experience in applying criteria for selection of new store locations; our expertise in merchandising and marketing of chocolate and other candy products; and the control and training infrastructures we have implemented to assure execution of successful practices and techniques at its store locations. In addition, by controlling the manufacturing of our own chocolate products, we can better maintain our high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.
Trade Name and Trademarks
The trade name “Rocky Mountain Chocolate Factory®,” the phrases, “The Peak of Perfection in Handmade Chocolates®”, “America’s Chocolatier®”, “The World’s Chocolatier®” as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are our proprietary rights. We believe that all of the foregoing of material importance to our business. The registration for the trademark “Rocky Mountain Chocolate Factory” is registered in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark and/or obtained in certain foreign countries.
We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.
Employees
At February 28, 2010, we employed approximately 250 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers
The executive officers of the Company and their ages at April 30, 2010 are as follows:

Name	Age	Position
Franklin E. Crail	68	Chairman of the Board, President and Director
Bryan J. Merryman	49	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	44	Sr. Vice President — Franchise Development and Operations
Edward L. Dudley	46	Sr. Vice President — Sales and Marketing
William K. Jobson	54	Chief Information Officer
Jay B. Haws	60	Vice President — Creative Services
Jeremy M. Kinney	33	Vice President — Finance
Donna L. Coupe	44	Vice President — Franchise Support and Training
Virginia M. Perez	72	Corporate Secretary
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
Many states have laws regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises. We are also subject to the Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises and ongoing disclosure obligations.
Additionally, certain states have enacted and others may enact laws and regulations governing the termination or non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. Although these laws and regulations, and related court decisions, may limit our ability to terminate franchises and alter franchise agreements, we do not believe that such laws or decisions will have a material adverse effect on our franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and we are unable to predict the effect on our intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisers.
Federal and state environmental regulations have not had a material impact on our operations but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new stores.
Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of our facilities for an indeterminate period of time. Our product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990 and the Food Allergen Labeling and Consumer Protection Act of 2004.
We provide a limited amount of trucking services to third parties, to fill available space on our trucks. Our trucking operations are subject to various federal and state regulations, including regulations of the Federal Highway Administration and other federal and state agencies applicable to motor carriers, safety requirements of the Department of Transportation relating to interstate transportation and federal, state and Canadian provincial regulations governing matters such as vehicle weight and dimensions.
We believe that we are operating in substantial compliance with all applicable laws and regulations.
Available Information
The Internet address of our website is www.rmcf.com.
We make available free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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
Comparable Store Sales Have Been Negatively Affected by the Economy and Will Continue to Fluctuate on a Regular Basis
The Company’s comparable store sales defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, comparable sales results have fluctuated as follows: (a) from (5.4%) to 2.4% for annual results; (b) from (10.0%) to 4.1% for quarterly results. The Company’s comparable store sales were particularly adversely affected by the economy in the fourth quarter of FY 2009 and continue to be adversely affected through the first three quarters of FY 2010. Same store sales increased 1.4% in the fourth quarter of FY 2010. Sustained declines in comparable store sales or significant comparable store sales declines in any single period could have a material adverse effect on the Company’s results of operations.
The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control
Several of the principal ingredients used in our products, including chocolate and nuts, are subject to significant price fluctuations. Although cocoa beans, the primary raw material used in the production of chocolate, are grown commercially in Africa, Brazil and several other countries around the world, cocoa beans are traded in the commodities market, and their supply and price are therefore subject to volatility. We believe our principal chocolate supplier purchases most of its beans at negotiated prices from African growers, often at a premium to commodity prices. The supply and price of cocoa beans, and in turn of chocolate, are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries in which cocoa beans are grown. We purchase most of our nut meats from domestic suppliers who procure their products from growers around the world. The price and supply of nuts are also affected by many factors, including weather conditions in the various regions in which the nuts we use are grown. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of chocolate or of one or more types of nuts, or the unavailability of adequate supplies of chocolate or nuts of the quality sought by us, could have a material adverse effect on us and our results of operations.
Our Expansion Plans Are Dependent on the Availability of Suitable Sites for Franchised Stores at Reasonable Occupancy Costs
Our expansion plans are critically dependent on our ability to obtain suitable sites at reasonable occupancy costs for our franchised stores in the regional center environment. There is no assurance that we will be able to obtain suitable locations for our franchised stores and kiosks in this environment at a cost that will allow such stores to be economically viable.
Our Growth is Dependent Upon Attracting and Retaining Qualified Franchisees and Their Ability to Operate Their Franchised Stores Successfully
Our continued growth and success is dependent in part upon our ability to attract, retain and contract with qualified franchisees and the ability of those franchisees to operate their stores successfully and to promote and develop the Rocky Mountain Chocolate Factory store concept and our reputation for an enjoyable in-store experience and product quality. Although we have established criteria to evaluate prospective franchisees and have been successful in attracting franchisees, there can be no assurance that franchisees will be able to operate successfully Rocky Mountain Chocolate Factory stores in their franchise areas in a manner consistent with our concepts and standards.
We Are Subject to Federal, State and Local Regulation
We are subject to regulation by the Federal Trade Commission and must comply with certain state laws governing the offer, sale and termination of franchises and the refusal to renew franchises. Many state laws also regulate substantive aspects of the franchisor-franchisee relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees and regulating discrimination among franchisees in charges, royalties or fees. Franchise laws continue to develop and change, and changes in such laws could impose additional costs and burdens on franchisors. Our failure to obtain approvals to sell franchises and the adoption of new franchise laws, or changes in existing laws, could have a material adverse effect on us and our results of operations.
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
The Retailing of Confectionery Products is Highly Competitive and Many of Our Competitors Have Competitive Advantages Over Us.
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
Changes in Consumer Tastes and Trends Could Have a Material Adverse Effect on Our Operations
The sale of our products is affected by changes in consumer tastes and eating habits, including views regarding consumption of chocolate. Numerous other factors that we cannot control, such as economic conditions, demographic trends, traffic patterns and weather conditions, influence the sale of our products. Changes in any of these factors could have a material adverse effect on us and our results of operations.
A Significant Shift by Franchisees from Company Manufactured Products to Products Produced By Third Parties Could Adversely Effect Our Operations
We believe that approximately 40% of franchised stores’ revenues are generated by sales of products manufactured by and purchased from us, 55% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees’ sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. A significant decrease in the amount of products franchisees purchase from us, therefore, could adversely affect our total revenues and results of operations. Such a decrease could result from franchisees’ decisions to sell more store-made products or products purchased from third party suppliers.

Increases in Costs of Ingredients and Labor Could Adversely Effect Our Operations
Inflationary factors such as increases in the costs of ingredients, energy and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on our increased costs to our customers.
The Seasonality of Our Sales Can Have a Significant Impact on Our Financial Results from Quarter to Quarter
Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during the Christmas and summer vacation seasons than at other times of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s manufacturing operations and corporate headquarters are located at its 53,000 square foot manufacturing facility, which it owns, in Durango, Colorado. During FY 2010, the Company’s factory produced approximately 2.33 million pounds of chocolate candies, an increase of 5% from the approximately 2.21 million pounds produced in FY 2009. During FY 2008 the Company conducted a study of factory capacity. As a result of this study, the Company believes the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, the Company acquired a two-acre parcel adjacent to its factory to ensure the availability of adequate space to expand the factory as volume demands.
As of March 31, 2010, 10 of the 11 Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from December 2010 to December 2019, some of which contain optional five-year renewal rights. The Company does not deem any individual store lease to be significant in relation to its overall operations.
The Company acts as primary lessee of some franchised store premises, which it then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Current Company policy is not to act as primary lessee on any further franchised locations. At March 31, 2010, the Company was the primary lessee at 2 of its 312 franchised stores. The subleases for such stores are on the same terms as the Company’s leases of the premises. For information as to the amount of the Company’s rental obligations under leases on both Company-owned and franchised stores, see Note 5 of Notes to financial statements.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.
ITEM 4. (REMOVED AND RESERVED)
Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Common Stock trades on the Nasdaq Global Market which is part of The Nasdaq Stock Market under the trading symbol “RMCF”. On February 17, 2009, the Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 13, 2009 to shareholders of record as of February 27, 2009. On February 17, 2010, the Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 12, 2010 to shareholders of record as of February 26, 2010.

The table below sets forth high and low price information and dividends declared for the Common Stock for each quarter of fiscal years 2010 and 2009.
Fiscal Year Ended February 28, 2010

			Dividends
	HIGH	LOW	declared
Fourth Quarter	$8.93	$8.00	.1000
Third Quarter	$9.20	$7.85	.1000
Second Quarter	$8.65	$7.50	.1000
First Quarter	$9.19	$4.08	.1000
Fiscal Year Ended February 28, 2009

			Dividends
	HIGH	LOW	declared
Fourth Quarter	$7.75	$5.30	.1000
Third Quarter	$9.60	$5.04	.1000
Second Quarter	$11.99	$8.51	.1000
First Quarter	$13.29	$10.05	.1000
On April 30, 2010 the closing price for the Common Stock was $9.52.
Holders
On April 30, 2010 there were approximately 400 record holders of the Company’s Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

Comparison of Return on Equity
     The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, in the Nasdaq Index, in the Russell 2000 Index and in a Peer Group Index of companies in the confectionery industry, on February 28, 2005. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	Base Period	Return	Return	Return	Return	Return
Company/Index Name	2/2005	2/2006	2/2007	2/2008	2/2009	2/2010

Rocky Mountain Chocolate Factory, Inc.	100.00	102.15	93.06	93.28	44.67	69.31
NASDAQ Composite	100.00	110.59	120.76	112.35	68.35	110.80
Russell 2000	100.00	116.59	128.10	112.16	64.62	105.95
Peer Group (1)	100.00	89.42	98.58	100.53	86.30	110.72

(1)	Comprised of the following companies: The Hershey Company, Imperial Sugar Company, Paradise, Inc., Tootsie Roll Industries, Inc., and Valhi, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for the fiscal years ended February 28 or 29, 2006 through 2010, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     (Amounts in thousands, except per share data)

		YEARS ENDED FEBRUARY 28 or 29,
	2010	2009	2008	2007	2006
Selected Statement of Operations Data
Total revenues	$28,437	$28,539	$31,878	$31,573	$28,074
Operating income	5,671	5,819	7,914	7,561	6,459
Net income	$3,580	$3,719	$4,961	$4,745	$4,065

Basic Earnings per Common Share	$.60	$.62	$.78	$.74	$.62

Diluted Earnings per Common Share	$.58	$.60	$.76	$.71	$.58
Weighted average common shares outstanding	6,013	5,985	6,341	6,432	6,582

Weighted average common shares outstanding, assuming dilution	6,210	6,157	6,501	6,659	7,009
Selected Balance Sheet Data
Working capital	$8,930	$7,371	$5,152	$7,503	$7,533
Total assets	18,920	16,841	16,147	18,456	19,057
Stockholders’ equity	14,731	13,242	11,655	14,515	15,486

Cash Dividend Declared per Common Share	$.400	$.400	$.390	$.324	$.271
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

Current Trends and Outlook
The fourth quarter retail environment of FY 2009 proved to be the most challenging in the Company’s history. Global economic turmoil resulted in a swift and steep decline in consumer spending and a shopping landscape dominated by promotional activity.
The Company experienced this difficult environment throughout FY 2010. Therefore, the Company has and will continue to focus on managing the business in a seasoned, disciplined and controlled manner.
In managing the business in FY 2011, the Company is taking a conservative view of market conditions. The Company will continue to focus on its long-term objectives while seeking to maintain flexibility to respond to market conditions.
The Company is a product-based international franchisor. The Company’s revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. The Company also sells its candy in selected locations outside its system of retail stores to build brand awareness. The Company operates eleven retail units as a laboratory to test marketing, design and operational initiatives.
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
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of the Company’s franchise system to the Company’s product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 6% in the first quarter, declined approximately 9% in the second quarter, declined approximately 4% in the third quarter, were unchanged in the fourth quarter and declined approximately 4% overall in FY 2010 as compared to the same periods in FY 2009.
On May 11, 2009 the Company announced the expansion of the co-branding test relationship with Cold Stone Creamery. The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. The Company believes that if this co-branding strategy proves financially viable it could represent a significant future growth opportunity. As of February 28, 2010, licensees operated 19 co-branded locations.
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
The Company recorded average expense of approximately $171,000 per year for potential uncollectible accounts over the three-year period ended February 28, 2010. Write-offs of uncollectible accounts net of recoveries averaged approximately $102,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 2.8% to 7.6% of gross receivables.
Revenue Recognition — The Company recognizes revenue on sales of products to franchisees and other customers at the time of delivery. Franchise fee revenue is recognized upon the opening of the store. The Company also recognizes a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of fiscal year 2004, the Company modified its royalty structure. Under the current structure, the Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 the Company recognizes a royalty fee of five percent (5%) of franchised stores’ gross retail sales.
Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2010, the Company recorded expense averaging approximately $77,000 per year for potential inventory losses, or approximately 0.5% of total cost of sales for that period.
Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350 all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in FY 2010 showed no impairment of our goodwill.
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

Results of Operations
Fiscal 2010 Compared To Fiscal 2009
Results Summary
Basic earnings per share decreased 3.2% from $.62 in FY 2009 to $.60 in FY 2010. Revenues decreased 0.4% from FY 2009 to FY 2010. Operating income decreased 3.0% from $5.8 million in FY 2009 to $5.6 million in FY 2010. Net income decreased 3.7% from $3.7 million in FY 2009 to $3.6 million in FY 2010. The decrease in revenue, earnings per share, operating income, and net income in FY 2010 compared to FY 2009 was due primarily to decreased same store sales, a decrease in the average number of domestic franchise stores in operation and decreased same store pounds purchased by domestic franchise locations.
Revenues

($’s in thousands)	2010	2009	Change	% Change
Factory sales	$20,118.2	$20,572.5	(454.3)	(2.2%)
Retail sales	2,825.8	1,880.7	945.1	50.3%
Royalty and marketing fees	5,288.0	5,627.0	(339.0)	(6.0%)
Franchise fees	204.5	458.5	(254.0)	(55.4%)
Total	$28,436.5	$28,538.7	(102.2)	(0.4%)
Factory Sales
Factory sales decreased in FY 2010 compared to FY 2009 due to a decrease in same store pounds purchased by domestic franchise stores partially offset by an 11.0% increase in product shipments to specialty markets customers. Same store pounds purchased in FY 2010 were down approximately 4% from FY 2009. The Company believes the decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores and is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchised stores.
Retail Sales
The increase in total retail sales was due to an increase in the average number of Company-owned stores in operation from six during FY 2009 to nine Company-owned stores in FY 2010. Same store retail sales at Company-owned store declined 1.7% in FY 2010 compared to FY 2009.
Royalties, Marketing Fees and Franchise Fees
The decrease in royalties and marketing fees resulted from a decrease in same store sales of 2.9% and a decrease in the average number of domestic units in operation from 284 in FY 2009 to 266 in FY 2010. Franchise fee revenues decreased due to a decrease in the number of domestic franchises opened during the year when compared to the same period in the prior year, partially offset by license fees related to the Company’s Cold Stone Creamery co-branding initiative.
Costs and Expenses

($’s in thousands)	2010	2009	Change	% Change
Cost of sales – factory adjusted	$13,830.4	$14,360.3	$(529.9)	(3.7%)
Cost of sales — retail	1,080.2	716.8	363.4	50.7%
Franchise costs	1,499.5	1,718.6	(219.1)	(12.7%)
Sales and marketing	1,505.4	1,495.4	10.0	0.6%
General and administrative	2,422.1	2,562.3	(140.2)	(5.5%)
Retail operating	1,757.0	1,107.9	649.1	58.6%
Total	$22,094.6	$21,961.3	133.3	0.6%

Adjusted Gross margin

($’s in thousands)
Factory adjusted gross margin	$6,287.8	$6,212.2	$75.6	1.2%
Retail	1,745.6	1,163.9	581.7	50.0%
Total	$8,033.4	$7,376.1	$657.3	8.9%

(Percent)
Factory adjusted gross margin	31.3%	30.2%	1.1%	3.6%
Retail	61.8%	61.9%	(0.1%)	(0.2%)
Total	35.0%	32.9%	2.1%	6.4%

Fiscal 2010 Compared To Fiscal 2009 – CONTINUED
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

($’s in thousands)	2010	2009
Factory adjusted gross margin	$6,287.8	$6,212.2
Less: Depreciated and Amortization	336.0	370.5
Factory GAAP gross margin	$5,951.8	$5,841.7
Cost of Sales
Factory margins increased 110 basis points from FY 2009 compared to FY 2010 due primarily to lower transportation related costs resulting from a decrease in fuel costs during FY 2010 versus FY 2009 and an increase in manufacturing efficiencies related to increased production.
Franchise Costs
The decrease in franchise costs is due to lower professional fees in FY 2010 compared with FY 2009. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 27.3% in FY 2010 from 28.2% in FY 2009.
Sales and Marketing
Sales and marketing costs were approximately the same in FY 2010 as in FY 2009.
General and Administrative
The decrease in general and administrative costs is due primarily to a decrease in professional fees. As a percentage of total revenues, general and administrative expenses decreased to 8.5% in FY 2010 compared to 9.0% in FY 2009.
Retail Operating Expenses
The increase in retail operating expenses during FY 2010 compared to FY 2009 was due primarily to an increase in the average number of Company-owned stores in operation from six during FY 2009 to nine average Company-owned stores in FY 2010. Retail operating expenses, as a percentage of retail sales, increased from 58.9% in FY 2009 to 62.2% in FY 2010 due to a higher increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $699,000 in FY 2010 decreased 7.8% from $758,000 incurred in FY 2009 due to certain assets becoming fully depreciated.
Other, Net
Other, net of $27,200 realized in FY 2010 represents an increase of $21,700 from the $5,500 realized in FY 2009 due to an increase in interest income related to higher average notes receivable balances and higher average outstanding cash balances.
Income Tax Expense
The Company’s effective income tax rate in FY 2010 was 36.9% which is an increase of 0.7% compared to FY 2009. The increase in the effective tax rate is primarily due to a decrease in allowable deductions.

Fiscal 2010 Compared To Fiscal 2009 – CONTINUED
The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. The Company adopted the guidance of ASC Topic 740 related to uncertainty in income taxes effective March 1, 2007 with no impact on the Company’s financial statements.
Fiscal 2009 Compared To Fiscal 2008
Results Summary
Basic earnings per share decreased 20.5% from $.78 in FY 2008 to $.62 in FY 2009. Revenues decreased 10.5% from FY 2008 to FY 2009. Operating income decreased 26.5% from $7.9 million in FY 2008 to $5.8 million in FY 2009. Net income decreased 25.0% from $5.0 million in FY 2008 to $3.7 million in FY 2009. The decrease in revenue, earnings per share, operating income, and net income in FY 2009 compared to FY 2008 was due primarily to decreased sales to specialty markets and decreased same store pounds purchased by domestic franchise locations.
Revenues

($’s in thousands)	2009	2008	Change	% Change
Factory sales	$20,572.5	$23,758.2	$(3,185.7)	(13.4%)
Retail sales	1,880.7	1,800.0	80.7	4.5%
Royalty and marketing fees	5,627.0	5,696.9	(69.9)	(1.2%)
Franchise fees	458.5	623.1	(164.6)	(26.4%)
Total	$28,538.7	$31,878.2	$(3,339.5)	(10.5%)
Factory Sales
Factory sales decreased in FY 2009 compared to FY 2008 due to a decrease of 29.0% in product shipments to specialty markets and a decline in same store pounds purchased by domestic franchise stores. Same store pounds purchased in FY 2009 were down approximately 15% from FY 2008. The Company believes the decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores and is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchised stores.
Retail Sales
The increase in total retail sales was due to a change in the number of Company-owned stores in operation during FY 2009 compared to FY 2008 resulting from the closure of one Company-owned store in the first quarter of FY 2009 and the acquisition of one Company-owned store in the second quarter and two Company-owned stores in the fourth quarter of FY 2009. Same store retail sales at Company-owned store declined 4.9% in FY 2009 compared to FY 2008.
Royalties, Marketing Fees and Franchise Fees
The decrease in royalties and marketing fees resulted from a decrease in same store sales of 5.4%, which more than offset the growth in the average number of domestic units in operation from 281 in FY 2008 to 284 in FY 2009. Franchise fee revenues decreased due to a decrease in the number of domestic franchises opened during the year when compared to the same period in the prior year.
Costs and Expenses

($’s in thousands)	2009	2008	Change	% Change
Cost of sales – factory adjusted	$14,360.3	$15,948.7	$(1,588.4)	(10.0%)
Cost of sales — retail	716.8	729.8	(13.0)	(1.8%)
Franchise costs	1,718.6	1,498.7	219.9	14.7%
Sales and marketing	1,495.4	1,503.2	(7.8)	(0.5%)
General and administrative	2,562.3	2,505.7	56.6	2.3%
Retail operating	1,107.9	994.8	113.1	11.4%
Total	$21,961.3	$23,180.9	$(1,219.6)	(5.3%)

Fiscal 2009 Compared To Fiscal 2008 — CONTINUED
Adjusted Gross margin

($’s in thousands)
Factory adjusted gross margin	$6,212.2	$7,809.5	$(1,597.3)	(20.5%)
Retail	1,163.9	1,070.2	93.7	8.8%
Total	$7,376.1	$8,879.7	$(1,503.6)	(16.9%)

(Percent)
Factory adjusted gross margin	30.2%	32.9%	(2.7%)	(8.2%)
Retail	61.9%	59.5%	2.4%	4.0%
Total	32.9%	34.7%	(1.8%)	(5.2%)
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
Cost of Sales
Factory margins decreased 270 basis points from the FY 2008 compared to FY 2009 due to lower manufacturing efficiencies associated with lower production volume and higher commodity prices during FY 2009 versus FY 2008.
Franchise Costs
The increase in franchise costs is due to higher professional fees and higher compensation costs in FY 2009 compared with FY 2008. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.2% in FY 2009 from 23.7% in FY 2008.
Sales and Marketing
Sales and marketing costs were approximately the same in FY 2009 as in FY 2008.
General and Administrative
The increase in general and administrative costs is due primarily to an increase in the allowance for doubtful accounts. As a percentage of total revenues, general and administrative expenses increased to 9.0% in FY 2009 compared to 7.9% in FY 2008.
Retail Operating Expenses
The increase in retail operating expenses during FY 2009 compared to FY 2008 was due primarily to costs associated with the acquisition of three Company-owned stores during FY 2009. Retail operating expenses, as a percentage of retail sales, increased from 55.3% in FY 2008 to 58.9% in FY 2009 due to a higher increase in costs relative to the increase in revenues.
Depreciation and Amortization
Depreciation and amortization of $758,000 in FY 2009 decreased 3.1% from $783,000 incurred in FY 2008 due to certain assets becoming fully depreciated.

Fiscal 2009 Compared To Fiscal 2008 — CONTINUED
Other, Net
Other, net of $5,500 realized in FY 2009 represents a decrease of $95,500 from the $101,000 realized in FY 2008 due to lower average outstanding cash balances and an increase in interest expense incurred related to use of the operating line of credit.
Income Tax Expense
The Company’s effective income tax rate in FY 2009 was 36.2% which is a decrease of 1.9% compared to FY 2008. The decrease in the effective tax rate is primarily due to an increase in allowable deductions.
Liquidity and Capital Resources
As of February 28, 2010, working capital was $8.9 million compared with $7.4 million as of February 28, 2009. The change in working capital was due primarily to operating results less the payment of $2.4 million in cash dividends.
Cash and cash equivalent balances increased from $1.3 million as of February 28, 2009 to $3.7 million as of February 28, 2010 as a result of cash flows generated by operating and investing activities being greater than cash flows used in financing activities. The Company’s current ratio was 3.71 to 1 at February 28, 2010 in comparison with 3.66 to 1 at February 28, 2009. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 28, 2010, secured by substantially all of the Company’s assets except retail store assets. The credit line is subject to renewal in July, 2011.
The table below presents significant contractual obligations of the Company at February 28, 2010.

(Amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	More Than 5 years
Line of credit	—	—	—	—	—
Notes payable	—	—	—	—	—
Operating leases	2,592	706	1,172	560	154
Other long-term obligations	873	122	254	270	227
Total Contractual cash obligations	3,465	828	1,426	830	381
For FY 2011, the Company anticipates making capital expenditures of approximately $500,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2011. If necessary, the Company has an available bank line of credit to help meet these requirements.
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
The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 28, 2010, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.
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
Durango, Colorado
We have audited the accompanying balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2010 and February 28, 2009, and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2010. In connection with our audit of the financial statements, we have also audited the financial statement Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended February 28, 2010. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2010 and February 28, 2009, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for each of the three years in the period ended February 28, 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Ehrhardt Keefe Steiner & Hottman PC
May 18, 2010
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2010	2009	2008
Revenues
Sales	$22,944,017	$22,453,165	$25,558,198
Franchise and royalty fees	5,492,531	6,085,534	6,319,985
Total revenues	28,436,548	28,538,699	31,878,183

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $336,009, $370,485 and $389,273, respectively	14,910,622	15,077,143	16,678,472
Franchise costs	1,499,477	1,718,595	1,498,709
Sales & marketing	1,505,431	1,495,442	1,503,224
General and administrative	2,422,147	2,562,280	2,505,676
Retail operating	1,756,956	1,107,872	994,789
Depreciation and amortization	698,580	758,322	782,951

Total costs and expenses	22,793,213	22,719,654	23,963,821

Operating Income	5,643,335	5,819,045	7,914,362

Other Income (Expense)
Interest expense	—	(15,851)	(1,566)
Interest income	27,210	21,341	102,360
Other, net	27,210	5,490	100,794

Income Before Income Taxes	5,670,545	5,824,535	8,015,156

Income Tax Expense	2,090,468	2,105,972	3,053,780

Net Income	$3,580,077	$3,718,563	$4,961,376

Basic Earnings per Common Share	$.60	$.62	$.78

Diluted Earnings per Common Share	$.58	$.60	$.76

Weighted Average Common Shares Outstanding	6,012,717	5,984,791	6,341,286
Dilutive Effect of Employee Stock Options	197,521	172,265	159,386
Weighted Average Common Shares Outstanding, Assuming Dilution	6,210,238	6,157,056	6,500,672
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	AS OF FEBRUARY 28 or 29
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$3,743,092	$1,253,947
Accounts receivable, less allowance for doubtful accounts of $395,291 and $332,719, respectively	4,427,526	4,229,733
Notes receivable, current	91,059	—
Inventories, less reserve for slow moving inventory of $263,872 and $251,922, respectively	3,281,447	4,064,611
Deferred income taxes	461,249	369,197
Other	220,163	224,378
Total current assets	12,224,536	10,141,866

Property and Equipment, Net	5,186,709	5,253,598

Other Assets
Notes receivable, less current portion	263,650	124,452
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	110,025	183,135
Other	88,050	91,057
Total other assets	1,508,669	1,445,588

Total assets	$18,919,914	$16,841,052
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$877,832	$1,074,643
Accrued salaries and wages	646,156	423,789
Other accrued expenses	946,528	531,941
Dividend payable	602,694	598,986
Deferred income	220,938	142,000
Total current liabilities	3,294,148	2,771,359

Deferred Income Taxes	894,429	827,700

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	—	—
Undesignated series, authorized 200,000 shares	—	—
Common stock, $.03 par value; 100,000,000 shares authorized; 6,026,938 and 5,989,858 shares issued and outstanding, respectively	180,808	179,696
Additional paid-in capital	7,626,602	7,311,280
Retained earnings	6,923,927	5,751,017
Total stockholders’ equity	14,731,337	13,241,993

Total liabilities and stockholders’ equity	$18,919,914	$16,841,052
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2010	2009	2008
Common Stock
Balance at beginning of year	$179,696	$179,428	$192,567
Repurchase and retirement of common stock	—	—	(14,518)
Issuance of common stock	120	127	—
Exercise of stock options, vesting of restricted stock units and other	992	141	1,379
Balance at end of year	180,808	179,696	179,428

Additional Paid-In Capital
Balance at beginning of year	7,311,280	7,047,142	6,987,558
Repurchase and retirement of common stock	—	—	(5,918,087)
Stock dividends declared	—	—	5,415,148
Costs related to stock splits and dividends	—	—	(9,647)
Issuance of common stock	21,080	49,275	—
Exercise of stock options, vesting of restricted stock units and other	294,243	214,863	388,290
Tax benefit from employee stock transactions	—	—	183,880
Balance at end of year	7,626,602	7,311,280	7,047,142

Retained Earnings
Balance at beginning of year	5,751,017	4,428,467	7,334,388
Net income	3,580,077	3,718,563	4,961,376
Stock dividends declared		—	(5,415,148)
Cash dividends declared	(2,407,167)	(2,396,013)	(2,452,149)
Balance at end of year	6,923,927	5,751,017	4,428,467

Total Stockholders’ Equity	$14,731,337	$13,241,993	$11,655,037

Common Shares
Balance at beginning of year	5,989,858	5,980,919	6,418,905
Repurchase and retirement of common stock	—	—	(483,935)
Issuance of common stock	4,000	4,250	—
Exercise of stock options, vesting of restricted stock units and other	33,080	4,689	45,949
Balance at end of year	6,026,938	5,989,858	5,980,919
The accompanying notes are an integral part of these statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$3,580,077	$3,718,563	$4,961,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	698,580	758,322	782,951
Provision for loss on accounts receivable	220,000	219,000	75,000
Provision for inventory loss	60,000	80,000	90,000
(Gain) loss on sale of assets	(82,033)	20,990	34,744
Expense recorded for stock compensation	316,434	240,013	58,355
Deferred income taxes	(25,323)	(105,180)	150,941
Changes in operating assets and liabilities:
Accounts receivable	(470,209)	(669,508)	(117,460)
Refundable income taxes	—	—	(63,357)
Inventories	723,164	(125,754)	(623,320)
Other assets	(4,709)	21,742	76,891
Accounts payable	(196,811)	(635,861)	811,586
Income taxes payable	308,086	99,613	(167,965)
Accrued liabilities	328,867	21,433	(449,784)
Deferred income	78,938	(161,000)	14,500
Net cash provided by operating activities	5,535,061	3,482,373	5,634,458

Cash Flows From Investing Activities:
Additions to notes receivable	(230,257)	—	—
Proceeds received on notes receivable	—	1,798	132,702
Proceeds from sale or distribution of assets	116,800	8,910	29,382
Decrease (increase) in other assets	(30,169)	13,364	158,826
Purchase of property and equipment	(498,832)	(256,034)	(578,433)
Net cash used in investing activities	(642,458)	(231,962)	(257,523)

Cash Flows From Financing Activities:
Net change in line of credit	—	(300,000)	300,000
Costs of stock split or dividend	—	—	(9,647)
Issuance of common stock	—	24,393	331,313
Tax benefit of stock option exercise	—	—	183,880
Repurchase and redemption of common stock	—	—	(5,932,605)
Dividends paid	(2,403,458)	(2,396,499)	(2,404,409)
Net cash used in financing activities	(2,403,458)	(2,672,106)	(7,531,468)

Net Increase In Cash And Cash Equivalents	2,489,145	578,305	(2,154,533)

Cash And Cash Equivalents At Beginning Of Year	1,253,947	675,642	2,830,175

Cash And Cash Equivalents At End Of Year	$3,743,092	$1,253,947	$675,642
The accompanying notes are an integral part of these statements.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada, and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at February 28, 2010:

	Sold, Not Yet
	Open	Open	Total
Company owned stores	—	11	11
Franchise stores — Domestic stores	6	254	260
Franchise stores — Domestic kiosks	—	9	9
Franchise stores — International	—	50	50
Cold Stone Creamery — Co-branded	7	19	26
	13	343	356
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $3,018,000 at February 28, 2010.
Accounts and Notes Receivable
In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2010, the Company has $354,709 of notes receivable outstanding. The notes require monthly payments and bear interest rates ranging from 6% to 8%. The notes mature through March 2012 and approximately $124,000 of notes receivable are secured by the assets financed.
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
The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company performed impairment testing with no impact to its financial results for the years ended February 28, 2010 and 2009.
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
Franchise and Royalty Fees
Franchise fee revenue is recognized upon opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of FY 2004, the Company modified its royalty structure. Under the current structure, the Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 the Company recognizes a royalty fee of five percent (5%) of franchised stores’ gross retail sales.
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
Vulnerability Due to Certain Concentrations
As of February 28, 2010, the Company had a note receivable of approximately $124,000 due from one franchisee. The note is collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from this location.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Revenue from one customer of the Company’s Manufacturing segment represented approximately $3.0 million or 11% of the Company’s revenues during year ended February 28, 2010. The Company’s future results may be adversely impacted by a change in the purchases of this customer.
Stock-Based Compensation
At February 28, 2010, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.
The Company recognized $316,434, $240,013 and $58,355 related equity-based compensation expense during the years ended February 28 or 29, 2010, 2009 and 2008, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.
On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $0, $11,240 and $25,158 for the years ended February 28 or 29, 2010, 2009 and 2008, respectively, related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Tax benefits in excess of the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit included in net cash provided by financing activities for the years ended February 28 or 29, 2010, 2009 and 2008 was $0, $0 and $183,880, respectively.
There were no stock options or restricted stock units granted to employees during FY 2010. During FY 2009, the Company granted 170,400 shares of restricted common stock units with a grant date fair value of $1,541,040 or $9.04 per share. The restricted stock unit grants vest 20% annually over a period of five years. The Company recognized $295,235 of equity-based compensation expense related to this grant during FY 2010 compared with $179,371 in FY 2009. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2010 was $992,708, which is expected to be recognized over the weighted average period of 3.4 years.
Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2010, 2009 and 2008, 124,896, 316,206, and 136,119, respectively, stock options were excluded from diluted shares as their affect was anti-dilutive.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Total advertising expense amounted to $225,460, $221,715, and $261,663 for the fiscal years ended February 28 or 29, 2010, 2009 and 2008, respectively.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, and notes receivable. The fair value of all instruments approximates the carrying value.
NOTE 2 — INVENTORIES
Inventories consist of the following at February 28:

	2010	2009
Ingredients and supplies	$1,945,626	$2,461,020
Finished candy	1,335,821	1,603,591
Total inventories	$3,281,447	$4,064,611

NOTE 3 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following at February 28 or 29:

	2010	2009
Land	$513,618	$513,618
Building	4,699,167	4,707,381
Machinery and equipment	7,006,146	6,977,006
Furniture and fixtures	794,387	676,970
Leasehold improvements	404,191	347,124
Transportation equipment	379,238	350,714
	13,796,747	13,572,813

Less accumulated depreciation	8,610,038	8,319,215

Property and equipment, net	$5,186,709	$5,253,598
NOTE 4 — LINE OF CREDIT AND LONG-TERM DEBT
Line of Credit
At February 28, 2010 the Company had a $5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points or at 5.0%, whichever is greater (5.0% at February 28, 2010). At February 28, 2010, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2010 the Company was in compliance with all such covenants. The credit line is subject to renewal in July, 2010.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Operating leases
The Company conducts its retail operations in facilities leased under five to ten-year noncancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.
The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2011	$404,000
2012	321,000
2013	332,000
2014	290,000
2015	157,000
Thereafter	154,000
Total	$1,658,000
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

2011	$121,600
2012	125,300
2013	129,000
2014	132,300
2015	136,900
Thereafter	227,800
Total	$872,900

NOTE 5 — COMMITMENTS AND CONTINGENCIES — CONTINUED
The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2010	2009	2008
Minimum rentals	$404,191	$340,612	$336,859
Less sublease rentals	(69,700)	(87,300)	(100,900)
Contingent rentals	18,300	16,806	22,476
	$352,791	$270,118	$258,435
In FY 2008 the Company entered into an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2011	$113,000
2012	117,000
2013	121,000
2014	31,000
Total	$382,000
The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2011	$189,000
2012	141,000
2013	141,000
2014	82,000
Total	$553,000
The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2010	2009	2008
209,094	213,417	222,682
Purchase contracts
The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $2 million of raw materials under such agreements.
Contingencies
The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 6 — INCOME TAXES
Income tax expense is comprised of the following for the years ending February 28 or 29:

	2010	2009	2008
Current
Federal	$1,801,479	$1,927,612	$2,435,496
State	314,312	283,540	467,342
Total Current	2,115,791	2,211,152	2,902,838

Deferred
Federal	(22,603)	(93,862)	131,776
State	(2,720)	(11,318)	19,166
Total Deferred	(25,323)	(105,180)	150,942
Total	$2,090,468	$2,105,972	$3,053,780

NOTE 6 — INCOME TAXES — CONTINUED
A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2010	2009	2008
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	4.0%	4.0%
Other	(0.7%)	(1.8%)	0.1%
Effective Rate	36.9%	36.2%	38.1%
The components of deferred income taxes at February 28 are as follows:

Deferred Tax Assets	2010	2009
Allowance for doubtful accounts and notes	$150,606	$126,766
Inventories	100,535	95,982
Accrued compensation	189,579	118,555
Loss provisions and deferred income	34,290	34,290
Self insurance accrual	20,529	27,893
Amortization, design costs	88,465	81,558
	584,004	485,044

Deferred Tax Liabilities
Depreciation and amortization	(1,017,184)	(943,547)
Net deferred tax liability	$1,017,184)	$(943,547)

Current deferred tax assets	$461,249	$369,197
Non-current deferred tax liabilities	(894,429)	(827,700)
Net deferred tax liability	$(433,180)	$(458,503)
The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2005.
Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets as of February 28, 2010.
The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company’s tax positions did not have an impact on the financial statements for the years ended February 28, 2010 or 2009. The Company’s federal tax returns for all years after 2006 and the Company’s state tax returns after 2005 are subject to future examination by tax authorities for all of the Company’s tax jurisdictions. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2010 or 2009.
NOTE 7 — STOCKHOLDERS’ EQUITY
Stock Issuance
In September 2008 the Company issued 250 shares of stock valued at $2,323 for franchise recognition at the Company’s National Convention.

NOTE 7 — STOCKHOLDERS’ EQUITY — CONTINUED
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
Cash Dividend
The Company paid a quarterly cash dividend of $0.0857 per common share on March 16, 2007 to shareholders of record on March 2, 2007. The Company paid a quarterly cash dividend of $0.0952 per common share on June 15, 2007 to shareholders of record on June 1, 2007. The Company paid a quarterly cash dividend of $0.0950 per common share on September 14, 2007 to shareholders of record on September 4, 2007. The Company paid a quarterly cash dividend of $0.10 per common share on December 14, 2007 and March 14, 2008 to shareholders of record on December 3, 2007 and February 29, 2008. The Company paid a quarterly cash dividend of $0.10 per common share on June 13, 2008, September 12, 2008, December 12, 2008 and March 13, 2009 to shareholders of record on June 2, 2008, September 2, 2008, December 1, 2008 and February 27, 2009, respectively. The Company paid a quarterly cash dividend of $0.10 per common share on June 12, 2009, September 18, 2009, December 11, 2009 and March 12, 2010 to shareholders of record on June 1, 2009, September 8, 2009, November 30, 2009 and February 26, 2010, respectively.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 8 — STOCK COMPENSATION PLANS
In FY 2008 shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options; stock appreciation rights; stock awards, restricted stock, and stock units; performance shares and performance units; other stock or cash based awards. As of February 28, 2010, 170,400 restricted stock units and 8,000 unrestricted shares have been awarded under the 2007 Plan and 248,643 shares of common stock is available for award under the plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans and 41,703 shares forfeited under the 2007 Plan and suspended plans, less shares awarded under the Plan.

NOTE 8 — STOCK COMPENSATION PLANS — CONTINUED
Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”)the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 970,200, 441,000, 279,720 and 299,060 shares, respectively, of the Company’s common stock were previously authorized to be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 67,420, 271,236, 0 and 29,106 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 28, 2010. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	2010	2009	2008
Expected dividend yield	n/a	n/a	2.60%
Expected stock price volatility	n/a	n/a	20%
Risk-free interest rate	n/a	n/a	4.69%
Expected life of options	n/a	n/a	5 years
Information with respect to stock awards outstanding under the Plans at February 28, 2010, and changes for the three years then ended was as follows:

	2010
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	371,437	$10.00
Granted	—	—
Exercised	—	—
Forfeited	(3,675)	$17.83
Outstanding at end of year	367,762	$9.92

Options exercisable at February 28, 2010	367,762	$9.92

	2009
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	400,129	$10.05
Granted	—	—
Exercised	(4,689)	5.20
Forfeited	(24,003)	11.67
Outstanding at end of year	371,437	$10.00

Options exercisable at February 28, 2009	371,437	$10.00

	2008
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	440,041	$9.80
Granted	12,936	13.16
Exercised	(45,813)	7.23
Forfeited	(7,035)	18.69
Outstanding at end of year	400,129	$10.05

Options exercisable at February 29, 2008	400,129	$10.05

Weighted average fair value per share of options granted during 2010, 2009 and 2008 were $0 , $0 and $2.69 respectively.
Additional information about stock options outstanding at February 28, 2010 is summarized as follows:

		Options Outstanding
	Number	Weighted average remaining	Weighted average
Range of exercise prices	exercisable	contractual life	exercise price
$1.527 to $3.748	67,420	2.17	$3.35
$7.408 to $7.415	174,636	4.31	$7.41
$13.162 to $20.571	125,706	4.84	$16.95

NOTE 9 — OPERATING SEGMENTS
The Company classifies its business interests into two reportable segments: Franchising and Manufacturing. The Company has eleven Company-owned stores. Company-owned stores provide an environment for testing new products and promotions, operating and training methods and merchandising techniques. Company management evaluates these stores in relation to their contribution to franchising efforts. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs, provision for loss on accounts and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Other	Total
FY 2010
Total revenues	$8,318,282	$22,087,355	$—	$30,405,637
Intersegment revenues	—	(1,969,089)	—	(1,969,089)
Revenue from external customers	8,318,282	20,118,266	—	28,436,548
Segment profit (loss)	2,660,216	5,666,968	(2,656,639)	5,670,545
Total assets	3,273,153	10,163,829	5,482,932	18,919,914
Capital expenditures	283,541	152,644	62,647	498,832
Total depreciation & amortization	176,576	342,943	179,061	698,580

FY 2009
Total revenues	7,966,207	22,160,190	—	30,126,397
Intersegment revenues	—	(1,587,698)	—	(1,587,698)
Revenue from external customers	7,966,207	20,572,492	—	28,538,699
Segment profit (loss)	2,977,855	5,586,950	(2,740,270)	5,824,535
Total assets	2,817,399	11,068,874	2,876,282	16,762,555
Capital expenditures	88,099	87,823	80,112	256,034
Total depreciation & amortization	162,049	391,803	204,470	758,322

FY 2008
Total revenues	$8,119,957	$25,531,054	$—	$33,651,011
Intersegment revenues	—	(1,772,828)	—	(1,772,828)
Revenue from external customers	8,119,957	23,758,226	—	31,878,183
Segment profit (loss)	3,416,155	7,190,535	(2,591,534)	8,015,156
Total assets	2,341,722	11,494,058	2,311,680	16,147,460
Capital expenditures	25,835	415,377	137,221	578,433
Total depreciation & amortization	186,865	410,660	185,426	782,951
Revenue from one customer of the Company’s Manufacturing segment represents approximately $3.0 million of the Company’s revenues from external customers during year ended February 28, 2010.
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
For the three years ended February 28 or 29:

	2010	2009	2008
Interest paid	$—	$15,851	$1,566
Income taxes paid	1,807,705	2,111,568	2,950,281

Non-Cash Financing Activities:

Dividend payable	$3,708	$(487)	$47,740
Issue stock for rights and services	—	$3,708	—
Fair value of assets received upon settlement of notes and accounts receivable:
Store assets	63,101	19,021	—
Inventory	—	3,398	—
Goodwill	—	87,870	—
NOTE 11 — EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2010, 2009 and 2008, the Company’s contribution was approximately $62,000, $35,000, and $46,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)
Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2010 and 2009:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2010
Total revenue	$6,669,187	$6,086,905	$6,881,354	$8,799,102	$28,436,548
Gross margin before depreciation	1,778,958	1,739,218	1,991,536	2,523,683	8,033,395
Net income	747,749	882,327	749,963	1,200,038	3,580,077
Basic earnings per share	.12	.15	.12	.20	.60
Diluted earnings per share	.12	.14	.12	.19	.58

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2009
Total revenue	$7,060,475	$6,289,515	$7,443,796	$7,744,913	$28,538,699
Gross margin before depreciation	1,753,331	1,572,324	1,897,811	2,152,556	7,376,022
Net income	1,003,973	832,942	842,004	1,039,644	3,718,563
Basic earnings per share	.17	.14	.14	.17	.62
Dilute earnings per share	.16	.14	.14	.17	.60
NOTE 13 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following at February 28:

		2010		2009
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	169,535	205,777	148,425
Packaging licenses	3-5 Years	120,830	119,164	120,830	114,164
Packaging design	10 Years	430,973	358,856	430,973	311,856
Total		757,580	647,555	757,580	574,445

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,466,908	$1,309,939	$2,466,908	$1,236,829
Amortization expense related to intangible assets totaled $73,111, $73,111, and $73,111 during the fiscal year ended February 28 or 29, 2010, 2009 and 2008. The aggregate estimated amortization expense for intangible assets remaining as of February 28, 2010 is as follows:

2011	$64,400
2012	40,200
2013	4,700
2014	725
Total	$110,025
NOTE 14 – STORE PURCHASE
Effective August 1, 2008 the Company took possession of a previously financed franchise store and related inventory in satisfaction of $110,289 of notes, accrued interest, and accounts receivable. The Company currently intends to retain and operate the store. The following table summarizes the allocation of the purchase price:

Fair value of assets received upon settlement of note, accrued interest, and accounts receivable

Store assets	$19,021
Inventory	$3,398
Goodwill	$87,870
Total fair value of business combination	$110,289

NOTE 15 – ASSETS ACQUIRED FROM FRANCHISEES
During the fiscal year ended February 28, 2010 the Company took possession of assets related to four previously franchise operated stores in satisfaction of $91,113 of accounts receivable. The Company currently intends to retain and operate these stores
NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS
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
ITEM 9A(T). CONTROLS AND PROCEDURES
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
Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2010, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2010.
Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2010, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 28, 2010.
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
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 28, 2010 under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 28, 2010 is under the caption “Executive Compensation” and is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 28, 2009 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by this reference.
The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2010.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities to be
	issued upon exercise	Weighted average	Number of
	of outstanding	exercise price of	securities
	options, warrants and	outstanding options,	remaining available
Plan category	rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	497,042	$7.34	248,643
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	497,042	$7.34	248,643

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 28, 2010 is under the caption “Certain Transactions” is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than June 28, 2010 is under the caption “Principal Accountant Fees and Services” is incorporated herein by this reference.

PART IV.
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements
2.	Financial Statement Schedule

Page
SCHEDULE II — Valuation and Qualifying Accounts	46
SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions Charged		Balance at End of
	Beginning of Period	to Costs & Exp.	Deductions	Period
Year Ended February 28, 2010
Valuation Allowance for Accounts and Notes Receivable	332,719	220,000	157,428	395,291

Year Ended February 28, 2009
Valuation Allowance for Accounts and Notes Receivable	114,271	219,000	552	332,719

Year Ended February 29, 2008
Valuation Allowance for Accounts and Notes Receivable	187,519	75,000	148,248	114,271

3.	Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Amended and Restated By-laws of the Registrant	Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2008 between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2008

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2*	Airport Development Agreement between The Grove, Inc. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2007

10.3*	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2009

10.4**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007.

10.5**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.7**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.8**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.9**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10**	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.11**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.12*	Master License Agreement between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

EXHIBIT INDEX — continued

Exhibit Number	Description	Incorporated by Reference to
10.13*	Commodity Contract with Guittard Chocolate Company	Filed herewith.

10.14*	Test License Agreement between Cold Stone Creamery, Inc. and the Registrant	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2009

10.15	Promissory Note dated July 31, 2009 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

10.16	Commercial Security Agreement dated July 31, 2009 between Wells Fargo Bank and the Registrant.	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

**	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
Date: May 18, 2010	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2010	/S/ Franklin E. Crail
FRANKLIN E. CRAIL
Chairman of the Board of Directors, President, and Director (principal executive officer)

Date: May 18, 2010	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)

Date: May 18, 2010	/S/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 18, 2010	/S/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 18, 2010	/S/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 18, 2010	/S/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Amended and Restated By-laws of the Registrant	Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2008 between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2008

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2*	Airport Development Agreement between The Grove, Inc. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2007

10.3*	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2009

10.4**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007.

10.5**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.7**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.8**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.9**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10**	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.11**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

10.12*	Master License Agreement between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

EXHIBIT INDEX — continued

Exhibit Number	Description	Incorporated by Reference to
10.13*	Commodity Contract with Guittard Chocolate Company	Filed herewith.

10.14*	Test License Agreement between Cold Stone Creamery, Inc. and the Registrant	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2009

10.15	Promissory Note dated July 31, 2009 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

10.16	Commercial Security Agreement dated July 31, 2009 between Wells Fargo Bank and the Registrant.	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith.

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

**	Management contract or compensatory plan