Form 10-Q
period 2010-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2010-07-15
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2010 the registrant had outstanding 6,030,938 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended May 31,
	2010	2009
Revenues
Sales	$6,227,294	$5,386,883
Franchise and royalty fees	1,388,044	1,282,304
Total revenues	7,615,338	6,669,187

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $83,420 and $84,884, respectively	4,048,898	3,607,925
Franchise costs	360,070	370,135
Sales and marketing	389,444	338,313
General and administrative	667,771	666,947
Retail operating	542,479	324,036
Depreciation and amortization	168,457	179,031

Total costs and expenses	6,177,119	5,486,387

Income from Operations	1,438,219	1,182,800

Interest Income	8,927	5,105

Income Before Income Taxes	1,447,146	1,187,905

Income Tax Provision	515,545	440,156

Net Income	$931,601	$747,749

Basic Earnings per Common Share	$.15	$.12
Diluted Earnings per Common Share	$.15	$.12

Weighted Average Common Shares Outstanding	6,029,981	5,992,662
Dilutive Effect of Stock Options	222,089	197,526
Weighted Average Common Shares Outstanding, Assuming Dilution	6,252,070	6,190,188
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	May 31,	February 28,
	2010	2010
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,435,003	$3,743,092
Accounts receivable, less allowance for doubtful accounts of $442,221 and $395,291, respectively	3,573,855	4,427,526
Notes receivable, current portion	99,721	91,059
Inventories, less reserve for obsolete inventory of $260,128 and $263,872, respectively	3,479,180	3,281,447
Deferred income taxes	480,995	461,249
Other	397,614	220,163
Total current assets	12,466,368	12,224,536

Property and Equipment, Net	5,200,712	5,186,709

Other Assets
Notes receivable, less current portion and valuation allowance of $3,000 and $0, respectively	426,881	263,650
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	91,747	110,025
Other	98,049	88,050
Total other assets	1,663,621	1,508,669

Total assets	$19,330,701	$18,919,914

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$798,393	$877,832
Accrued salaries and wages	332,843	646,156
Other accrued expenses	1,362,196	946,528
Dividend payable	603,094	602,694
Deferred income	182,438	220,938
Total current liabilities	3,278,964	3,294,148

Deferred Income Taxes	873,714	894,429

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	—	—
Undesignated series, authorized 200,000 shares	—	—
Common stock, $.03 par value, 100,000,000 shares authorized, 6,030,938 and 5,992,858 issued and outstanding, respectively	180,928	180,808
Additional paid-in capital	7,744,661	7,626,602
Retained earnings	7,252,434	6,923,927
Total stockholders’ equity	15,178,023	14,731,337

Total liabilities and stockholders’ equity	$19,330,701	$18,919,914
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended May 31,
	2010	2009
Cash Flows From Operating activities
Net income	$931,601	$747,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,457	179,031
Provision for loss on accounts and notes receivable	50,000	100,000
Provision for obsolete inventory	15,000	15,000
(Gain) loss on sale, or acquisition of property and equipment	(8,592)	1,183
Expense recorded for stock compensation	118,179	87,839
Deferred income taxes	(40,461)	(96,072)
Changes in operating assets and liabilities:
Accounts receivable	736,667	204,506
Inventories	(212,733)	217,992
Other current assets	(180,318)	(101,575)
Accounts payable	(79,439)	(309,593)
Accrued liabilities	102,354	613,127
Deferred income	(38,500)	14,500
Net cash provided by operating activities	1,562,215	1,673,687

Cash Flows From Investing Activities
Addition to notes receivable	(191,219)	(110,501)
Proceeds received on notes receivable	19,326	—
Proceeds from sale or distribution of assets	—	3,100
Purchases of property and equipment	(99,717)	(20,606)
Increase (decrease) in other assets	3,999	(21,976)
Net cash used in investing activities	(267,611)	(149,983)

Cash Flows From Financing Activities
Dividends paid	(602,693)	(598,985)
Net cash used in financing activities	(602,693)	(598,985)

Net Increase in Cash and Cash Equivalents	691,911	924,719

Cash and Cash Equivalents, Beginning of Period	3,743,092	1,253,947

Cash and Cash Equivalents, End of Period	$4,435,003	$2,178,666
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM (UNAUDITED) FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchiser, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at May 31, 2010:

	Sold, Not Yet Open	Open	Total
Company owned stores	—	12	12
Franchise stores — Domestic stores	5	249	254
Franchise Stores — Domestic kiosks	—	9	9
Franchise units — International	—	51	51
Cold Stone Creamery — co-branded	6	26	32
Total	11	347	358
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
Stock-Based Compensation
At May 31, 2010, the Company had stock-based compensation plans for employees and nonemployee directors that authorized the granting of stock awards.
The Company recognized $118,179 of equity-based compensation expense during the three months ended May 31, 2010 compared with $87,839 during the three months ended May 31, 2009. Compensation costs related to share-based compensation are generally amortized over the vesting period.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation — Continued
The following table summarizes stock option transactions for common stock during the three months ended May 31, 2010 and 2009:

	Three Months Ended
	May 31,
	2010	2009
Outstanding stock options as of February 28:	367,762	371,437
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(9,702)	—
Outstanding stock options as of May 31:	358,060	371,437

Weighted average exercise price	$9.81	$10.00
Weighted average remaining contractual term (in years)	3.95	4.86
The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2010 and 2009:

	Three Months Ended
	May 31,
	2010	2009
Outstanding non-vested restricted stock units as of February 28:	129,280	165,400
Granted	44,300	—
Vested	—	—
Cancelled/forfeited	—	—
Outstanding non-vested restricted stock units as of May 31:	173,580	165,400

Weighted average grant date fair value	$9.15	$9.04
Weighted average remaining vesting period (in years)	3.61	4.16
During the three month period ended May 31, 2010, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 3,000 fully vested, unrestricted shares issued to non-employee directors in same period of the prior fiscal year. Associated with these non-employee director stock issuances, the Company recognized $38,000 and $13,080 of equity-based compensation expense during the three-month period ended May 31, 2010 and 2009, respectively.
During the three-month period ended May 31, 2010, the Company recognized $80,179 of equity-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants vest 20% annually over a period of five years. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of May 31, 2010, was $1,332,049, which is expected to be recognized over the weighted average period of 3.6 years.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. For the three months ended May 31, 2010 and 2009, 125,706 and 304,017 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 — INVENTORIES
Inventories consist of the following:

	May 31, 2010	February 28, 2010

Ingredients and supplies	$2,157,153	$1,945,626
Finished candy	1,322,027	1,335,821
Total inventories	$3,479,180	$3,281,447
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	May 31, 2010	February 28, 2010

Land	$513,618	$513,618
Building	4,699,167	4,699,167
Machinery and equipment	7,136,561	7,006,146
Furniture and fixtures	844,807	794,387
Leasehold improvements	386,271	404,191
Transportation equipment	379,238	379,238
	13,959,662	13,796,747

Less accumulated depreciation	8,758,950	8,610,038
Property and equipment net	$5,200,712	$5,186,709
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

NOTE 5 — STOCKHOLDERS’ EQUITY — CONTINUED
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 12, 2010 to shareholders of record on February 26, 2010. The Company declared a quarterly cash dividend of $0.10 per common share on May 5, 2010 payable on June 11, 2010 to shareholders of record on May 27, 2010.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2010	2009

Cash paid (received) for:
Interest	$(8,819)	$(2,916)
Income taxes	263,182	36,087
Non-Cash Financing Activities
Dividend payable	$400	$300
Fair value of assets acquired in business combination
Store assets	$63,198	$—
NOTE 7 — OPERATING SEGMENTS
The Company classifies its business interests into three reportable segments: Franchising, Manufacturing and Retail Stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these financial statements and Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2010. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Retail	Other	Total

Three Months Ended May 31, 2010
Total revenues	$1,388,044	5,943,740	$813,499	—	8,145,283
Intersegment revenues	—	(529,945)	—	—	(529,945)
Revenue from external customers	1,388,044	5,413,795	813,499	—	7,615,338
Segment profit (loss)	658,768	1,567,762	(73,938)	(705,446)	1,447,146
Total assets	1,431,271	9,581,680	1,894,127	6,423,623	19,330,701
Capital expenditures	756	53,457	6,147	39,357	99,717
Total depreciation & amortization	20,111	88,589	21,747	38,010	168,457

Three Months Ended May 31, 2009
Total revenues	$1,282,304	$5,317,884	$505,574	—	$7,105,762
Intersegment revenues	—	(436,575)	—	—	(436,575)
Revenue from external customers	1,282,304	4,881,309	505,574	—	6,669,187
Segment profit (loss)	585,191	1,349,152	(37,226)	(709,212)	1,187,905
Total assets	1,387,350	10,552,889	1,330,034	4,103,560	17,373,833
Capital expenditures	—	17,593	3,013	—	20,606
Total depreciation & amortization	22,649	90,142	17,687	48,553	179,031

NOTE 7 — OPERATING SEGMENTS — CONTINUED
Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.4 million of the Company’s revenues from external customers during the three months ended May 31, 2010 compared to $1.3 million during the three months ended May 31, 2009.
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		May 31, 2010		February 28, 2010
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization

Intangible assets subject to amortization
Store design	10 Years	205,777	174,813	205,777	169,535
Packaging licenses	3-5 Years	120,830	120,414	120,830	119,164
Packaging design	10 Years	430,973	370,606	430,973	358,856
Total		757,580	665,833	757,580	647,555
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,466,908	$1,328,217	$2,466,908	$1,309,939
Amortization expense related to intangible assets totaled $18,278 and $18,278 during the three months ended May 31, 2010 and 2009, respectively. The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2010 is as follows:

2011	46,200
2012	40,200
2013	4,700
2014	647
Total	91,747
NOTE 9 — ASSETS AQUIRED FROM FRANCHISEES
On May 16, 2010, the Company purchased a previously franchise operated Rocky Mountain Chocolate Factory store and related assets in satisfaction of $54,607 of accounts receivable. The Company currently intends to retain and operate the store and believes that the store has the potential to contribute to future operating results. The Company Adopted ASC Topic 805, Business Combinations, as of March 1, 2009. ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. In accordance with ASC 805, the Company recorded the business acquisition using the acquisition method. The Company recorded the value of the business acquisition at fair value and recorded a gain of $8,592 associated with the business acquisition. The following table summarizes the allocation of fair value on the date of acquisition:

Fair value of assets acquired in business combination
Store assets consisting of equipment, furniture, and fixtures:	$63,198
Effective March 1, 2008, the Company adopted the fair value measurement and disclosure provisions of AST Topic 805, Business Combinations, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. The Company determined the fair value of the business combination using transaction information for

NOTE 9 — ASSETS AQUIRED FROM FRANCHISEES — CONTINUED
historical asset costs, adjusted for the age of the asset. These inputs to the valuation methodology are unobservable and significant to the fair value measurement (Level 3 of the ASC Topic 805 value hierarchy).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A Note About Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding the Company’s cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “believe,” “expect,” “anticipate,” “estimate” and “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s annual report on form 10-K for the fiscal year ended February 28, 2010 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.
Overview
We are a product-based international franchiser. Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate and other confectionery products. We also sell our candy in selected locations outside our system of retail stores to build brand awareness. We operate twelve retail units as a laboratory to test marketing, design and operational initiatives.
We are subject to seasonal fluctuations in sales because of the location of our franchisees, which are located in street fronts, tourist locations, outlet centers and regional centers. Seasonal fluctuations in sales cause fluctuations in our quarterly results of operations. Historically, the strongest sales of our products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
The most important factors in continued growth in our earnings are ongoing unit growth, increased same store sales and increased same store pounds purchased from the factory. Historically, unit growth has more than offset decreases in same store sales and same store pounds purchased.

Our ability to successfully achieve expansion of our Rocky Mountain Chocolate Factory franchise system depends on many factors not within our control, including the availability of suitable sites for new store establishment, the availability of adequate financing options and the availability of qualified franchisees to support such expansion.
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, same store sales, and the receptivity of our franchise system to our product introductions and promotional programs.
As a result, the actual results realized by us could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009
Basic earnings per share increased 25.0% from $.12 for the three months ended May 31, 2009 to $.15 for the three months ended May 31, 2010. Revenues increased 14.2% from the first quarter of fiscal 2010 to the first quarter of fiscal 2011. Operating income increased 21.6% from $1.2 million for the first three months of fiscal 2010 to $1.4 million for the first three months of fiscal 2011. Net income increased 24.6% from $748,000 in the first quarter of fiscal 2010 to $932,000 in the first quarter of fiscal 2011. The increase in revenues and net income for the first quarter of fiscal 2011 versus the same period in fiscal 2010 was due primarily to an increase in revenues from domestic franchise retail locations and increased shipments of product to customers outside our network of franchised retail stores.

	Three Months Ended
Revenues	May 31,			%
($’s in thousands)	2010	2009	Change	Change
Factory sales	$5,413.8	$4,881.3	$532.5	10.9%
Retail sales	813.5	505.6	307.9	60.9%
Franchise fees	77.0	10.0	67.0	670.0%
Royalty and Marketing fees	1,311.0	1,272.3	38.7	3.0%
Total	$7,615.3	$6,669.2	$946.1	14.2%
Factory Sales
The increase in factory sales for the first quarter of fiscal 2011 versus the same period in fiscal 2010 was primarily due to a 15.8% increase in shipments of product to customers outside our network of franchised retail stores, an increase in sales of product to Cold Stone Creamery Co-branded locations and a 0.5% increase in same store pounds purchased by domestic franchised same-store sales, partially offset by a 4.4% decrease in the average number of domestic franchised stores in operation.
Retail Sales
The increase in retail sales was primarily due to an increase in the average number of Company owned stores in operation from 7 during the first quarter of fiscal 2010 to 12 in the first quarter of fiscal 2011. Same store sales at Company-owned stores decreased 4.4% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 resulted from an increase in the effective royalty rate, related to the Company’s factory purchase based royalty structure, an increase of 0.7% in same store sales and an increase in the number of Cold Stone Creamery Co-branded locations in operation. These increases were partially offset by a decrease in the average number of domestic franchise units in operation. The average number of domestic franchise units in operation decreased 4.4% from 273 in the first three months of fiscal 2010 to 261 during the same period in 2011. Franchise fee revenues in the first quarter of fiscal 2011 increased as a result of an increase in the number of domestic franchise store openings from 1 in the first three months of fiscal 2010 to 2 openings in the first three months of fiscal 2011 and an increase in Cold Stone Creamery co-branded location openings from 1 during the first quarter of fiscal 2010 to 7 in the first quarter of fiscal 2011.

	Three Months Ended
Costs and Expenses	May 31,			%
($’s in thousands)	2010	2009	Change	Change

Cost of sales — factory adjusted	$3,732.2	$3,416.5	$315.7	9.2%
Cost of sales — retail	316.7	191.4	125.3	65.5%
Franchise costs	360.1	370.1	(10.0)	(2.7%)
Sales and marketing	389.4	338.3	51.1	15.1%
General and administrative	667.8	666.9	0.9	0.1%
Retail operating	542.5	324.0	218.5	67.4%
Total	$6,008.7	$5,307.2	$701.5	13.2%

	Three Months Ended
Adjusted Gross margin	May 31,			%
($’s in thousands)	2010	2009	Change	Change

Factory adjusted gross margin	$1,681.6	$1,464.8	$216.8	14.8%
Retail	496.8	314.2	182.6	58.1%
Total	$2,178.4	$1,779.0	$399.4	22.5%

	Three Months Ended
Adjusted Gross margin	May 31,			%
(Percent)	2010	2009	Change	Change

Factory adjusted gross margin	31.1%	30.0%	1.1%	3.7%
Retail	61.1%	62.1%	(1.0%)	(1.6%)
Total	35.0%	33.0%	2.0%	6.0%
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

	Three Months Ended
	May 31,
($’s in thousands)	2010	2009
Factory adjusted gross margin	$1,681.6	$1,464.8
Less: Depreciated and Amortization	83.4	84.9
Factory GAAP gross margin	$1,598.2	$1,379.9
Cost of Sales
Factory margins increased 110 basis points from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2011 due primarily to manufacturing efficiencies associated with 14.4% higher production. The decrease in Company-owned store margin is due primarily to a change in the number of Company-owned stores in operation from 12 in the first quarter of fiscal 2011 versus 7 in the first quarter of fiscal 2010.

Franchise Costs
The decrease in franchise costs for the first quarter of fiscal 2011 versus the same period in fiscal 2010 is due primarily to a decrease in professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.9% in the first quarter of fiscal 2011 from 28.9% in the first quarter of fiscal 2010. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of an 8.2% increase in royalty and marketing fees and franchise fees and lower franchise costs.
Sales and Marketing
The increase in sales and marketing costs for the first quarter of fiscal 2011 versus the same period in fiscal 2010 is due primarily to a temporary timing difference in costs related to promotional materials.
General and Administrative
General and administrative costs for the first quarter of fiscal 2011 were approximately unchanged from the first quarter of fiscal 2010. As a percentage of total revenues, general and administrative expenses decreased to 8.8% in the first quarter of fiscal 2011 compared to 10.0% in the first quarter of fiscal 2010.
Retail Operating Expenses
The increase in retail operating expenses was due primarily to an increase in the average number of Company owned stores in operation from 7 during the first quarter of fiscal 2010 to 12 in the first quarter of fiscal 2011. Retail operating expenses, as a percentage of retail sales, increased from 64.1% in the first quarter of fiscal 2010 to 66.7% in the first quarter of fiscal 2011.
Depreciation and Amortization
Depreciation and amortization of $168,000 in the first quarter of fiscal 2011 decreased 5.9% from $179,000 in the first quarter of fiscal 2010 due to certain assets becoming fully depreciated.
Other, Net
Other, net of $8,900 realized in the first quarter of fiscal 2011 represents an increase of $3,800 from the $5,100 realized in the first quarter of fiscal 2010 due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.
Income Tax Expense
The Company’s effective income tax rate in the first quarter of fiscal 2011 was 35.6% which is a decrease of 1.4% compared to the first quarter of fiscal 2010. The decrease in the effective tax rate is primarily due to an increase in allowable deductions.
Liquidity and Capital Resources
As of May 31, 2010, working capital was $9.2 million, compared with $8.9 million as of February 28, 2010, an increase of $300,000. The increase in working capital was primarily due to operating results.
Cash and cash equivalent balances increased 18% from $3.7 million as of February 28, 2010 to $4.4 million as of May 31, 2010 as a result of cash flow generated by operating activities being greater than cash flows used by financing and investing activities. The Company’s current ratio was 3.8 to 1 at May 31, 2010 in comparison with 3.7 to 1 at February 28, 2010. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.
The Company has a $5 million ($5 million available as of May 31, 2010) working capital line of credit collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. The line is subject to renewal in July, 2010.
The Company believes cash flows generated by operating activities and available financing will be sufficient to fund the Company’s operations at least through the end of fiscal 2011.

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
As of May 31, 2010, all of the Company’s long-term debt was paid in full. The Company also has a $5 million bank line of credit that bears interest at a variable rate. As of May 31, 2010, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to its line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company has primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of May 31, 2010, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2010.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended May 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

The Company is not currently involved in any material legal proceedings other than routine litigation incidental to its business.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1		Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28,2010

3.2		By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	*	Current form of franchise agreement used by the Registrant

10.2	***	Commodity Contract with Guittard Chocolate Company

Exhibits — Continued

31.1	*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

***	Filed herewith; contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: July 15, 2010	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director