Form 10-K/A
period 2010-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2010-08-23
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, initially filed with the Securities and Exchange Commission on May 18, 2010 (the “Original Filing”), is being filed to amend and restate the Index to Exhibits in Item 15 of the Original Filing to incorporate exhibit 10.13 by reference to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010. Exhibit 10.13 of the original filing contained minor errors and omissions corrected and subsequently filed as Exhibit 10.2 on Form 10-Q of the Registrant for the quarter ended May 31, 2010. Exhibit 10.2 to the Form 10-Q is intended and should be considered as a replacement in its entirety of the exhibit previously filed as 10.13 to the Original Filing.
Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change any other information in the financial statements or any other items or disclosures in the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.
PART IV.
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
     1. Financial Statements

Page
Report of Independent Registered Public Accounting Firm	29

Statements of Income	30

Balance Sheets	31

Statements of Changes in Stockholders’ Equity	32

Statements of Cash Flows	33

Notes to Financial Statements	34

2. Financial Statement Schedule

Page

SCHEDULE II — Valuation and Qualifying Accounts	46

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions Charged		Balance at End
	Beginning of Period	to Costs & Exp.	Deductions	of Period
Year Ended February 28, 2010 Valuation Allowance for Accounts and Notes Receivable	332,719	220,000	157,428	395,291

Year Ended February 28, 2009 Valuation Allowance for Accounts and Notes Receivable	114,271	219,000	552	332,719

Year Ended February 29, 2008 Valuation Allowance for Accounts and Notes Receivable	187,519	75,000	148,248	114,271

     3. Exhibits

Exhibit
Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant, as amended	Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Amended and Restated By-laws of the Registrant	Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

4.2	Business Loan Agreement dated July 31, 2008 between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2008

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2*	Airport Development Agreement between The Grove, Inc. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2007

10.3*	Current form of franchise agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2009

10.4**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007.

10.5**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.7**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995.

10.8**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.9**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995.

10.10**	2000 Nonqualified Stock Option Plan for Nonemployee Directors Of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003.

10.11**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004.

EXHIBIT INDEX — continued

Exhibit
Number	Description	Incorporated by Reference to
10.12*	Master License Agreement between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

10.13*	Commodity Contract with Guittard Chocolate Company	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010.

10.14*	Test License Agreement between Cold Stone Creamery, Inc. and the Registrant	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2009.

10.15	Promissory Note dated July 31, 2009 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

10.16	Commercial Security Agreement dated July 31, 2009 between Wells Fargo Bank and the Registrant.	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009.

23.1	Consent of Independent Registered Public Accounting Firm	Previously filed as exhibit 23.1 to original filing.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Previously filed as exhibit 32.1 to original filing.

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Previously filed as exhibit 32.2 to original filing.

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

**	Management contract or compensatory plan

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
Date: August 23, 2010	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director