Form 10-Q
period 2010-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2010-10-14
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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
On September 30, 2010 the registrant had outstanding 6,063,508 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Revenues
Sales	$5,126,923	$4,597,519	$11,354,217	$9,984,402
Franchise and royalty fees	1,499,341	1,489,386	2,887,385	2,771,690
Total revenues	6,626,264	6,086,905	14,241,602	12,756,092

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $82,302, $84,040, $165,722 and $168,924, respectively	3,077,445	2,858,301	7,126,343	6,466,226
Franchise costs	353,227	401,627	713,297	771,762
Sales and marketing	358,794	339,448	748,238	677,761
General and administrative	644,584	535,989	1,312,355	1,202,936
Retail operating	579,670	384,277	1,122,149	708,313
Depreciation and amortization	172,885	175,657	341,342	354,688
Total costs and expenses	5,186,605	4,695,299	11,363,724	10,181,686

Income from Operations	1,439,659	1,391,606	2,877,878	2,574,406

Interest income	16,138	7,275	25,065	12,380

Income Before Income Taxes	1,455,797	1,398,881	2,902,943	2,586,786

Provision for Income Taxes	512,155	516,554	1,027,700	956,710

Net Income	$943,642	$882,327	$1,875,243	$1,630,076

Basic Earnings per Common Share	$.16	$.15	$.31	$.27
Diluted Earnings per Common Share	$.15	$.14	$.30	$.26

Weighted Average Common Shares Outstanding	6,044,048	6,005,891	6,037,015	5,999,277
Dilutive Effect of Stock Options	243,457	204,839	232,772	201,182
Weighted Average Common Shares Outstanding, Assuming Dilution	6,287,505	6,210,730	6,269,787	6,200,459
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
BALANCE SHEETS

	August 31,	February 28,
	2010	2010
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,770,508	$3,743,092
Accounts receivable, less allowance for doubtful accounts of $476,991 and $395,291 respectively	3,507,894	4,427,526
Notes receivable, current portion	185,580	91,059
Inventories, less reserve for slow moving inventory of $267,127 and $263,872 respectively	4,165,958	3,281,447
Deferred income taxes	383,387	461,249
Other	403,063	220,163
Total current assets	12,416,390	12,224,536

Property and Equipment, Net	5,261,064	5,186,709

Other Assets
Notes receivable, less current portion and valuation allowance of $3,000 and $0, respectively	552,972	263,650
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	78,938	110,025
Other	70,149	88,050
Total other assets	1,749,003	1,508,669

Total assets	$19,426,457	$18,919,914

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$914,732	$877,832
Accrued salaries and wages	494,702	646,156
Other accrued expenses	682,585	946,528
Dividend payable	606,351	602,694
Deferred income	280,438	220,938

Total current liabilities	2,978,808	3,294,148

Deferred Income Taxes	832,228	894,429

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, authorized 50,000 shares	—	—
Undesignated series, authorized 200,000 shares
Common stock, $.03 par value, 100,000,000 shares authorized, 6,063,508 and 6,026,938 issued and outstanding	181,905	180,808
Additional paid-in capital	7,843,791	7,626,602
Retained earnings	7,589,725	6,923,927
Total stockholders’ equity	15,615,421	14,731,337

Total liabilities and stockholders’ equity	$19,426,457	$18,919,914
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2010	2009
Cash Flows From Operating activities
Net income	$1,875,243	$1,630,076
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	341,342	354,688
Provision for obsolete inventory	30,000	30,000
Provision for loss on accounts and notes receivable	85,000	150,000
Gain on sale of property and equipment	(8,592)	(38,416)
Expense recorded for stock compensation	218,286	162,598
Deferred income taxes	15,661	14,787
Changes in operating assets and liabilities:
Accounts receivable	770,628	512,516
Inventories	(914,511)	(98,711)
Other current assets	(187,931)	(114,752)
Accounts payable	36,900	(200,681)
Accrued liabilities	(415,398)	40,349
Deferred income	59,500	(34,500)
Net cash provided by operating activities	1,906,128	2,407,954

Cash Flows From Investing Activities
Addition to notes receivable	(441,811)	(170,425)
Proceeds received on notes receivable	54,968	—
Proceeds from sale or distribution of assets	25,500	5,000
Purchases of property and equipment	(314,946)	(197,883)
(Increase) decrease in other assets	3,364	394
Net cash used in investing activities	(672,925)	(362,914)

Cash Flows From Financing Activities
Dividends paid	(1,205,787)	(1,198,270)
Net cash used in financing activities	(1,205,787)	(1,198,270)

Net Increase (Decrease) in Cash and Cash Equivalents	27,416	846,770

Cash and Cash Equivalents, Beginning of Period	3,743,092	1,253,947

Cash and Cash Equivalents, End of Period	$3,770,508	$2,100,717
The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM (UNAUDITED) FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Rocky Mountain Chocolate Factory, Inc. (the “Company”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. The Company manufactures an extensive line of premium chocolate candies and other confectionery products. The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products. The following table summarizes the number of Rocky Mountain Chocolate Factory stores at August 31, 2010:

	Sold, Not Yet Open	Open	Total
Company-owned stores	—	12	12
Franchise stores — Domestic stores	9	246	255
Franchise stores — Domestic kiosks	—	8	8
Franchise units — International	—	53	53
Cold Stone Creamery — co branded	9	30	39
Total	18	349	367
Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
Subsequent Events
On September 30, 2010 the Company, through its wholly-owned subsidiary, Aspen Leaf Yogurt, signed new, five-year leases with Ashley Plaza Center, LLC and DDR DB STONE OAK, LP, for purposes of securing locations to develop the Aspen Leaf Yogurt brand through the opening of Company-owned locations. The new leases commence on the earlier of opening date, or 90 days following delivery of the location by the landlord. Base rent is initially set at approximately $5,700 per month, combined, and subject to periodic cost of living adjustment. In addition to base rent, the Company will pay monthly its proportionate share of estimated property taxes, assessments and maintenance costs, which currently sum to approximately $1,800 per month, combined.
On September 30, 2010 the Company filed Articles of Incorporation with the State of Colorado for the purpose of incorporating Aspen Leaf Yogurt, Inc. as a Corporation under the Colorado Business Corporation Act, as amended. Aspen Leaf Yogurt, Inc. is a wholly owned subsidiary of the Company.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION — CONTINUED
Stock-Based Compensation
At August 31, 2010, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards.
Stock-Based Compensation — Continued
The Company recognized $100,107 and $218,286 of equity-based compensation expense during the three and six month periods ended August 31, 2010, respectively, compared to $74,759 and $162,598,during the three and six month periods ended August 31, 2009, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.
The following table summarizes stock option transactions for common stock during the six months ended August 31, 2010 and August 31, 2009:

	Six Months Ended
	August 31,
	2010	2009
Outstanding stock options as of February 28:	367,762	371,437
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(9,702)	—
Outstanding stock options as of August 31:	358,060	371,437

Weighted average exercise price	$9.81	$10.00
Weighted average remaining contractual term (in years)	3.70	4.61
The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2010 and August 31, 2009:

	Six Months Ended
	August 31,
	2010	2009
Outstanding non-vested restricted stock units as of February 28:	129,280	165,400
Granted	44,300	—
Vested	(32,320)	(33,080)
Cancelled/forfeited	—	—
Outstanding non-vested restricted stock units as of August 31:	141,260	132,320

Weighted average grant date fair value	$9.17	$9.04
Weighted average remaining vesting period (in years)	3.46	3.90
During the six month period ended August 31, 2010, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 3,000 fully vested, unrestricted shares issued to non-employee directors in same period of the prior fiscal year. There were no unrestricted shares issued during the three month period ended August 31, 2010 and August 31, 2009. In connection with these non-employee director stock issuances, the Company recognized $38,000 and $13,080 of equity-based compensation expense during the six-month period ended August 31, 2010 and August 31, 2009, respectively.
During the three and six month periods ended August 31, 2010, the Company recognized $97,687 and $177,866, respectively, of equity-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest 20% annually over a period of five years. During the three months ended August 31, 2010, 32,320 restricted stock units vested and were issued as common stock. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of August 31, 2010, was $1,234,363, which is expected to be recognized over the weighted average period of 3.5 years

NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended August 31, 2010 and 2009, 116,004 and 129,381 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2010 and 2009, 120,855 and 216,699 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	August 31, 2010	February 28, 2010

Ingredients and supplies	$2,189,180	$1,945,626
Finished candy	1,976,778	1,335,821
Total inventories	$4,165,958	$3,281,447
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	August 31, 2010	February 28, 2010

Land	$513,618	$513,618
Building	4,699,167	4,699,167
Machinery and equipment	7,351,190	7,006,146
Furniture and fixtures	845,407	794,387
Leasehold improvements	386,271	404,191
Transportation equipment	379,238	379,238
	14,174,891	13,796,747

Less accumulated depreciation	8,913,827	8,610,038
Property and equipment, net	$5,261,064	$5,186,709
NOTE 5 — STOCKHOLDERS’ EQUITY
Shareholder Rights Plan
On May 19, 2009, the Company and Computershare Trust Company, N.A. entered into an Amended and Restated Shareholder Rights Agreement (“Rights Agreement”) which amended and restated the existing Shareholder Rights Agreement dated May 28, 1999, (“Existing Rights Plan”). In connection with the Existing Rights Plan the Company’s Board of Directors declared a dividend of one right to purchase one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.10 per share, for each outstanding share of the Company’s common stock, par value $0.03 per share, of the Company that was outstanding on May 28, 1999. Each share of Series A Junior Participating Preferred Stock originally entitled the holder to one hundred votes and dividends equal to one hundred times the aggregate per share amount of dividends declared per common share. There are no shares of Series A Junior Participating Preferred Stock outstanding. The Existing Rights Plan was set to expire on May 28, 2009 and, through board declaration, was replaced in its entirety by the Rights Agreement on May 18, 2009 when the Board of Directors of the Company authorized and declared a dividend of one Right (a “Right”) for each outstanding share of Common Stock of the Company (the “Common Shares”). The dividend was paid on May 19, 2009 (the “Record Date”) to the holders of record of the Common Shares at the close of business on that date. The Rights will become exercisable and detachable only following the earlier of 10 days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the outstanding Common Shares or 10 business days following the announcement of a tender offer or exchange offer for 15 percent or more of the outstanding Common Shares. In addition, the Company has authorized the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date. When exercisable, each Right entitles the registered holder to purchase

NOTE 5 — STOCKHOLDERS’ EQUITY — CONTINUED
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
Cash Dividend
The Company paid a quarterly cash dividend of $0.10 per common share on March 12, 2010 to shareholders of record on February 26, 2010. The Company paid a quarterly cash dividend of $0.10 per common share on June 11, 2010 to shareholders of record on May 27, 2010. On August 26, 2010 the Company declared a quarterly cash dividend of $0.10 per common share payable on September 17, 2010 to shareholders of record on September 7, 2010.
Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid (received) for:	2010	2009
Interest	$(25,065)	$(24,521)
Income taxes	$1,302,678	$911,555

Non-Cash Financing Activities
Dividend Payable	$3,657	$3,608
Fair value of assets acquired in business combination
Store assets	$63,198	$6,693
NOTE 7 — OPERATING SEGMENTS
The Company classifies its business interests into three reportable segments: Franchising, Manufacturing and Retail Stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these financial statements and Note 1 to the Company’s financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2010. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

	Franchising	Manufacturing	Retail	Other	Total

Three Months Ended August 31, 2010

Total revenues	$1,499,341	$4,669,056	$922,659	$—	$7,091,056
Intersegment revenues	—	(464,792)	—	—	(464,792)
Revenue from external customers	1,499,341	4,204,264	922,659	—	6,626,264
Segment profit (loss)	851,892	1,307,853	(37,303)	(666,645)	1,455,797
Total assets	1,535,636	10,130,134	1,789,257	5,971,430	19,426,457
Capital expenditures	2,767	57,304	23,113	132,045	215,229
Total depreciation & amortization	19,555	87,139	27,992	38,199	172,885

NOTE 7 — OPERATING SEGMENTS — CONTINUED

	Franchising	Manufacturing	Retail	Other	Total

Three Months Ended August 31, 2009

Total revenues	$1,489,386	$4,349,208	$670,910	$—	$6,509,504
Intersegment revenues	—	(422,599)	—	—	(422,599)
Revenue from external customers	1,489,386	3,926,609	670,910	—	6,086,905
Segment profit (loss)	791,863	1,153,571	67,821	(614,374)	1,398,881
Total assets	1,480,623	10,348,688	1,496,713	3,924,241	17,250,265
Capital expenditures	2,293	71,978	73,656	29,349	177,277
Total depreciation & amortization	22,898	89,754	17,552	45,453	175,657

	Franchising	Manufacturing	Retail	Other	Total

Six Months Ended August 31, 2010

Total revenues	$2,887,385	$10,612,796	$1,736,158	$—	$15,236,339
Intersegment revenues	—	(994,737)	—	—	(994,737)
Revenue from external customers	2,887,385	9,618,059	1,736,158	—	14,241,602
Segment profit (loss)	1,510,660	2,875,615	(111,242)	(1,372,091)	2,902,943
Total assets	1,535,636	10,130,134	1,789,257	5,971,430	19,426,457
Capital expenditures	3,523	110,761	29,260	171,402	314,946
Total depreciation & amortization	39,667	175,728	49,738	76,209	341,342

Six Months Ended August 31, 2009

Total revenues	$2,771,690	$9,667,092	$1,176,484	$—	$13,615,266
Intersegment revenues	—	(859,174)	—	—	(859,174)
Revenue from external customers	2,771,690	8,807,918	1,176,484	—	12,756,092
Segment profit (loss)	1,377,054	2,502,723	30,595	(1,323,586)	2,586,786
Total assets	1,480,623	10,348,688	1,496,713	3,924,241	17,250,265
Capital expenditures	2,293	89,572	76,669	29,349	197,883
Total depreciation & amortization	45,547	179,896	35,240	94,006	354,688
Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.4 million of the Company’s revenues from external customers during the six months ended August 31, 2010 compared to $1.3 million during the six months ended August 31, 2009.
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist of the following:

		August 31, 2010		February 28, 2010
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Store design	10 Years	$207,745	$180,091	$205,777	$169,535
Packaging licenses	3-5 Years	120,830	120,830	120,830	119,164
Packaging design	10 Years	430,973	379,689	430,973	358,856
Total		759,548	680,610	757,580	647,555

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	—	20,000	—
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,468,576	$1,342,994	$2,466,908	$1,309,939

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS — CONTINUED
Amortization expense related to intangible assets totaled $33,055 and $36,555 during the six months ended August 31, 2010 and 2009, respectively. The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2009 is as follows:

Remainder of fiscal 2011	31,400
2012	40,200
2013	4,700
2014	680
Thereafter	1,958
Total	$78,938
NOTE 9 — STORE PURCHASE
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
Effective March 1, 2009, the Company adopted the fair value measurement and disclosure provisions of ASC Topic 805, Business Combinations, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. The Company determined the fair value of the business combination using transaction information for historical asset costs, adjusted for the age of the asset. These inputs to the valuation methodology are unobservable and significant to the fair value measurement (Level 3 of the ASC Topic 805 value hierarchy).
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
We are a product-based international franchisor. Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate and other confectionery products. We also sell our candy in selected locations outside our system of retail stores to build brand awareness. We operate twelve retail units as a laboratory to test marketing, design and operational initiatives.
We are subject to seasonal fluctuations in sales because of the location of our franchisees, which are located in street fronts, tourist locations, factory outlets and regional centers. Seasonal fluctuation in sales cause fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
The most important factors in continued growth in our earnings are ongoing unit growth, increased same store sales and increased same store pounds purchased from the factory. Historically, unit growth has more than offset decreases in same store sales and same store pounds purchased.
Our ability to successfully achieve expansion of our Rocky Mountain Chocolate Factory franchise system depends on many factors not within our control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.
Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depends on many factors not within our control including the receptivity by our franchise system of our product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores increased approximately 0.5% in the first quarter, declined approximately 1.0% in the second quarter and declined approximately 0.2% in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010.
As a result, the actual results realized by us could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended August 31, 2010 Compared to the Three Months Ended August 31, 2009
Basic earnings per share increased 6.7% from $.15 in the second quarter of fiscal 2010 to $.16 in the same period of fiscal 2011. Revenues increased 8.9% from $6.1 million in the second quarter of fiscal 2010 to $6.6 million in the same period of fiscal 2011. Operating income increased 3.5% from $1.39 million in the second quarter of fiscal 2010 to $1.44 million in the second quarter of fiscal 2011. Net income increased 6.9% from $882,000 in the second quarter of fiscal 2010 to $944,000 in the second quarter of fiscal 2011. The increase in operating income and net income for the second quarter of fiscal 2011 compared to the same period in fiscal 2010 was due primarily to an increase in shipments of product to our network of franchised and licensed stores and an increase in shipments to customers outside our network of franchised and licensed stores.

	Three Months Ended
	August 31,			%
($’s in thousands)	2010	2009	Change	Change
Factory sales	$4,204.2	$3,926.6	$277.6	7.1%
Retail sales	922.7	670.9	251.8	37.5%
Franchise fees	52.5	44.0	8.5	19.3%
Royalty and Marketing fees	1,446.9	1,445.4	1.5	0.1%
Total	$6,626.3	$6,086.9	$539.4	8.9%
Factory Sales
The increase in factory sales for the second quarter of fiscal 2011 compared to the same period in fiscal 2010 was due to an increase in sales to our franchise system, an increase in sales of factory product to licensed locations and customers outside our system of franchised stores. These increases were partially offset by a 1% decrease in same store pounds purchased by franchised stores.
Retail Sales
The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 7 during the second quarter of fiscal 2010 to 12 in the same period of fiscal 2011. Same store retail sales decreased 7.2% in the second quarter of fiscal 2011 compared to the same period in fiscal 2010.
Royalties, Marketing Fees and Franchise Fees
Royalties and marketing fees were approximately the same in the second quarter of fiscal 2011 and in the same period of fiscal 2010. Same store sales at franchise locations decreased 0.7% during the second quarter of fiscal 2011 compared to the same period in the prior year. Average licensed locations in operation increased from 7 units in the second quarter of fiscal 2010 to 26 units in the same period of fiscal 2011. This increase was offset by a decrease in the average number of domestic units in operation from 265 in the second quarter of fiscal 2010 to 257 in the same period of fiscal 2011.
Costs and Expenses

	Three months ended
	August 31,			%
($’s in thousands)	2010	2009	Change	Change
Cost of sales — factory adjusted	$2,737.9	$2,620.7	$117.2	4.5%
Cost of sales — retail	339.5	237.6	101.9	42.9%
Franchise costs	353.2	401.6	(48.4)	(12.1%)
Sales and marketing	358.8	339.5	19.3	5.7%
General and administrative	644.6	536.0	108.6	20.3%
Retail operating	579.7	384.3	195.4	50.8%
Total	$5,013.7	$4,519.7	$494.0	10.9%
Adjusted gross margin

	Three months ended
	August 31,			%
($’s in thousands)	2010	2009	Change	Change
Factory adjusted gross margin	$1,466.3	$1,305.9	$160.4	12.3%
Retail	583.2	433.3	149.9	34.6%
Total	$2,049.5	$1,739.2	$310.3	17.8%

(Percent)
Factory adjusted gross margin	34.9%	33.3%	1.6%	4.8%
Retail	63.2%	64.6%	(1.4%)	(2.2%)
Total	40.0%	37.8%	2.2%	5.8%
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

	Three Months Ended
	August 31,
($’s in thousands)	2010	2009
Factory adjusted gross margin	$1,466.3	$1,305.9
Less: Depreciation and Amortization	82.3	84.0
Factory GAAP gross margin	$1,384.0	$1,221.9
Costs and Expenses
Cost of Sales
Factory margins increased 160 basis points from the second quarter of fiscal 2010 compared to the second quarter of fiscal 2011 due primarily to manufacturing efficiencies associated with 6.4% higher production. The decrease in Company-owned store margin is due primarily to a change in product mix associated with a change in the number of Company-owned stores in operation from 12 in the second quarter of fiscal 2011 compared to 7 in the second quarter of fiscal 2010.
Franchise Costs
The decrease in franchise costs for the second quarter of fiscal 2011 compared to the same period in fiscal 2010 is primarily due to a decrease in professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.6% in the second quarter of fiscal 2011 from 27.0% in the same period of fiscal 2010. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing for the second quarter of fiscal 2011 compared to the same period in fiscal 2010 is due primarily to an increase in marketing related compensation costs.
General and Administrative
The increase in general and administrative costs for the second quarter of fiscal 2011 compared to the same period in fiscal 2010 is due primarily to an increase in compensation expense and an increase in professional fees. As a percentage of total revenues, general and administrative expense increased to 9.7% in the second quarter of fiscal 2011 compared to 8.8% in the same period of fiscal 2010.
Retail Operating Expenses
The increase in retail operating expenses during the second quarter of fiscal 2011 compared to the same period of fiscal 2010 was due primarily to an increase in the average number of Company-owned stores from 7 during the second quarter of fiscal 2010 to 12 during the same period of fiscal 2011. Retail operating expenses, as a percentage of retail sales, increased from 57.3% in the second quarter of fiscal 2010 to 62.8% in the same period of fiscal 2011.
Depreciation and Amortization
Depreciation and amortization of $173,000 in the second quarter of fiscal 2011 decreased 1.7% from $176,000 incurred in the same period of fiscal 2010 due to certain assets becoming fully depreciated.

Interest Income
Interest income of $16,100 realized in the second quarter of fiscal 2011 represents an increase of $8,800 from the $7,300 realized in the same period of fiscal 2010 due to higher average outstanding cash balances and an increase in interest income related to notes receivable.
Income Tax Expense
Our effective income tax rate in the second quarter of fiscal 2011 was 35.2% which is a decrease of 1.7% compared to the same period of fiscal 2010. The decrease in the effective tax rate is primarily due to an increase in allowable deductions related to federal incentives for domestic production activities and a decrease in the tax rate in states where we derive a significant portion of our income.
Six Months Ended August 31, 2010 Compared to the Six Months Ended August 31, 2009
Basic earnings per share increased 14.8% from $.27 for the six months ended August 31, 2009 to $.31 for the same period of fiscal 2011. Revenues increased 11.6% to $14.2 million for the six months ended August 31, 2010 compared to $12.8 million in the same period of fiscal 2010. Operating income increased 11.8% from $2.6 million in the six months ended August 31, 2009 to $2.9 million in the same period of fiscal 2011. Net income increased 15.0% from $1.6 million in the six months ended August 31, 2009 to $1.9 million in the same period of fiscal 2011. The increase in revenues and net income for the six months ended August 31, 2010 compared to the same period of fiscal 2010 was due primarily to an increase in revenues from domestic franchise retail locations and increased shipments of product to customers outside our network of franchised retail stores.
Revenues

	Six Months Ended
	August 31,			%
($’s in thousands)	2010	2009	Change	Change
Factory sales	$9,618.0	$8,807.9	$810.0	9.2%
Retail sales	1,736.2	1,176.5	559.7	47.6%
Franchise fees	129.5	54.0	75.5	139.8%
Royalty and marketing fees	2,757.9	2,717.7	40.2	1.5%
Total	$14,241.6	$12,756.1	$1,485.5	11.6%
Factory Sales
The increase in factory sales for the first six months of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to a 7.6% increase in purchases by our network of franchised and licensed retail stores and a 16.7% increase in shipments of product to customers outside our network of franchised retail stores. Same store pounds purchased for the first six months of fiscal 2011 were approximately unchanged from the same period in fiscal 2010.
Retail Sales
The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 7 in the first six months of fiscal 2010 to 12 in the same period of fiscal 2011. Same store retail sales at Company-owned locations decreased 6.0% in the first six months of fiscal 2011 compared to the same period in fiscal 2010. This decrease was primarily the result of decreases in foot traffic in tourist street front locations.
Royalties, Marketing Fees and Franchise Fees
The increase in royalties and marketing fees from the first six months of fiscal 2011 compared to the same period of fiscal 2010 resulted from an increase of 0.1% in same store sales and an increase in the number of Cold Stone Creamery Co-branded locations in operation. These increases were partially offset by a decrease in the average number of domestic franchise units in operation. The average number of domestic franchise units in operation decreased 3.7% from 269 in the first six months of fiscal 2010 to 259 during the same period in fiscal 2011. Franchise fee revenues in the first six months of fiscal 2011 increased as a result of an increase in the number of domestic franchise store openings from 2 in the same period of fiscal 2010 to 4 openings in the first six months of fiscal 2011 and an increase in Cold Stone Creamery co-branded location openings from 8 during the first quarter of fiscal 2010 to 11 in the same period of fiscal 2011.

Costs and Expenses

	Six months ended
	August 31,			%
($’s in thousands)	2010	2009	Change	Change

Cost of sales — factory adjusted	$6,470.1	$6,037.2	$432.9	7.2%
Cost of sales — retail	656.2	429.0	227.7	53.0%
Franchise costs	713.3	771.8	(58.5)	(7.6%)
Sales and marketing	748.2	677.8	70.4	10.4%
General and administrative	1,312.4	1,202.9	109.5	9.1%
Retail operating	1,122.1	708.3	413.8	58.4%
Total	$11,022.3	$9,827.0	$1,195.3	12.2%
Adjusted gross margin

	Six months ended
	August 31,			%
($’s in thousands)	2010	2009	Change	Change

Factory	$3,147.9	$2,770.7	$377.2	13.6%
Retail	1,080.0	747.5	332.5	44.5%
Total	$4,227.9	$3,518.2	$709.7	20.2%

(Percent)
Factory	32.7%	31.5%	1.2%	3.8%
Retail	62.2%	63.5%	(1.3%)	(2.0%)
Total	37.2%	35.2%	2.0%	5.7%
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

	Six Months Ended
	August 31,
($’s in thousands)	2010	2009
Factory adjusted gross margin	$3,147.9	$2,770.7
Less: Depreciation and Amortization	165.7	168.9
Factory GAAP gross margin	$2,982.2	$2,601.8
Costs and Expenses
Cost of Sales
Factory margins increased 120 basis points for the first six months of fiscal 2011 compared to the same period in fiscal 2010 due primarily to manufacturing efficiencies associated with 8.8% higher production. The decrease in Company-owned store margin is due primarily to a change in product mix associated with a change in the number of Company-owned stores in operation from 12 in the second quarter of fiscal 2011 compared to 7 in the same period of fiscal 2010.

Franchise Costs
The decrease in franchise costs during the first six months of fiscal 2011 compared to the same period in fiscal 2010 is due primarily to decreased professional fees related to franchise operations. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 24.7% in the first six months of fiscal 2011 from 27.8% in the same period of fiscal 2010. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs relative to revenues.
Sales and Marketing
The increase in sales and marketing for the second quarter of fiscal 2011 compared to the same period in fiscal 2010 is due primarily to an increase in costs associated with marketing related compensation expense and marketing materials.
General and Administrative
The increase in general and administrative costs for the first six months of fiscal 2011 compared to the same period in fiscal 2010 is due primarily to increased compensation costs. As a percentage of total revenues, general and administrative expenses decreased to 9.2% in the first six months of fiscal 2011 compared to $9.4% in the same period of fiscal 2010.
Retail Operating Expenses
The increase in retail operating expenses was due primarily to an increase in the average number of Company-owned stores in operation from 7 in the first six months of fiscal 2010 to 12 in the same period of fiscal 2011. Retail operating expenses, as a percentage of retail sales, increased from 60.2% in the first six months of fiscal 2010 to 64.6% in the same period of fiscal 2011.
Depreciation and Amortization
Depreciation and amortization of $341,000 in the first six months of fiscal 2011 decreased 3.8% from $355,000 incurred in the same period of fiscal 2010 due to certain assets becoming fully depreciated.
Interest Income
Interest income of $25,065 realized in the first six months of fiscal 2011 represents an increase of $12,685 from the $12,380 realized in the same period of fiscal 2010 due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.
Income Tax Expense
Our effective income tax rate in the first six months of fiscal 2011 was 35.4% which is a decrease of 1.6% compared to 37.0% effective income tax rate in the same period in of fiscal 2010. The decrease in the effective tax rate is primarily due to an increase in allowable deductions related to federal incentives for domestic production activities and a decrease in the tax rate in states where we derive a significant portion of our income.
Liquidity and Capital Resources
As of August 31, 2010, working capital was $9.4 million, compared with $8.9 million as of February 28, 2010, an increase of $500,000. The change in working capital was due primarily to operating results.
Cash and cash equivalent balances increased from $3.7 million as of February 28, 2010 to $3.8 million as of August 31, 2010 as a result of cash flows provided by operating activities greater than cash flows used by financing and investing activities. Our current ratio was 4.17 to 1 at August 31, 2010 in comparison with 3.71 to 1 at February 28, 2010. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5 million ($5 million available as of August 31, 2010) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. The line is subject to renewal in July, 2011.
We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations at least through the end of fiscal 2011.
Impact of Inflation
Inflationary factors such as increases in the costs of ingredients and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.
Depreciation expense is based on the historical cost to us of our fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.
Seasonality
We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during the Christmas holiday and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.
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
The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contracts.
As of August 31, 2010, the Company had no long-term debt. The Company has a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2010, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.
The Chief Financial Officer and Chief Operating Officer of the Company have primary responsibility over the Company’s long-term and short-term debt and for determining the timing and duration of commodity purchase contracts and negotiating the terms and conditions of those contracts.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of August 31, 2010, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2010.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Reserved
Item 5. Other Information
     None
Item 6. Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	*Promissory Note dated July 31, 2010 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.

10.2	*Commercial Security Agreement dated July 31, 2010 between Wells Fargo Bank and the Registrant.

10.3	*Business Loan Agreement dated July 31, 2010 between Wells Fargo Bank and the Registrant.

Item 6. Exhibits — Continued
31.1	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)
Date: October 14, 2010	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director