Form 10-Q
period 2010-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2011-01-13
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ___             Accelerated filer  ___

Non-accelerated filer  ___               Smaller reporting company    X
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X  .

On January 1, 2011 the registrant had outstanding 6,063,508 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q
TABLE OF CONTENTS
		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3-12
	Consolidated Statements of Income	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes to Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Reserved	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURE		21

PART I.        FINANCIAL INFORMATION

Item 1.           Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Revenues
Sales	$6,625,043	$5,733,623	$17,979,260	$15,718,025
Franchise and royalty fees	1,290,889	1,147,731	4,178,274	3,919,421
Total revenues	7,915,932	6,881,354	22,157,534	19,637,446

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $82,039, $83,420, $247,761 and $252,344, respectively	4,375,609	3,742,087	11,501,952	10,208,313
Franchise costs	402,688	377,349	1,115,985	1,149,111
Sales and marketing	395,670	357,378	1,143,908	1,035,139
General and administrative	686,558	572,352	1,998,913	1,775,288
Retail operating	569,340	458,936	1,691,489	1,167,249
Depreciation and amortization	162,740	174,054	504,082	528,742
Total costs and expenses	6,592,605	5,682,156	17,956,329	15,863,842

Income from Operations	1,323,327	1,199,198	4,201,205	3,773,604

Interest Income	16,105	7,070	41,170	19,450

Income Before Income Taxes	1,339,432	1,206,268	4,242,375	3,793,054

Income Tax Provision	465,952	456,305	1,493,652	1,413,015

Net Income	$873,480	$749,963	$2,748,723	$2,380,039

Basic Earnings per Common Share	$.14	$.12	$.45	$.40
Diluted Earnings per Common Share	$.14	$.12	$.44	$.38

Weighted Average Common Shares Outstanding	6,063,720	6,025,938	6,045,782	6,008,099
Dilutive Effect of Stock Options	244,026	196,913	236,496	199,770
Weighted Average Common Shares Outstanding, Assuming Dilution	6,307,746	6,222,851	6,282,278	6,207,869

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	November 30, 2010	February 28, 2010
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,356,025	$3,743,092
Accounts receivable, less allowance for doubtful accounts of $515,491 and $395,291, respectively	4,618,303	4,427,526
Notes receivable, current portion	202,395	91,059
Inventories, less reserve for slow moving inventory of $254,272 and $263,872, respectively	4,012,015	3,281,447
Deferred income taxes	443,686	461,249
Other	450,079	220,163
Total current assets	13,082,503	12,224,536

Property and Equipment, Net	5,331,145	5,186,709

Other Assets
Notes receivable, less current portion and valuation allowance of $14,000 and $0, respectively	576,327	263,650
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	61,542	110,025
Other	83,578	88,050
Total other assets	1,768,391	1,508,669

Total assets	$20,182,039	$18,919,914

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,317,137	$877,832
Accrued salaries and wages	391,625	646,156
Other accrued expenses	869,253	946,528
Dividend payable	606,351	602,694
Deferred income	205,410	220,938

Total current liabilities	3,389,776	3,294,148

Deferred Income Taxes	812,026	894,429

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock,authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,063,508 and 6,026,938 issued and outstanding, respectively	181,905	180,808
Additional paid-in capital	7,941,477	7,626,602
Retained earnings	7,856,855	6,923,927
Total stockholders’ equity	15,980,237	14,731,337

Total liabilities and stockholders’ equity	$20,182,039	$18,919,914

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30,
	2010	2009
Cash Flows From Operating activities
Net income	$2,748,723	$2,380,039
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	504,082	528,742
Provision for loss on accounts and notes receivable	135,000	150,000
Provision for obsolete inventory	45,000	45,000
Loss (gain) on sale or acquisition of property and equipment	481	(9,809)
Expense recorded for stock compensation	315,972	236,489
Deferred income taxes	(64,840)	722
Changes in operating assets and liabilities:
Accounts receivable	(378,781)	(546,146)
Inventories	(775,568)	321,195
Other current assets	(237,058)	(104,456)
Accounts payable	439,305	4,392
Deferred income	(15,528)	38,500
Accrued liabilities	(331,807)	85,648
Net cash provided by operating activities	2,384,981	3,130,316

Cash Flows From Investing Activities
Addition to notes receivable	$(549,259)	$(196,147)
Proceeds received on notes receivable	111,246	-
Proceeds from sale or distribution of assets	18,602	5,000
Purchases of property and equipment	(532,403)	(338,256)
Increase in other assets	(8,097)	(79,706)
Net cash used in investing activities	(959,911)	(609,109)

Cash Flows From Financing Activities
Dividends paid	$(1,812,137)	$(1,800,864)
Net cash used in financing activities	(1,812,137)	(1,800,864)

Net Increase (Decrease) in Cash and Cash Equivalents	(387,067)	720,343

Cash and Cash Equivalents, Beginning of Period	$3,743,092	$1,253,947

Cash and Cash Equivalents, End of Period	$3,356,025	$1,974,290

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc. and its wholly-owned subsidiary, Aspen Leaf  Yogurt, LLC (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

Rocky Mountain Chocolate Factory, Inc. ( “RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010.  ALY is a franchisor and retail operator of self serve frozen yogurt retail locations.  Since its inception, ALY has been developing franchise related documents, negotiating leases for retail locations, developing vendor relationships and other organizational activities.  ALY has been primarily focused on activities of organization and has not recognized any revenue. For the nine months ended November 30, 2010 ALY has recognized start up costs as incurred.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at November 30, 2010:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	12	12
Franchise stores – Domestic stores	6	244	250
Franchise stores – Domestic kiosks	-	7	7
Franchise units – International	-	55	55
Cold Stone Creamery – co-branded	5	38	43
Aspen Leaf Yogurt Stores
Company-owned stores	4	-	4
Franchise stores – Domestic stores	-	-	-
Total	15	356	371

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Subsequent Events

The Company has performed an evaluation of subsequent events through January 13, 2011, the date the Company issued these financial statements. Based on our evaluation, the Company is not aware of any subsequent events which would require recognition or disclosure.

Stock-Based Compensation

At November 30, 2010, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $97,686 and $315,972 of equity-based compensation expense during the three and nine month periods ended November 30, 2010, respectively, compared to $73,892 and $236,491, during the three and nine month periods ended November 30, 2009, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the nine months ended November 30, 2010 and November 30, 2009:

	Nine Months Ended
	November 30,
	2010	2009
Outstanding stock options as of February 28:	367,762	371,437
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(9,702)	(1,050)
Outstanding stock options as of November 30:	358,060	370,387

Weighted average exercise price	$9.81	$9.98
Weighted average remaining contractual term (in years)	3.45	4.36

The following table summarizes non-vested restricted stock unit transactions for common stock during the nine months ended November 30, 2010 and November 30, 2009:

	Nine Months Ended
	November 30,
	2010	2009
Outstanding non-vested restricted stock units as of February 28:	129,280	165,400
Granted	44,300	-
Vested	(32,320)	(33,080)
Cancelled/forfeited	-	(1,760)
Outstanding non-vested restricted stock units as of November 30:	141,260	130,560

Weighted average grant date fair value	$9.17	$9.04
Weighted average remaining vesting period (in years)	3.21	3.65

During the nine month period ended November 30, 2010, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 3,000 fully vested, unrestricted shares issued to non-employee directors in same period of the prior fiscal year. There were no unrestricted shares issued during the three month period ended November 30, 2010 or November 30, 2009.  In connection with these non-employee director stock issuances, the Company recognized $38,000 and $13,080 of equity-based compensation expense during the nine-month period ended November 30, 2010 and November 30, 2009, respectively.

During the three and nine month periods ended November 30, 2010, the Company recognized $97,686 and $275,552, respectively, of equity-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest 20% annually over a period of five years.  During the nine months ended November 30,

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Stock Based Compensation - Continued

2010, 32,320 restricted stock units vested and were issued as common stock.  Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of November 30, 2010, was $1,136,677, which is expected to be recognized over the weighted average period of 3.2 years

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended November 30, 2010 and 2009, 116,004 and 128,090 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2010 and 2009, 119,238 and 187,163 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2010	February 28, 2010
Ingredients and supplies	$2,438,039	$1,945,626
Finished candy	1,573,976	1,335,821
Total inventories	$4,012,015	$3,281,447

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2010	February 28, 2010
Land	$513,618	$513,618
Building	4,691,792	4,699,167
Machinery and equipment	7,301,731	7,006,146
Furniture and fixtures	875,761	794,387
Leasehold improvements	420,057	404,191
Transportation equipment	358,721	379,238
	14,161,680	13,796,747

Less accumulated depreciation	8,830,535	8,610,038
Property and equipment, net	$5,331,145	$5,186,709

NOTE 5 - STOCKHOLDERS’ EQUITY

Shareholder Rights Plan

On May 19, 2009, the Company and Computershare Trust Company, N.A. entered into an Amended and Restated Shareholder Rights Agreement (“Rights Agreement”) which amended and restated the existing Shareholder Rights Agreement dated May 28, 1999, (“Existing Rights Plan”). In connection with the Existing Rights Plan the Company’s Board of Directors declared a dividend of one right to purchase one one-hundredth of a share of the Company’s Series  Junior Participating Preferred Stock, par value $0.10 per share, for each outstanding share of the Company’s common stock, par value $0.03 per share, of the Company that was outstanding on May 28, 1999. Each share of Series A Junior Participating Preferred Stock originally entitled the holder to one hundred votes and dividends equal to one hundred times the aggregate per share amount of dividends declared per common share. There are no shares of Series A Junior Participating Preferred Stock outstanding.  The Existing Rights Plan was set to expire on May 28, 2009 and, through board declaration, was replaced in its entirety by the Rights Agreement on May 18, 2009 when the Board of Directors of the Company authorized and declared a dividend of one Right (a "Right") for each outstanding share of Common Stock of the Company (the "Common Shares").  The dividend was paid on May 19, 2009 (the "Record Date")

NOTE 5 - STOCKHOLDERS’ EQUITY - CONTINUED

Shareholder Rights Plan - Continued

to the holders of record of the Common Shares at the close of business on that date. The Rights will become exercisable and detachable only following the earlier of 10 days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the outstanding Common Shares or 10 business days following the announcement of a tender offer or exchange offer for 15 percent or more of the outstanding Common Shares.  In addition, the Company has authorized the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date. When exercisable, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.10 per share, of the Company (the "Preferred Shares"), at a price of $30 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment.  Each share of Series A Junior Participating Preferred Stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared per common share.

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per common share on March 12, 2010 to shareholders of record on February 26, 2010. The Company paid a quarterly cash dividend of $0.10 per common share on June 11, 2010 to shareholders of record on May 27, 2010.  The Company paid a quarterly cash dividend of $0.10 per common share on September 17, 2010 to shareholders of record on September 7, 2010. On November 16, 2010 the Company declared a quarterly cash dividend of $0.10 per common share payable on December 10, 2010 to shareholders of record on November 30, 2010.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid (received) for:	2010	2009
Interest	$(39,074)	$(30,386)
Income taxes	1,749,482	1,342,833

Non-Cash Financing Activities Dividend Payable	$3,657	$3,608
Fair value of assets acquired in business combination Store assets	$63,198	$-

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

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Three Months Ended November 30, 2010	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,290,889	$6,471,210	$765,983	$-	$8,528,082
Intersegment revenues	-	(612,150)	-	-	(612,150)
Revenue from external customers	1,290,889	5,859,060	765,983	-	7,915,932
Segment profit (loss)	554,005	1,651,547	(169,664)	(696,456)	1,339,432
Total assets	1,431,276	11,158,330	3,000,480	4,591,953	20,182,039
Capital expenditures	-	35,727	144,361	37,369	217,457
Total depreciation & amortization	$19,335	$86,719	$21,753	$34,933	$162,740

Three Months Ended November 30, 2009	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,147,731	$5,634,126	$598,252	$-	$7,380,109
Intersegment revenues	-	(498,755)	-	-	(498,755)
Revenue from external customers	1,147,731	5,135,371	598,252	-	6,881,354
Segment profit (loss)	473,059	1,470,026	(154,543)	(582,274)	1,206,268
Total assets	1,322,084	11,053,090	1,679,323	3,768,996	17,823,493
Capital expenditures	1,075	32,016	86,823	20,459	140,373
Total depreciation & amortization	$21,325	$88,167	$18,964	$45,598	$174,054

Nine Months Ended November 30, 2010	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$4,178,274	$17,084,006	$2,502,141	$-	$23,764,421
Intersegment revenues	-	(1,606,887)	-	-	(1,606,887)
Revenue from external customers	4,178,274	15,477,119	2,502,141	-	22,157,534
Segment profit (loss)	2,064,665	4,527,163	(280,906)	(2,068,547)	4,242,375
Total assets	1,431,276	11,158,330	3,000,480	4,591,953	20,182,039
Capital expenditures	3,524	146,488	173,620	208,771	532,403
Total depreciation & amortization	$59,002	$262,447	$71,491	$111,142	$504,082

Nine Months Ended November 30, 2009	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$3,919,421	$15,301,218	$1,774,736	$-	$20,995,375
Intersegment revenues	-	(1,357,929)	-	-	(1,357,929)
Revenue from external customers	3,919,421	13,943,289	1,774,736	-	19,637,446
Segment profit (loss)	1,850,113	3,972,749	(123,948)	(1,905,860)	3,793,054
Total assets	1,322,084	11,053,090	1,679,323	3,768,996	17,823,493
Capital expenditures	3,368	121,587	163,493	49,808	338,256
Total depreciation & amortization	$66,872	$268,063	$54,203	$139,604	$528,742

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.6 million of the Company’s revenues from external customers during the nine months ended November 30, 2010 compared to $1.5 million during the nine months ended November 30, 2009.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		November 30, 2010		February 28, 2010
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$185,368	$205,777	$169,535
Packaging licenses	3-5 Years	120,830	120,831	120,830	119,164
Packaging design	10 Years	430,973	389,839	430,973	358,856
Total		757,580	696,038	757,580	647,555

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,466,908	$1,358,422	$2,466,908	$1,309,939

Amortization expense related to intangible assets totaled $48,483 and $54,833 during the nine months ended November 30, 2010 and 2009, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2010 is as follows:

Remainder of fiscal 2011	$16,000
2012	40,200
2013	4,700
2014	642
Total	$61,542

NOTE 9 – STORE PURCHASE

On May 16, 2010, the Company purchased a previously franchise operated Rocky Mountain Chocolate Factory store and related assets in satisfaction of $54,607 of accounts receivable.  The Company currently intends to retain and operate the store and believes that the store has the potential to contribute to future operating results. The Company adopted ASC Topic 805, Business Combinations, as of March 1, 2009.  ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  In accordance with ASC 805, the Company recorded the business acquisition using the acquisition method.  The Company recorded the value of the business acquisition at fair value and recorded a gain of $8,592 associated with the business acquisition.  The following table summarizes the allocation of fair value on the date of acquisition:

Fair value of assets acquired in business combination Store assets consisting of equipment,furniture, and fixtures:	$63,198

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. ASU 2010-20 is effective for the first interim and annual reporting periods ending on or after December 15, 2010. We will adopt the provisions of ASU 2010-20 effective for our fiscal 2011 year-end reporting and for interim periods beginning with our first quarterly reporting of fiscal 2012 and thereafter.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

A Note About Forward-Looking Statements

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related Notes of the Company included elsewhere in this report. The nature of the Company's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate" and "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in the Company’s products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and its franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause the Company’s actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in the Company’s 10-K for the fiscal year ended February 28, 2010 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, the Company is not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

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

We are subject to seasonal fluctuations in sales because of the location of our franchises, which are located in street fronts, tourist locations, outlet centers and regional centers. Seasonal fluctuation in sales cause fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same store sales and increased same store pounds purchased from the factory. Historically, unit growth has more than offset decreases in same store sales and same store pounds purchased.

Our ability to successfully achieve expansion of our Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt franchise systems depends on many factors not within our control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings and the receptivity of our franchise system to our product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores declined approximately 0.5% in the first quarter, declined approximately 1.0% in the second quarter, increased approximately 2.3% in the third quarter and increased approximately 1.4% in the first nine months of fiscal 2011, as compared to the same periods in fiscal 2010.

As a result, the actual results realized by us could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended November 30, 2010 Compared to the Three Months Ended
November 30, 2009

Basic earnings per share increased 16.7% from $.12 in the third quarter of fiscal 2010 to $.14 in the same period of fiscal 2011.  Revenues increased 15.0% from $6.9 million in the third quarter of fiscal 2010 to $7.9 million in the same period of fiscal 2011.  Operating income increased 10.4% from $1.2 million in the third quarter of fiscal 2010 to $1.3 million in the third quarter of fiscal 2011.  Net income increased 16.5% from $750,000 in the third quarter of fiscal 2010 to $873,000 in the third quarter of fiscal 2011.  The increase in operating income and net income for the third quarter of fiscal 2011 compared to the same period in fiscal 2010 was due primarily to an increase in shipments of product to our network of franchised and licensed stores and an increase in shipments to customers outside our network of franchised and licensed stores.

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2010	2009	Change	Change
Factory sales	$5,859.0	$5,135.4	$723.6	14.1%
Retail sales	766.0	598.2	167.8	28.1%
Franchise fees	114.0	31.5	82.5	261.9%
Royalty and Marketing fees	1,176.9	1,116.2	60.7	5.4%
Total	$7,915.9	$6,881.3	$1,034.6	15.0%

Factory Sales

The increase in factory sales for the third quarter of fiscal 2011 compared to the same period in fiscal 2010 was due to an increase in sales to our franchise system resulting from a 2.3% increase in same store pounds purchased by franchised stores and an increase in sales of factory product to licensed locations and customers outside our system of franchised stores.

Retail Sales

The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 8 during the third quarter of fiscal 2010 to 12 in the same period of fiscal 2011. Same store retail sales increased 1.4% in the third quarter of fiscal 2011 compared to the same period in fiscal 2010.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased 5.4% in the third quarter of fiscal 2011 compared to the same period in fiscal 2010.  The increase in royalty and marketing fees resulted from an increase in same store sales at franchise locations partially offset by a 4.2% decrease in the average number of domestic units in operation from 263 in the third quarter of fiscal 2010 compared to 252 in the same period of fiscal 2011.  Same store sales increased 2.1% in the third quarter of fiscal 2011 compared to the same period in fiscal 2010.  Franchise fee revenue increased as a result of an increase in the number of new domestic franchise store openings from 2 in the third quarter of fiscal 2010 compared to 4 openings in the same period of fiscal 2011 and an increase in license fees associated with the opening of 8 Cold Stone Creamery co-branded locations in the third quarter of fiscal 2011 compared to 4 in the same period of fiscal 2010.

Costs and Expenses	Three Months Ended
	November 30,		$	%
($’s in thousands)	2010	2009	Change	Change

Cost of sales – factory adjusted	$4,045.6	$3,509.0	$536.6	15.3%
Cost of sales - retail	330.0	233.1	96.9	41.6%
Franchise costs	402.7	377.3	25.4	6.7%
Sales and marketing	395.7	357.4	38.3	10.7%
General and administrative	686.6	572.4	114.2	20.0%
Retail operating	569.3	458.9	110.4	24.1%
Total	$6,429.9	$5,508.1	$921.8	16.7%

	Three Months Ended
Adjusted gross margin	November 30,		$	%
	2010	2009	Change	Change
($’s in thousands)
Factory adjusted gross margin	$1,813.4	$1,626.4	$187.0	11.5%
Retail	436.0	365.1	70.9	19.4%
Total	$2,249.4	$1,991.5	$257.9	13.0%

(Percent)
Factory adjusted gross margin	31.0%	31.6%	(0.6%)	(1.9%)
Retail	56.9%	61.0%	(4.1%)	(6.7%)
Total	34.0%	34.7%	(0.7%)	(2.0%)

Adjusted gross margin is equal to gross margin minus depreciation and amortization expense.  We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP").  We believe that adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures.  Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions.  Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP.  Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income.  Due to these limitations, we use adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as gross margin.  The following table provides a reconciliation of adjusted gross margin to gross margin, the most comparable performance measure under GAAP:

	Three Months Ended
	November 30,
($’s in thousands)	2010	2009
Factory adjusted gross margin	$1,813.4	$1,626.4
Less: Depreciation and Amortization	82.0	83.4
Factory GAAP gross margin	$1,731.4	$1,543.0

Cost of Sales and Gross Margin

Factory margins decreased 60 basis points from the third quarter of fiscal 2010 compared to the same period of fiscal 2011 due primarily to a product mix shift, mostly offset by an increase in manufacturing efficiencies associated with higher production volume during the third quarter of fiscal 2011 compared to the same period in fiscal 2010.

Franchise Costs

The increase in franchise costs for the third quarter of fiscal 2011 compared to the same period of fiscal 2010 is due primarily to increased professional fees related to development of Aspen Leaf Yogurt, LLC.  As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 31.2% in the third quarter of fiscal 2011 from 32.9% in the same period of fiscal 2010.  This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise revenues relative to franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the third quarter of fiscal 2011 compared to the same period in fiscal 2010 is primarily due to increased marketing related compensation costs and increased advertising.

General and Administrative

The increase in general and administrative costs for the third quarter of fiscal 2011 compared to the same period in fiscal 2010 is due primarily to an increase in compensation expense and an increase in the reserve for uncollectable accounts and notes receivable. As a percentage of total revenues, general and administrative expense increased to 8.7% in the third quarter of fiscal 2011 compared to 8.3% in the same period of fiscal 2010.

Retail Operating Expenses

The increase in retail operating expenses during the third quarter of fiscal 2011 compared to the same period of fiscal 2010 was due primarily to an increase in the average number of Company-owned stores from 8 during the third quarter of fiscal 2010 to 12 during the same period of fiscal 2011. Retail operating expenses, as a percentage of retail sales, decreased from 76.7% in the third quarter of fiscal 2010 to 74.3% in the same period of fiscal 2011.

Depreciation and Amortization

Depreciation and amortization of $163,000 in the third quarter of fiscal 2011 decreased 6.3% from $174,000 incurred in the same period of fiscal 2010, due to certain assets becoming fully depreciated.

Other, Net

Other, net of $16,100 realized in the third quarter of fiscal 2011 represents an increase of $9,030 from the $7,070 realized in the same period of fiscal 2010 due to an increase in interest income realized related to notes receivable and higher average outstanding cash balances.

Income Tax Expense

Our effective income tax rate in the third quarter of fiscal 2011 was 34.7% which is a decrease of 3.1% compared to the same period of fiscal 2010.  The decrease in the effective tax rate is primarily due to an increase in allowable deductions related to federal incentives for domestic production activities and a decrease in the tax rate in states where we derive a significant portion of our income.

Nine Months Ended November 30, 2010 Compared to the Nine Months Ended November 30, 2009

Basic earnings per share increased 12.5% from $.40 for the nine months ended November 30, 2009 to $.45 for the same period of fiscal 2011. Revenues increased 12.8% to $22.2 million for the nine months ended November 30, 2010 compared to $19.6 million in the same period of fiscal 2010. Operating income increased 11.3% from $3.8 million in the nine months ended November 30, 2009 to $4.2 million in the same period of fiscal 2011. Net income increased 15.5% from approximately $2.4 million in the nine months ended November 30, 2009 to approximately $2.7 million in the same period of fiscal 2011. The increase in revenues and net income for the nine months ended November 30, 2010 compared to the same period of fiscal 2010 was due primarily to an increase in revenues from domestic franchise retail locations and increased shipments of product to customers outside our network of franchised retail stores.

Revenues	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2010	2009	Change	Change
Factory sales	$15,477.0	$13,943.3	$1,533.7	11.0%
Retail sales	2,502.2	1,774.7	727.5	41.0%
Franchise fees	243.5	85.5	158.0	184.8%
Royalty and marketing fees	3,934.8	3,833.9	100.9	2.6%
Total	$22,157.5	$19,637.4	$2,520.1	12.8%

Factory Sales

The increase in factory sales for the first nine months of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to an increase in shipments to customers outside our network of franchised stores, an increase same store pounds purchased by our network of franchised retail stores, and an increase in shipments of product to licensed co-branded retail stores.  Same store pounds purchased for the first nine months of fiscal 2011 increased approximately 1.4% from the same period in fiscal 2010.

Retail Sales

The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 7 in the first nine months of fiscal 2010 to 12 in the same period of fiscal 2011. Same store retail sales decreased 4.1% in the first nine months of fiscal 2011 compared to the same period in fiscal 2010.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from an increase of 0.5% in same store sales in the nine months ended November 30, 2010 compared with the same period in the prior fiscal year. This increase was partially offset by a decrease in the average number of domestic franchise units in operation of 3.7%.  The average number of domestic franchise units in operation decreased from 267 in the first nine months of fiscal 2010 to 257 in the same period of fiscal 2011. Franchise fee revenue increased 185% in the first nine months of fiscal 2011 as a result of an increase in the number of franchise store openings from 6 in the first nine months of fiscal 2010 to 8 openings in the first nine months of fiscal 2011 and an increase in license fees recognized associated with openings of Cold Stone Creamery licensed locations.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2010	2009	Change	Change
Cost of sales – factory adjusted	$10,515.8	$9,546.2	$969.6	10.2%
Cost of sales - retail	986.2	662.1	324.1	49.0%
Franchise costs	1,116.0	1,149.1	(33.1)	(2.9%)
Sales and marketing	1,143.9	1,035.1	108.8	10.5%
General and administrative	1,998.9	1,775.3	223.6	12.6%
Retail operating	1,691.5	1,167.3	524.2	44.9%
Total	$17,452.3	$15,335.1	$2,117.2	13.8%

Adjusted gross margin	Nine Months Ended
	November 30,			$	%
($’s in thousands)	2010	2009	Change	Change
Factory adjusted gross margin	$4,961.2	$4,397.1	$564.1		12.8%
Retail	1,516.0	1,112.6	403.4		36.3%
Total	$6,477.2	$5,509.7	$967.5		17.6%
(Percent)
Factory adjusted gross margin	32.1%	31.5%	0.6%		1.9%
Retail	60.6%	62.7%	(2.1%)		(3.3%)
Total	36.0%	35.1%	0.9%		2.6%

Adjusted gross margin is equal to gross margin minus depreciation and amortization expense.  We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP").  We believe that adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures.  Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions.  Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP.  Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income.  Due to these limitations, we use adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as gross margin.  The following table provides a reconciliation of adjusted gross margin to gross margin, the most comparable performance measure under GAAP:

	Nine Months Ended
	November 30,
($’s in thousands)	2010	2009
Factory adjusted gross margin	$4,961.2	$4,397.1
Less: Depreciation and Amortization	247.8	252.3
Factory GAAP gross margin	$4,713.4	$4,144.8

Cost of Sales and Gross Margin

Factory margins increased 60 basis points for the first nine months of fiscal 2011 compared to the same period in fiscal 2010 due primarily to increased efficiencies associated with higher production volume and lower transportation related costs resulting from a decrease in fuel costs mostly offset by increases in commodity costs during the first nine months of fiscal 2011 compared to the same period in fiscal 2010.

Franchise Costs

The decrease in franchise costs is due to decreased professional fees partially offset by development costs associated with the development of Aspen Leaf Yogurt, LLC.  As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 26.7% in the first nine months of fiscal 2011 from 29.3% in the same period of fiscal 2010.

Sales and Marketing

The increase in sales and marketing costs for the first nine months of fiscal 2011 compared to the same period in fiscal 2010 is primarily due to increased marketing costs and higher marketing related compensation costs.

General and Administrative

The increase in general and administrative costs for the first nine months of fiscal 2011 compared to the same period in fiscal 2010 is due primarily to an increase in compensation costs.  As a percentage of total revenues, general and administrative expense was unchanged at 9% during the first nine months of fiscal 2011 compared to fiscal 2010.

Retail Operating Expenses

The increase in retail operating expenses during the first nine months of fiscal 2011 compared to the same period in fiscal 2010 was due primarily to an increase in the average number of Company-owned stores from 7 during the first nine months of fiscal 2010 to 12 during the same period of fiscal 2011. Retail operating expenses, as a percentage of retail sales, increased from 65.8% in the first nine months of fiscal 2010 to 67.6% in the same period of fiscal 2011.

Depreciation and Amortization

Depreciation and amortization of $504,000 in the first nine months of fiscal 2011 decreased 4.7% from the $529,000 incurred in the same period of fiscal 2010 due to certain assets becoming fully depreciated.

Other, Net

Other, Net of $41,170 realized in the first nine months of fiscal 2011 represents an increase of $21,720 from the $19,450 realized in the same period of fiscal 2010 due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.

Income Tax Expense

Our effective income tax rate in the first nine months of fiscal 2011 was 35.2% which is a decrease of 2.1% compared to the same period of fiscal 2010.  The decrease in the effective tax rate is primarily due to an increase in allowable deductions related to federal incentives for domestic production activities and a decrease in the tax rate in states where we derive a significant portion of our income.

Liquidity and Capital Resources

As of November 30, 2010, working capital was $9.7 million, compared with $8.9 million as of February 28, 2010, an increase of $800,000.  The increase in working capital was primarily due to operating results less the payment of $1.8 million in cash dividends.

Cash and cash equivalent balances decreased from $3.7 million as of February 28, 2010 to $3.4 million as of November 30, 2010 as a result of cash flows provided by operating activities less than cash flows used by financing and investing activities. Our current ratio was 3.86 to 1 at November 30, 2010 compared to a ratio of 3.71 to 1 at February 28, 2010. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million ($5.0 million available as of November 30, 2010) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets.  The line is subject to renewal in July, 2011.

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

Depreciation expense is based on the historical cost of our fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost.  While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

We do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes.  We also do not engage in transactions in foreign currencies or in interest rate swap transactions that could expose us to market risk.  However, we are exposed to some commodity price and interest rate risks.

We frequently enter into purchase contracts of between six to eighteen months for chocolate, sugar, butter and certain nuts.  These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract.  Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract.

As of November 30, 2010, all of our long-term debt was paid in full.  We also have a $5.0 million bank line of credit that bears interest at a variable rate.  As of November 30, 2010, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to line of credit.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of November 30, 2010, of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PARTII.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings other than routine litigation incidental to its business.

Item 1A.	Risk Factors

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: January 13, 2011	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director