Form 10-K
period 2011-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2011-05-24
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   Yes ☐    No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

On April 30, 2011, there were 6,073,976 shares of Common Stock outstanding.  The aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Market on August 31, 2010) held by non-affiliates was $36,036,701. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement furnished to stockholders in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 28, 2011.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

Cautionary Note Regarding Forward Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties.  The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate" and "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this report in Item 1A. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company”, and sometimes referred to herein with the pronouns “we,” “us,” or “our”) is an international franchisor and confectionery manufacturer. We are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2011, there were 12 Company-owned, 42 licensee-owned and 302 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, and the United Arab Emirates.

Aspen Leaf Yogurt, LLC (“ALY”), a wholly-owned subsidiary of the Company, was incorporated in Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and reorganized as Aspen Leaf Yogurt, LLC on October 14, 2010 with the Company as the sole founding member.  ALY is a franchisor and retail operator of self serve frozen yogurt retail locations.  Since its inception, ALY has been developing franchise-related documents, negotiating leases for retail locations, developing vendor relationships and other organizational activities.  As of February 28, 2011 there was one ALY Company-owned location, as of March 31, 2011, there were three Company-owned Aspen Leaf Yogurt stores operating in three states.

Approximately 55% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. We believe this in-store preparation creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

Our principal competitive strengths lie in our brand name recognition, our reputation for the quality, variety and taste of our products, the special ambiance of our stores, our knowledge and experience in applying criteria for selection of new store locations, our expertise in the manufacture of chocolate candy products and the merchandising and marketing of chocolate and other candy products, and the control and training infrastructures we have implemented to assure consistent customer service and execution of successful practices and techniques at our stores.

We believe our manufacturing expertise and reputation for quality has facilitated the sale of selected products through specialty markets. We are currently selling our products in a select number of specialty markets including wholesaling, fundraising, corporate sales, mail order and internet sales.

Our revenues are currently derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (69-71-72%); (ii) sales at Company-owned stores of chocolates and other confectionery products (including products manufactured by us) (12-10-7%) and (iii) the collection of initial franchise fees and royalties from franchisees (19-19-21%). Our revenues are derived from domestic (97-97-97%) and international (3-3-3%) sources. The figures in parentheses show the percentage of total revenues attributable to each source for fiscal years ended February 28, 2011, 2010 and 2009, respectively.

According to the National Confectioners Association, the total U.S. candy market approximated $29.3 billion of retail sales in 2009 with chocolate generating sales of approximately $16.9 billion. According to the Department of Commerce, per capita consumption of chocolate in 2009 was approximately 14 pounds per year nationally and was approximately unchanged when compared to 2008

Business Strategy

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

Store Atmosphere and Ambiance

We seek to establish an enjoyable and inviting atmosphere in each of our stores.  Each store prepares numerous products, including fudge, barks and caramel apples, in the store. In-store preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. Our design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented at each store.

We have evaluated and updated our store design from our original Victorian concept to a more contemporary design, through our own testing and the input of a nationally recognized design firm. The objective of store design is threefold: (1) increase average revenue per unit thereby opening untapped real estate environments; (2) further emphasize the entertainment and freshness value of our in-store confectionery factory; and (3) improve operational efficiency through optimal store layout. Nearly all domestic stores in operation incorporate elements of the new design.

Site Selection

Careful selection of a site is critical to the success of our stores. We consider many factors in identifying suitable sites, including tenant mix, visibility, attractiveness, accessibility, level of foot traffic and occupancy costs. Final site selection occurs only after our senior management has approved the site. We believe that the experience of our management team in evaluating a potential site is one of our competitive strengths.

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

Increase Same Store Retail Sales at Existing Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2007	0.3%
2008	(0.9%)
2009	(5.4%)
2010	(2.9%)
2011	0.6%

We believe that the negative trend in FY 2008, FY 2009 and FY 2010 was due to the global economic recession that significantly impacted retailing, in general, and regional shopping mall customer traffic, in particular, throughout the United States during all of 2008, 2009 and the first three quarters of FY 2010 resulting in the worst economic and retail environment in our history. We experienced a decrease in same store sales of (6.7%) in our fiscal first quarter of 2010 followed by decreases in same store sales of (4.6%) and (3.2%) in our fiscal second and third quarters and an increase of 1.4% in our fiscal fourth quarter of 2010 compared with the same periods in FY 2009. The negative trend reversed slightly in FY 2011 and we experienced a 0.6% increase in same store sales though we still believe that the retail environment will continue to be challenging and has not significantly recovered from the effects of the economic environment.

We have designed a contemporary and coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience.  We also believe that the successful launch of new packaging has had a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In FY 2011, same store pounds purchased by franchisees decreased 0.6% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe the decrease in same store pounds purchased was due in part to a product mix shift from factory-made products to products made in the store such as caramel apples and we believe the decline in same store pounds purchased contrary to the slight increase in same store sales is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchise-owned stores.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of our Company-owned and 166 of our franchised stores through March 31, 2011. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and impact store operations.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business.  Key elements of our expansion strategy include:

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

High Traffic Environments

We currently establish franchised stores in the following environments: outlet centers, tourist environments, regional centers, street fronts, airports and other entertainment-oriented environments. Over the last several years, we have had a particular focus on regional center locations.  We are optimistic that our exciting store design will allow us to continue targeting the over 1,400 regional centers in the United States. We have established a business relationship with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments.

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

We seek to establish a fun and inviting atmosphere in our Rocky Mountain Chocolate Factory store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store.  Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. An average of approximately 55% of the revenues of franchised stores is generated by sales of products prepared on the premises. We believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

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

On January 26, 2007, we began testing co-branded locations with a variety of strategic partners. Co-branding a location is a potential vehicle to possibly exploit retail environments that would not typically support a stand alone Rocky Mountain Chocolate Factory store.  Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand alone Rocky Mountain Chocolate Factory stores.  Our co-branded partner’s franchisees currently operate 49 locations.

We are still in the testing and evaluation stage of our co-branding strategy and believe that if this strategy proves financially viable it could represent a significant future growth opportunity for us.

Products and Packaging

We produce approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 100 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. On average, approximately 40% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 55% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products, such as ice cream, coffee and other sundries, purchased from approved suppliers.

We use only the finest chocolates, nut meats and other wholesome ingredients in our candies and continually strive to offer new confectionery items in order to maintain the excitement and appeal of our products. We develop special packaging for the Christmas, Valentine's Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year.

Chocolate candies that we manufacture are sold at prices ranging from $16.50 to $30.00 per pound, with an average price of $19.43 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic.  Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2011 include:

Regional Centers	25.4%
Outlet Centers	23.0%
Festival/Community Centers	19.4%
Tourist Areas	15.7%
Street Fronts	8.9%
Airports	4.4%
Other	3.2%

Regional Centers

As of February 28, 2011, there were Rocky Mountain Chocolate Factory stores in approximately 63 regional centers, including a location in the Mall of America in Bloomington, Minnesota.  Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts. Our existing store concept is designed to unlock the potential of the regional center environment.

Outlet Centers

We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, management believes that our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Tourist Areas, Street Fronts and Other Entertainment-Oriented Shopping Centers

As of February 28, 2011, there were approximately 39 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

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

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine.  As of March 31, 2011, there were 302 franchised stores in the Rocky Mountain Chocolate Factory system.

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred by existing franchisees, to interested consumers who have visited Rocky Mountain Chocolate Factory stores and to existing franchisees. We also advertise for new franchisees in national and regional newspapers as suitable potential store locations come to our attention. Franchisees are approved by us on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with our operating philosophy.

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2011, Immaculate Confections operated 52 stores under this agreement.

In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates.  Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2011, Al Muhairy Group operated 4 stores under this agreement.

On August 18, 2009, we entered into a definitive Master License Agreement with Kahala Franchise Corp.  Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are anticipated to be co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands.  Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. The agreement runs until the date upon which the last co-branded store ceases to be open for business or unless earlier terminated by an event of either party’s default. As of March 31, 2011, Cold Stone Creamery franchisees operated 42 stores under this agreement.

Training and Support

Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a comprehensive training program in store operations and management. We have established a training center at our Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include our philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to our operations by working in key factory operational areas and by meeting with members of our senior management.

Our operating objectives include providing knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in our proven techniques.

We provide ongoing support to franchisees through our field consultants, who maintain regular and frequent communication with the stores by phone and by site visits. The field consultants also review and discuss with the franchisee, store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs. We have developed a handbook containing a "pre-packaged" local store marketing plan, which allows franchisees to implement cost-effective promotional programs that have proven successful in other Rocky Mountain Chocolate Factory stores.

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

Under the current form of domestic Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Rocky Mountain Chocolate Factory or Aspen Leaf Yogurt stores only in the immediate vicinity of their stores. Chocolate and yogurt products not made on the premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment is likely to adversely affect the Rocky Mountain Chocolate Factory system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business - Regulation."

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

The term of each franchise agreement is ten years, and franchisees have the right to renew for one additional ten-year term.

Franchise Financing

We do not provide prospective franchisees with financing for their stores, but we have developed relationships with several sources of franchisee financing to whom we will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required our assistance.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations.  The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval.  At February 28, 2011, approximately $466,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2011 there were 12 Company-owned Rocky Mountain Chocolate Factory stores and 3 Company-owned Aspen Leaf Yogurt stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from us similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "Franchising Program-Quality Standards and Control."

Manufacturing Operations

General

We manufacture our chocolate candies at our factory in Durango, Colorado. All products are produced consistent with our philosophy of using only the finest, highest quality ingredients to achieve our marketing motto of "the Peak of Perfection in Handmade Chocolates®."

Our management has always believed that we should control the manufacturing of our own chocolate products. By controlling manufacturing, we can better maintain our high product quality standards, offer unique, proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

Manufacturing Processes

The manufacturing process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and we employ strict quality control procedures at every stage of the manufacturing process. We use a combination of manual and automated processes at our factory. Although we believe that it is currently preferable to perform certain manufacturing processes, such as dipping of some large pieces by hand, automation increases the speed and efficiency of the manufacturing process. We have from time to time automated processes formerly performed by hand where it has become cost-effective for us to do so without compromising product quality or appearance.

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

Ingredients

The principal ingredients used in our RMCF products are chocolate, nuts, sugar, corn syrup, cream and butter. The factory receives shipments of ingredients daily. To ensure the consistency of our products, we buy ingredients from a limited number of reliable suppliers. In order to assure a continuous supply of chocolate and certain nuts, we frequently enter into purchase contracts of between six to eighteen months for these products. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. We have one or more alternative sources for all essential ingredients and therefore believe that the loss of any supplier would not have a material adverse effect on our results of operations. We currently purchase small amounts of finished candy from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores.

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

We focus on local store marketing efforts by providing customizable marketing materials, including advertisements, coupons, flyers and mail order catalogs generated by our in-house

Creative Services department. The department works directly with franchisees to implement local store marketing programs.

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

We believe that our principal competitive strengths lie in our name recognition and our reputation for the quality, value, variety and taste of our products and the special ambiance of our stores; our knowledge and experience in applying criteria for selection of new store locations; our expertise in merchandising and marketing of chocolate and other candy products; and the control and training infrastructures we have implemented to assure execution of successful practices and techniques at our store locations. In addition, by controlling the manufacturing of our own chocolate products, we can better maintain our high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.

Trade Name and Trademarks

The trade name "Rocky Mountain Chocolate Factory®," the phrases, "The Peak of Perfection in Handmade Chocolates®", "America's Chocolatier®”, “The World’s Chocolatier®” as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are our proprietary rights. We believe that all of the foregoing are of material importance to our business. The registration for the trademark “Rocky Mountain Chocolate Factory” is registered in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark and/or obtained in certain foreign countries.  We have filed applications for similar rights for Aspen Leaf Yogurt and those applications are currently pending.

We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.

Employees

At February 28, 2011, we employed approximately 260 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.  We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 30, 2011 are as follows:

Name	Age	Position
Franklin E. Crail	69	Chairman of the Board, President and Director
Bryan J. Merryman	50	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	45	Sr. Vice President – Franchise Development and Operations
Edward L. Dudley	47	Sr. Vice President - Sales and Marketing
William K. Jobson	55	Chief Information Officer
Jay B. Haws	61	Vice President - Creative Services
Jeremy M. Kinney	34	Vice President - Finance
Donna L. Coupe	45	Vice President – Franchise Support and Training
Tracy D. Wojcik	48	Corporate Secretary

Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. Since our incorporation in November 1982, he has served as our President and director. He was elected Chairman of the Board in March 1986. Prior to founding the Company, Mr. Crail was co-founder and president of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry.

Mr. Merryman joined the Company in December 1997 as Vice President - Finance and Chief Financial Officer. Since April 1999, Mr. Merryman has also served as our Chief Operating Officer and as a director, and since January 2000, as our Treasurer. Prior to joining the Company, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm) from January 1997 to December 1997. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of aftermarket auto parts from July 1996 to November 1997, and was employed for more than eleven years by Deloitte and Touche LLP, an independent public accounting firm.

Mr. Pope became Sr. Vice President of Franchise Development and Operations in May 2004. Since joining the Company in October 1990, he has served in various positions including store manager, new store opener and franchise field consultant. In March 1996, he became Director of Franchise Development and Support. In June 2001, he became Vice President of Franchise Development, a position he held until he was promoted to his present position.

Mr. Dudley joined the Company in January 1997 to spearhead the Company’s newly formed Product Sales Development function as Vice President - Sales and Marketing. He was promoted to Senior Vice President in June 2001. During his 10 year career with Baxter Healthcare Corporation, Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997.

Mr. Jobson joined the Company in July 1998 as Director of Information Technology. In June 2001, he was promoted to Chief Information Officer. From July 1995 to July 1998, Mr. Jobson worked for ADAC Laboratories in Durango, Colorado, a leading provider of diagnostic imaging and information systems solutions in the healthcare industry, as Manager of Technical Services and before that, Regional Manager.

Mr. Haws joined the Company in August 1991 as Vice President of Creative Services. Since 1981, Mr. Haws had been closely associated with us both as a franchisee and marketing/graphic design consultant. From 1986 to 1991, he operated two Rocky Mountain Chocolate Factory franchises located in San Francisco, California. From 1983 to 1989, he served as Vice President of Marketing for Image Group, Inc., a marketing communications firm based in Northern California. Concurrently, Mr. Haws was co-owner of two other Rocky Mountain Chocolate Factory franchises located in Sacramento, and Walnut Creek California. From 1973 to 1983, he was principal of Jay Haws and Associates, an advertising and graphic design agency.

Mr. Kinney became Vice President of Finance in May 2008. Since joining the Company in March 1999, he has served in various operational and financial positions including Director of Retail Operations and Operational Analysis. In May 2007, he became Corporate Controller, a position he held until he was promoted to his present position.

Ms. Coupe became Vice President of Franchise Support and Training in June 2008. From 1992 to 1997, she managed franchised stores in Northern California for absentee owners. Since joining the Company in October 1997, she has served in various positions including Field Consultant, Regional Manager and Director of Franchise Support.

Ms. Wojcik joined the Company in April 2011 as our Corporate Secretary.  From 2007 until joining the Company, Ms. Wojcik was employed by us on a contractual basis, performing an annual assessment of the Company’s internal controls over financial reporting related to Sarbanes-Oxley compliance.  From 2000 to 2006, Ms. Wojcik was employed by Ceridian as an Implementation Consultant for Human Resources software applications.  Throughout her career, Ms. Wojcik has held various administrative and technical positions in Human Resources.

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

We make available free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated into, and should not be considered a part of, this report.

Item 1A. Risk Factors

General Economic Conditions Could Have A Material Adverse Effect on our Business, Results of Operations and Liquidity

Consumer purchases of discretionary items, including our products generally decline during weak economic periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors.  Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future.  These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of products altogether.

Continued economic weakness could have a material effect on our results of operations, liquidity and capital resources.  It could also impact our ability to fund growth and/or result in us becoming more reliant on external financing, the availability and terms of which may be uncertain.  In addition, a weak economic environment may exacerbate the risks noted below.

Comparable Store Sales Have Been Negatively Affected by the Economy and Will Continue to Fluctuate on a Regular Basis

Our comparable store sales defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future.  During the past five fiscal years, comparable sales results have fluctuated as follows: (a) from (5.4%) to 0.6% for annual results; (b) from (10.0%) to 3.1% for quarterly results.  Our comparable store sales were particularly adversely affected by the economy in the fourth quarter of FY 2009 and continued to be adversely affected through the first three quarters of FY 2010.  Same store sales increased 1.4% in the fourth quarter of FY 2010. Sustained declines in comparable store sales or significant comparable store sales declines in any single period could have a material adverse effect on our results of operations.

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers

Revenue from one customer of the Company’s manufacturing segment represented approximately $3.4 million or 11% of the Company’s revenues during the year ended February 28, 2011.  The Company’s future results may be adversely impacted by a change in the purchases of this customer.

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

The Seasonality of Our Sales Can Have a Significant Impact on Our Financial Results from Quarter to Quarter

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during the Christmas and summer vacation seasons than at other times of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Our Growth is Dependent Upon Attracting and Retaining Qualified Franchisees and Their Ability to Operate Their Franchised Stores Successfully

Our continued growth and success is dependent in part upon our ability to attract, retain and contract with qualified franchisees. Our growth is dependent upon the ability of franchisees to operate their stores successfully, promote and develop our store concepts, and maintain our reputation for an enjoyable in-store experience and product quality. Although we have established criteria to evaluate prospective franchisees and have been successful in attracting franchisees, there can be no assurance that franchisees will be able to operate successfully in their franchise areas in a manner consistent with our concepts and standards.

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

The Retailing of Confectionery and Yogurt Products is Highly Competitive and Many of Our Competitors Have Competitive Advantages Over Us.

The retailing of confectionery and yogurt products is highly competitive. We and our franchisees compete with numerous businesses that offer similar products. Many of these competitors have greater name recognition and financial, marketing and other resources than we do. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees. Competitive market conditions could have a material adverse effect on us and our results of operations and our ability to expand successfully.

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced By Third Parties Could Adversely Effect Our Operations

We believe approximately 40% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 55% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. A significant decrease in the amount of products franchisees purchase from us, therefore, could adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from third party suppliers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2011, our factory produced approximately 2.62 million pounds of chocolate candies, an increase of 12% from the approximately 2.33 million pounds produced in FY 2010. During FY 2008, we conducted a study of factory capacity.  As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2011, 11 of the 12 Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from December 2011 to December 2019, some of which contain optional five-year renewal rights. As of March 31, 2011, four Aspen Leaf Yogurt Company-owned stores were occupied pursuant to non-cancelable leases of five years having varying expiration dates from December 2015 to January 2016, some of which contain optional five-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations. At March 31, 2011, we were the primary lessee at 2 of our 302 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. (REMOVED AND RESERVED)

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Market which is part of The NASDAQ Stock Market under the trading symbol “RMCF”. On February 17, 2010, our Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 12, 2010 to shareholders of record as of February 26, 2010. On February 15, 2011, the Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 11, 2011 to shareholders of record as of February 25, 2011.

The table below sets forth high and low price information and dividends declared for the Common Stock for each quarter of fiscal years 2011 and 2010.

Fiscal Year Ended February 28, 2011	HIGH	LOW	Dividends declared
Fourth Quarter	$10.50	$9.41	.1000
Third Quarter	$9.95	$9.20	.1000
Second Quarter	$10.08	$8.91	.1000
First Quarter	$10.26	$8.55	.1000

Fiscal Year Ended February 28, 2010	HIGH	LOW	Dividends declared
Fourth Quarter	$8.93	$8.00	.1000
Third Quarter	$9.20	$7.85	.1000
Second Quarter	$8.65	$7.50	.1000
First Quarter	$9.19	$4.08	.1000

On April 29, 2011 the closing price for the Common Stock was $10.54.

Holders

On April 30, 2011 there were approximately 400 record holders of the Company's Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

Comparison of Return on Equity

The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, in the Nasdaq Index, in the Russell 2000 Index and in a Peer Group Index of companies in the confectionery industry, on February 28, 2006. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Return	Return	Return	Return	Return	Return
Company/Index Name	2/2006	2/2007	2/2008	2/2009	2/2010	2/2011

Rocky Mountain Chocolate Factory, Inc.	100.00	91.10	90.60	43.73	67.85	85.26
NASDAQ Composite	100.00	108.42	103.52	63.19	102.68	124.77
Russell 2000	100.00	109.87	96.21	55.43	90.88	114.23
Peer Group (1)	100.00	110.25	113.75	96.98	124.43	164.78

(1)	Comprised of the following companies: The Hershey Company, Imperial Sugar Company, Paradise, Inc., Tootsie Roll Industries, Inc., and Valhi, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2007 through 2011, are derived from the Financial Statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

 (Amounts in thousands, except per share data)
	YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of Operations Data	2011	2010	2009	2008	2007
Total revenues	$31,128	$28,437	$28,539	$31,878	$31,573
Operating income	5,950	5,671	5,819	7,914	7,561
Net income	$3,911	$3,580	$3,719	$4,961	$4,745

Basic Earnings per Common Share	$.65	$.60	$.62	$.78	$.74

Diluted Earnings per Common Share	$.62	$.58	$.60	$.76	$.71
Weighted average common shares outstanding	6,051	6,013	5,985	6,341	6,432
Weighted average common shares outstanding, assuming dilution	6,290	6,210	6,157	6,501	6,659
Selected Balance Sheet Data
Working capital	$9,831	$8,930	$7,371	$5,152	$7,503
Total assets	21,439	18,920	16,841	16,147	18,456
Stockholders’ equity	16,654	14,731	13,242	11,655	14,515

Cash Dividend Declared per Common Share	$.400	$.400	$.400	$.390	$.324

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Trends and Outlook

The fourth quarter retail environment of FY 2009 proved to be the most challenging in our history. Global economic turmoil resulted in a swift and steep decline in consumer spending and a shopping landscape dominated by promotional activity.

We continued to experience this difficult environment throughout FY 2010 and FY 2011. As a result, we have and will continue to focus on managing the business in a seasoned, disciplined and controlled manner.

In managing the business in FY 2012, we are taking a conservative view of market conditions. We will continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions.

We are a product-based international franchisor. Our revenues and profitability are derived principally from its franchised system of retail stores that feature chocolate and other confectionery products. We also sell our candy in selected locations outside our system of retail stores to build brand awareness. We operate thirteen retail units as a laboratory to test marketing, design and operational initiatives.

We are subject to seasonal fluctuations in sales because of the location of our franchisees, which have traditionally been located in resort or tourist locations.  As we expand our geographical diversity to include regional centers, it has seen some moderation to its seasonal sales mix. Seasonal fluctuation in sales causes fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during the Christmas holiday and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same store sales and increased same store pounds purchased from the factory.  Historically, unit growth has more than offset decreases in same store sales and same store pounds purchased.

Our ability to successfully achieve expansion of our franchise systems depends on many factors not within our control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. Same store pounds purchased from the factory by franchised stores increased approximately 0.5% in the first quarter, declined approximately 1.0% in the second quarter, increased approximately 2.3% in the third quarter, declined approximately 8.2% in the fourth quarter and declined approximately 0.6% overall in FY 2011 as compared to the same periods in FY 2010.

On May 11, 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery.  The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We believe that if this co-branding strategy proves financially viable it could represent a significant future growth opportunity.  As of February 28, 2011, licensees operated 40 co-branded locations.

On September 30, 2010 we incorporated Aspen Leaf Yogurt, LLC (“ALY”), a wholly-owned subsidiary of the Company.  ALY is a franchisor and retail operator of self serve frozen yogurt retail locations.  Since its inception, ALY has been developing franchise-related documents, negotiating leases for retail locations, developing vendor relationships and other organizational activities.  As of February 28, 2011 we had one ALY Company-owned location operating and, as of March 31, 2011, there were three Company-owned ALY stores operating in three states.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts and notes receivable from franchisees, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. We base our estimates on analyses, of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our financial statements, although not all inclusive.

Accounts and Notes Receivable - In the normal course of business, we extend credit to customers, primarily franchisees, that satisfy pre-defined credit criteria. We believe that we have a limited concentration of credit risk primarily because our receivables are secured by the assets of the franchisees to which we ordinarily extend credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which we perform our analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.

We recorded an average expense of approximately $211,000 per year for potential uncollectible accounts over the three-year period ended February 28, 2011. Write-offs of uncollectible accounts net of recoveries averaged approximately $119,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 6.5% to 7.1% of gross receivables.

Revenue Recognition - We recognize revenue on sales of products to franchisees and other customers at the time of delivery. Franchise fee revenue is recognized upon the opening of the store.  We also recognize a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of fiscal year 2004, we modified our royalty structure.  Under the current structure, we recognize no royalty on franchised stores’ retail sales of products purchased from us and recognize a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 we recognize a royalty fee of five percent (5%) of franchised stores’ gross retail sales.

Inventories - Our inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2011, the Company recorded expense averaging approximately $67,000 per year for potential inventory losses, or approximately 0.4% of total cost of sales for that period.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350 all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in FY 2011 showed no impairment of our goodwill.

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

Results of Operations

Fiscal 2011 Compared To Fiscal 2010

Results Summary

Basic earnings per share increased 8.3% from $.60 in FY 2010 to $.65 in FY 2011. Revenues increased 9.5% from FY 2010 to FY 2011. Operating income increased 5.4% from $5.6 million in FY 2010 to $6.0 million in FY 2011. Net income increased 9.2% from $3.6 million in FY 2010 to $3.9 million in FY 2011. The increase in revenue, earnings per share, operating income, and net income in FY 2011 compared to FY 2010 was due primarily to an increase in revenues from our system of domestic franchise and licensed locations and an increase in sales to specialty market customers outside our system of franchise and licensed retail locations.

Revenues
($’s in thousands)	2011	2010	Change	% Change
Factory sales	$21,627.6	$20,118.2	$1,509.4	7.5%
Retail sales	3,716.5	2,825.8	890.7	31.5%
Royalty and marketing fees	5,456.6	5,288.0	168.6	3.2%
Franchise fees	327.3	204.5	122.8	60.0%
Total	$31,128.0	$28,436.5	$2,691.5	9.5%

Factory Sales

Factory sales increased in FY 2011 compared to FY 2010 due to an increase in revenues from product sales to our system of domestic franchise and licensed locations and a 13.7% increase in product shipments to specialty markets customers. Same store pounds purchased in FY 2011 were down approximately 0.6% from FY 2010. The Company believes the decrease in same store pounds purchased is due primarily to a product mix shift from factory products to products made in the stores and is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchised stores.

Retail Sales

The increase in total retail sales was due to an increase in the average number of Company-owned stores in operation from eight during FY 2010 to 12 Company-owned stores in FY 2011. Same store retail sales at Company-owned store stores declined 2.0%in FY 2011 compared to FY 2010 due to decreased customer traffic counts at certain Company-owned locations.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees resulted from an increase in same store sales of 0.6% and an increase in royalties from licensed co-branded locations, partially offset by a decrease in the average number of domestic units in operation from 266 in FY 2010 to 255 in FY 2011. Franchise fee revenues increased due to an increase in license fees related to the Company’s Cold Stone Creamery co-branding initiative and renewal of the Franchise Development Agreement covering the Gulf Cooperation Council States of United Arab Emirates.

Costs and Expenses
($’s in thousands)	2011	2010	Change	% Change

Cost of sales – factory adjusted	$14,784.7	$13,830.4	$954.3	6.9%
Cost of sales - retail	1,443.5	1,080.2	363.3	33.6%
Franchise costs	1,575.8	1,499.5	76.3	5.1%
Sales and marketing	1,594.8	1,505.4	89.4	5.9%
General and administrative	2,691.7	2,422.1	269.6	11.1%
Retail operating	2,416.8	1,757.0	659.8	37.6%
Total	$24,507.3	$22,094.6	$2,412.7	10.9%

Adjusted Gross margin
($’s in thousands)
Factory adjusted gross margin	$6,842.9	$6,287.8	$555.1	8.8%
Retail	2,273.0	1,745.6	527.4	30.2%
Total	$9,115.9	$8,033.4	$1,082.5	13.5%

(Percent)
Factory adjusted gross margin	31.6%	31.3%	0.3%	1.0%
Retail	61.2%	61.8%	(0.6%)	(1.0%)
Total	36.0%	35.0%	1.0%	2.9%

Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense.  We believe factory adjusted gross margin is helpful in understanding our past performance as a supplement to factory gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP").  We believe that factory adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures.  Additionally, we use factory adjusted gross margin rather than factory gross margin to make incremental pricing decisions.  Factory adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP.  Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income.  Due to these limitations, we use factory adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as factory gross margin.  The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

($’s in thousands)	2011	2010
Factory adjusted gross margin	$6,842.9	$6,287.8
Less: Depreciated and Amortization	321.2	336.0
Factory GAAP gross margin	$6,521.7	$5,951.8

Cost of Sales

Factory margins increased 30 basis points from FY 2010 compared to FY 2011 due primarily to an increase in manufacturing efficiencies related to increased production volume partially offset by an increase in transportation related costs resulting from an increase in fuel costs during FY 2011 versus FY 2010.

Franchise Costs

The increase in franchise costs is due to costs associated with development of Aspen Leaf Yogurt, LLC in FY 2011 compared with FY 2010. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs were approximately unchanged at 27.2% in FY 2011 from 27.3% in FY 2010.

Sales and Marketing

Sales and marketing costs increased 5.9% in FY 2011 compared with FY 2010 due primarily to an increase in advertising related costs. This increase was primarily the result of a planned increase in expenses associated with our marketing efforts.

General and Administrative

The increase in general and administrative costs is due primarily to an increase in compensation related costs. This increase was the result of a planned increase in compensation related costs.  As a percentage of total revenues, general and administrative expenses increased to 8.6% in FY 2011 compared to 8.5% in FY 2010.

Retail Operating Expenses

The increase in retail operating expenses during FY 2011 compared to FY 2010 was due primarily to an increase in the average number of Company-owned stores in operation from eight during FY 2010 to 12 Company-owned stores in FY 2011. Retail operating expenses, as a percentage of retail sales, increased from 62.2% in FY 2010 to 65.0% in FY 2011 due to a higher increase in costs relative to the increase in revenues.

Depreciation and Amortization

Depreciation and amortization of $670,000 in FY 2011 decreased 4.0% from $699,000 incurred in FY 2010 due to certain assets becoming fully depreciated.

Other, Net

Other, Net of $58,700 realized during FY 2011 represents an increase of $31,500 from the $27,200 realized FY 2010 due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.

Income Tax Expense

Our effective income tax rate in FY 2011 was 34.9% which is a decrease of 2.0% compared to an effective rate of 36.9% during FY 2010.  The decrease in the effective tax rate is primarily due to an increase in allowable deductions related to federal incentives for domestic production activities and a decrease in the tax rate in states where we derive a significant portion of our income.

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

Retail Sales

The increase in total retail sales was due to an increase in the average number of Company-owned stores in operation from six during FY 2009 to eight Company-owned stores in FY 2010. Same store retail sales at Company-owned store declined 1.7%  in FY 2010 compared to FY 2009 due to decreased customer traffic counts at certain Company-owned locations.

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

Costs and Expenses
($’s in thousands)	2010	2009	Change	% Change

Cost of sales – factory adjusted	$13,830.4	$14,360.3	$(529.9)	(3.7%)
Cost of sales - retail	1,080.2	716.8	363.4	50.7%
Franchise costs	1,499.5	1,718.6	(219.1)	(12.7%)
Sales and marketing	1,505.4	1,495.4	10.0	0.6%
General and administrative	2,422.1	2,562.3	(140.2)	(5.5%)
Retail operating	1,757.0	1,107.9	649.1	58.6%
Total	$22,094.6	$21,961.3	$133.3	0.6%

Adjusted Gross margin
($’s in thousands)
Factory adjusted gross margin	$6,287.8	$6,212.2	$75.6	1.2%
Retail	1,745.6	1,163.9	581.7	50.0%
Total	$8,033.4	$7,376.1	$657.3	8.9%

(Percent)
Factory adjusted gross margin	31.3%	30.2%	1.1%	3.6%
Retail	61.8%	61.9%	(0.1%)	(0.2%)
Total	35.0%	32.9%	2.1%	6.4%

Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense.  We believe factory adjusted gross margin is helpful in understanding our past performance as a supplement to factory gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP").  We believe that factory adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures.  Additionally, we use factory adjusted gross margin rather than factory gross margin to make incremental pricing decisions.  Factory adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP.  Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income.  Due to these limitations, we use factory adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as factory gross margin.  The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

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

Retail Operating Expenses

The increase in retail operating expenses during FY 2010 compared to FY 2009 was due primarily to an increase in the average number of Company-owned stores in operation from six during FY 2009 to eight average Company-owned stores in FY 2010. Retail operating expenses, as a percentage of retail sales, increased from 58.9% in FY 2009 to 62.2% in FY 2010 due to a higher increase in costs relative to the increase in revenues.

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

Income Tax Expense

Our effective income tax rate in FY 2010 was 36.9% which is an increase of 0.7% compared to FY 2009. The increase in the effective tax rate is primarily due to a decrease in allowable deductions for FY 2010.

Liquidity and Capital Resources

As of February 28, 2011, working capital was $9.8 million compared with $8.9 million as of February 28, 2010.  The change in working capital was due primarily to operating results less the payment of $2.4 million in cash dividends and the purchase of $1.3 million of property and equipment related to store build out, plant investment and upgrades to our IT infrastructure.

Cash and cash equivalent balances decreased from $3.7 million as of February 28, 2010 to $3.3 million as of February 28, 2011 as a result of cash flows generated by operating activities  being less than cash flows used in financing and investing activities. The Company’s current ratio was 3.67 to 1 at February 28, 2011 in comparison with 3.71 to 1 at February 28, 2010. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 28, 2011, secured by substantially all of the Company’s assets except retail store assets. The credit line is subject to renewal in July 2011.

The table below presents significant contractual obligations of the Company at February 28, 2011.

(Amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	More Than 5 years
Line of credit	-	-	-	-	-
Notes payable	-	-	-	-	-
Operating leases	3,511	952	1,661	779	119
Other long-term obligations	751	125	262	220	144
Total Contractual cash obligations	4,262	1,077	1,923	999	263

For FY 2012, the Company anticipates making capital expenditures of approximately $2,500,000, which will be used to build several Aspen Leaf Yogurt stores and maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2012. If necessary, the Company has an available bank line of credit to help meet these requirements.

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

Seasonality

The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during the Christmas holiday and summer vacation seasons. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.  As of February 28, 2011, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the prices of cocoa would result in a $58,000 favorable or unfavorable price benefit resulting from our contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate.  As of February 28, 2011, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit due to the limited use of the line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Rocky Mountain Chocolate Factory, Inc. and Subsidiary
Durango, Colorado

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. and Subsidiary (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2011.  In connection with our audit of the financial statements, we have also audited the financial statement Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended February 28, 2011.  The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule II for each of the three years in the period ended February 28, 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ehrhardt Keefe Steiner & Hottman PC
May 24, 2011
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28
	2011	2010	2009
Revenues
Sales	$25,344,079	$22,944,017	$22,453,165
Franchise and royalty fees	5,783,892	5,492,531	6,085,534
Total revenues	31,127,971	28,436,548	28,538,699

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $321,191, $336,009 and $370,485, respectively	16,228,237	14,910,622	15,077,143
Franchise costs	1,575,817	1,499,477	1,718,595
Sales & marketing	1,594,796	1,505,431	1,495,442
General and administrative	2,691,640	2,422,147	2,562,280
Retail operating	2,416,798	1,756,956	1,107,872
Depreciation and amortization	670,321	698,580	758,322

Total costs and expenses	25,177,609	22,793,213	22,719,654

Operating Income	5,950,362	5,643,335	5,819,045

Other Income (Expense)
Interest expense	-	-	(15,851)
Interest income	58,697	27,210	21,341
Other, net	58,697	27,210	5,490

Income Before Income Taxes	6,009,059	5,670,545	5,824,535

Income Tax Expense	2,098,218	2,090,468	2,105,972

Net Income	$3,910,841	$3,580,077	$3,718,563

Basic Earnings per Common Share	$.65	$.60	$.62

Diluted Earnings per Common Share	$.62	$.58	$.60

Weighted Average Common Shares Outstanding	6,050,985	6,012,717	5,984,791
Dilutive Effect of Employee Stock Awards	239,160	197,521	172,265
Weighted Average Common Shares Outstanding, Assuming Dilution	6,290,145	6,210,238	6,157,056

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$3,344,490	$3,743,092
Accounts receivable, less allowance for doubtful accounts of $376,319 and $395,291, respectively	4,823,257	4,427,526
Notes receivable, current	370,635	91,059
Refundable income taxes	119,888	-
Inventories, less reserve for slow moving inventory of $246,631 and $268,872, respectively	4,124,188	3,281,447
Deferred income taxes	445,194	461,249
Other	279,335	220,163
Total current assets	13,506,987	12,224,536

Property and Equipment, Net	6,275,406	5,186,709

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $14,000 and $0, respectively	467,431	263,650
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	59,218	110,025
Other	82,822	88,050
Total other assets	1,656,415	1,508,669

Total assets	$21,438,808	$18,919,914
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,540,930	$877,832
Accrued salaries and wages	547,539	646,156
Other accrued expenses	718,814	946,528
Dividend payable	606,998	602,694
Deferred income	261,410	220,938
Total current liabilities	3,675,691	3,294,148

Deferred Income Taxes	1,109,002	894,429

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value; 100,000,000 shares authorized; 6,069,976 and 6,026,938 shares issued and outstanding, respectively	182,099	180,808
Additional paid-in capital	8,060,041	7,626,602
Retained earnings	8,411,975	6,923,927
Total stockholders’ equity	16,654,115	14,731,337

Total liabilities and stockholders’ equity	$21,438,808	$18,919,914

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28
	2011	2010	2009
Common Stock
Balance at beginning of year	$180,808	$179,696	$179,428
Issuance of common stock	120	120	127
Exercise of stock options, vesting of restricted stock units and other	1,171	992	141
Balance at end of year	182,099	180,808	179,696

Additional Paid-In Capital
Balance at beginning of year	7,626,602	7,311,280	7,047,142
Issuance of common stock	37,880	21,080	49,275
Exercise of stock options, vesting of restricted stock units and other	384,364	294,242	214,863
Tax benefit from employee stock transactions	11,195	-	-
Balance at end of year	8,060,041	7,626,602	7,311,280

Retained Earnings
Balance at beginning of year	6,923,927	5,751,017	4,428,467
Net income	3,910,841	3,580,077	3,718,563
Cash dividends declared	(2,422,793)	(2,407,167)	(2,396,013)
Balance at end of year	8,411,975	6,923,927	5,751,017

Total Stockholders’ Equity	$16,654,115	$14,731,337	$13,241,993

Common Shares
Balance at beginning of year	6,026,938	5,989,858	5,980,919
Issuance of common stock	4,000	4,000	4,250
Exercise of stock options, vesting of restricted stock units and other	39,038	33,080	4,689
Balance at end of year	6,069,976	6,026,938	5,989,858

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$3,910,841	$3,580,077	$3,718,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670,321	698,580	758,322
Provision for loss on accounts and notes receivable	195,000	220,000	219,000
Provision for inventory loss	60,000	60,000	80,000
(Gain) loss on sale of assets	(465)	(82,033)	20,990
Expense recorded for stock compensation	413,659	316,434	240,013
Deferred income taxes	230,628	(25,323)	(105,180)
Changes in operating assets and liabilities:
Accounts receivable	(643,735)	(470,209)	(669,508)
Refundable income taxes	(119,888)	-	-
Inventories	(902,741)	723,164	(125,754)
Other assets	(68,283)	(4,709)	21,742
Accounts payable	336,249	(196,811)	(635,861)
Income taxes payable	-	308,086	99,613
Accrued liabilities	(326,332)	328,867	21,433
Deferred income	40,472	78,938	(161,000)
Net cash provided by operating activities	3,795,726	5,535,061	3,482,373

Cash Flows From Investing Activities:
Additions to notes receivable	(591,852)	(230,257)	-
Proceeds received on notes receivable	94,495	-	1,798
Proceeds from sale or distribution of assets	18,652	116,800	8,910
Decrease (increase) in other assets	(20,445)	(30,169)	13,364
Purchase of property and equipment	(1,297,761)	(498,832)	(256,034)
Net cash used in investing activities	(1,796,911)	(642,458)	(231,962)

Cash Flows From Financing Activities:
Net change in line of credit	-	-	(300,000)
Issuance of common stock	9,876	-	24,393
Tax benefit of stock option exercise	11,195	-	-
Dividends paid	(2,418,488)	(2,403,458)	(2,396,499)
Net cash used in financing activities	(2,397,417)	(2,403,458)	(2,672,106)

Net Increase (Decrease) In Cash And Cash Equivalents	(398,602)	2,489,145	578,305

Cash And Cash Equivalents At Beginning Of Year	3,743,092	1,253,947	675,642

Cash And Cash Equivalents At End Of Year	$3,344,490	$3,743,092	$1,253,947

The accompanying notes are an integral part of these consolidated statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc. and its wholly-owned subsidiary, Aspen Leaf  Yogurt, LLC (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

Rocky Mountain Chocolate Factory, Inc. (“RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010.  ALY is a franchisor and retail operator of self serve frozen yogurt retail locations.  Since its inception, ALY has been developing franchise related documents, negotiating leases for retail locations, developing vendor relationships and other organizational activities.  ALY has been primarily focused on activities of organization. For the twelve months ended February 28, 2011 ALY has recognized start up costs as incurred.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and other third parties of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at February 28, 2011:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	12	12
Franchise stores – Domestic stores	6	241	247
Franchise stores – Domestic kiosks	-	7	7
Franchise units – International	-	56	56
Cold Stone Creamery – co-branded	4	40	44
Aspen Leaf Yogurt Stores
Company-owned stores	3	1	4
Franchise stores – Domestic stores	1	-	1
Total	14	357	371

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. During 2008, the Federal Deposit Insurance Corporation ("FDIC") adopted the Temporary Liquidity Guarantee Program (the "Program").  One component of the Program (called the Transaction Account Guarantee Program) provides for a temporary full guarantee by the FDIC for funds held at FDIC-insured depository institutions in non-interest-bearing transaction accounts above the existing deposit insurance limit.  The coverage became effective on December 31, 2010 and will continue through December 31, 2012.  As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $437,000 at February 28, 2011.

Accounts and Notes Receivable

In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.  At February 28, 2011, the Company has $852,066 of notes receivable outstanding and an allowance for doubtful accounts of $14,000 associated with these notes. The notes require monthly payments and bear interest rates ranging from 6% to 8%. The notes mature through February 2016 and approximately $591,000 of notes receivable are secured by the assets financed.
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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences are listed in Note 6.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company performed impairment testing with no impact to its financial results for the years ended February 28, 2011 and 2010.

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

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Vulnerability Due to Certain Concentrations

As of February 28, 2011, the Company had a note receivable of approximately $124,000 due from one franchisee. The note is collateralized by the underlying store assets. The Company is, therefore, vulnerable to changes in the cash flow from this location.

Revenue from one customer of the Company’s Manufacturing segment represented approximately $3.4 million or 11% of the Company’s revenues during year ended February 28, 2011.  The Company’s future results may be adversely impacted by a change in the purchases of this customer

Stock-Based Compensation

At February 28, 2011, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.

The Company recognized $413,659, $316,434, and $240,013 related equity-based compensation expense during the years ended February 28, 2011, 2010 and 2009, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.

On February 21, 2006, the Company accelerated the vesting of all outstanding stock options and recognized a share-based compensation charge related to this acceleration. The Company recognized an additional share-based compensation charge of $0, $0 and $11,240 for the years ended February 28, 2011, 2010 and 2009, respectively, related to this acceleration due to changes in certain estimates and assumptions related to employee turnover since the acceleration date. Tax benefits in excess of the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit included in net cash provided by financing activities for the years ended February 28, 2011, 2010 and 2009 was $11,195, $0 and $0, respectively.

During FY 2011, the Company granted 44,300 shares of restricted common stock units with a grant date fair value of $419,521 or $9.47 per share.  There were no stock options or restricted stock units granted to employees during FY 2010. During FY 2009, the Company granted 170,400 shares of restricted common stock units with a grant date fair value of $1,541,040 or $9.04 per share.  The restricted stock unit grants vest 20% annually over a period of five years.  The Company recognized $373,239 of equity-based compensation expense related to these grants during FY 2011 compared with $295,235 in FY 2010. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2011 was $1,038,990, which is expected to be recognized over the weighted average period of 3.0 years.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options. During 2011, 2010 and 2009, 116,004, 124,896, and 316,206, respectively, stock options were excluded from diluted shares as their affect was anti-dilutive.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense amounted to $302,817, $225,460, and $221,715 for the fiscal years ended February 28, 2011, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, and notes receivable. The fair value of all instruments approximates the carrying value.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28:

	2011	2010
Ingredients and supplies	$2,403,045	$1,945,626
Finished candy	1,721,143	1,335,821
Total inventories	$4,124,188	$3,281,447

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

	2011	2010
Land	$513,618	$513,618
Building	4,691,792	4,699,167
Machinery and equipment	7,810,606	7,006,146
Furniture and fixtures	1,076,019	794,387
Leasehold improvements	803,131	404,191
Transportation equipment	358,721	379,238
	15,253,887	13,796,747

Less accumulated depreciation	8,978,481	8,610,038

Property and equipment, net	$6,275,406	$5,186,709

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2011, the Company had a $5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points or at 5.0%, whichever is greater (5.0% at February 28, 2011). At February 28, 2011, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2011 the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company conducts its retail operations in facilities leased under five to ten-year non-cancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28:

2012	$652,000
2013	615,000
2014	582,000
2015	456,000
2016	285,000
Thereafter	152,000
Total	$2,742,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

2012	$125,300
2013	129,000
2014	132,900
2015	136,900
2016	83,200
Thereafter	144,000
Total	$751,300

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2011	2010	2009
Minimum rentals	$590,962	$404,191	$340,612
Less sublease rentals	(121,600)	(69,700)	(87,300)
Contingent rentals	14,377	18,300	16,806
	$483,739	$352,791	$270,118

In FY 2008 the Company entered into an operating lease for warehouse space in the immediate vicinity of its manufacturing operation.  The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2012	$108,000
2013	112,000
2014	29,000
Total	$249,000

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2012	$191,000
2013	191,000
2014	133,000
2015	38,000
Total	$553,000

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28:

2011	2010	2009
206,844	209,094	213,417

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts.  These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract.  Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.  Currently the Company has contracted for approximately $850,000 of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following for the years ending February 28:

	2011	2010	2009
Current
Federal	$1,650,552	$1,801,479	$1,927,612
State	217,039	314,312	283,540
Total Current	1,867,591	2,115,791	2,211,152

Deferred
Federal	223,424	(22,603)	(93,862)
State	7,203	(2,720)	(11,318)
Total Deferred	230,627	(25,323)	(105,180)
Total	$2,098,218	$2,090,468	$2,105,972

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28:

	2011	2010	2009
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.5%	3.6%	4.0%
Other	(1.6%)	(0.7%)	(1.8%)
Effective Rate	34.9%	36.9%	36.2%

The components of deferred income taxes at February 28 are as follows:

Deferred Tax Assets	2011	2010
Allowance for doubtful accounts and notes	$144,418	$150,606
Inventories	91,254	100,535
Accrued compensation	165,588	189,579
Loss provisions and deferred income	121,928	34,290
Self insurance accrual	58,034	20,529
Amortization, design costs	89,564	88,465
	670,786	584,004
Deferred Tax Liabilities
Depreciation and amortization	(1,237,046)	(1,017,184)
Prepaid expenses	(97,548)	-
Net deferred tax liability	$(1,334,594)	$(1,017,184)

Current deferred tax assets	$445,194	$461,249
Non-current deferred tax liabilities	(1,109,002)	(894,429)
Net deferred tax liability	$(663,808)	$(433,180)

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2006.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets as of February 28, 2011.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations.  The result of the assessment of the Company's tax positions did not have an impact on the financial statements for the years ended February 28, 2011 or 2010.  The Company's federal tax returns for all years after 2007 and the Company's state tax returns after 2006 are subject to future examination by tax authorities for all of the Company's tax jurisdictions.  The Company does not have any significant unrecognized tax benefits and does not

NOTE 6 - INCOME TAXES - CONTINUED

anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2011 and 2010.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Issuance

In September 2008 and June 2010, the Company issued 250 shares of stock valued at $2,323 and $2,420, respectively, for franchise recognition at the Company’s National Convention.

Shareholder Rights Plan

On May 19, 2009, the Company and Computershare Trust Company, N.A. entered into an Amended and Restated Shareholder Rights Agreement (“Rights Agreement”) which amended and restated the existing Shareholder Rights Agreement dated May 28, 1999, (“Existing Rights Plan”). In connection with the Existing Rights Plan the Company’s Board of Directors declared a dividend of one right to purchase one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.10 per share, for each outstanding share of the Company’s common stock, par value $0.03 per share, of the Company that was outstanding on May 28, 1999. Each share of Series A Junior Participating Preferred Stock originally entitled the holder to one hundred votes and dividends equal to one hundred times the aggregate per share amount of dividends declared per common share. There are no shares of Series A Junior Participating Preferred Stock outstanding.  The Existing Rights Plan was set to expire on May 28, 2009 and, through board declaration, was replaced in its entirety on May 18, 2009 when the Board of Directors of the Company authorized and declared a dividend of one Right (a "Right") for each outstanding share of Common Stock of the Company (the "Common Shares").  The dividend is payable on May 19, 2009 (the "Record Date") to the holders of record of the Common Shares at the close of business on that date. The Rights will become exercisable and detachable only following the earlier of 10 days following a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the outstanding Common Shares or 10 business days following the announcement of a tender offer or exchange offer for 15 percent or more of the outstanding Common Shares.  In addition, the Company has authorized the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date. When exercisable each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.10 per share, of the Company (the "Preferred Shares"), at a price of $30 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment.  Each share of Series A Junior Participating Preferred Stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared per common share.

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per common share on June 13, 2008, September 12, 2008, December 12, 2008 and March 13, 2009 to shareholders of record on June 2, 2008, September 2, 2008, December 1, 2008 and February 27, 2009, respectively. The Company paid a quarterly cash dividend of $0.10 per common share on June 11, 2010, September 17, 2010, December 10, 2010 and March 11, 2011 to shareholders of record on May 27, 2010, September 7, 2010, November 30, 2010 and February 25, 2011, respectively.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2008, shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan allows awards of stock options; stock appreciation rights; stock awards, restricted stock, and stock units; performance shares and performance units; other stock or cash based awards.  As of February 28, 2011, 214,700 restricted stock units and 12,000 unrestricted shares have been awarded under the 2007 Plan and 219,747 shares of common stock is available for award under the plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans and 61,107 shares forfeited under the 2007 Plan and suspended plans, less shares awarded under the Plan.

NOTE 8 - STOCK COMPENSATION PLANS - CONTINUED

Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”)the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 970,200, 441,000, 279,720 and 299,060 shares, respectively, of the Company’s common stock were previously authorized to be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 60,950, 271,236, 0 and 9,702 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, and the 2000 Director’s Plan, respectively, at February 28, 2011. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.

Information with respect to stock option awards outstanding under the plans at February 28, 2011, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28:
	2011	2010	2009
Outstanding stock options at beginning of year:	367,762	371,437	400,129
Granted	-	-	-
Exercised	(6,468)	-	(4,689)
Cancelled/forfeited	(19,404)	(3,675)	(24,003)
Outstanding stock options as of February 28:	341,890	367,762	371,437

Weighted average exercise price	$9.83	$9.92	$10.00
Weighted average remaining contractual term (in years)	3.36	4.10	5.11

Information with respect to restricted stock unit awards outstanding under the plans at February 28, 2011, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28:
	2011	2010	2009
Outstanding non-vested restricted stock units at beginning of year:	129,280	165,400	-
Granted	44,300	-	170,400
Vested	(32,320)	(33,080)	-
Cancelled/forfeited	-	(3,040)	(5,000)
Outstanding non-vested restricted stock units as of February 28:	141,260	129,280	165,400

Weighted average grant date fair value	$9.17	$9.04	$9.04
Weighted average remaining vesting period (in years)	2.96	3.41	4.41

Additional information about stock options outstanding at February 28, 2011 is summarized as follows:

		Options Outstanding
	Number	Weighted average	Weighted average
Range of exercise prices	exercisable	remaining contractual life	exercise price
$3.024 to $3.748	60,952	1.29	$ 3.54
$7.408 to $7.415	174,636	3.31	$ 7.41
$13.162 to $20.571	106,302	4.63	$17.40

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
FY 2011	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$5,783,892 7	$23,837,108	$3,716,511	$-	$33,337,511
Intersegment revenues	-	(2,209,540)	-	-	(2,209,540)
Revenue from external customers	5,783,892	21,627,568	3,716,511	-	31,127,971
Segment profit (loss)	2,859,433	6,227,366	(300,958)	(2,776,782)	6,009,059
Total assets	1,486,799	10,731,004	3,038,373	6,202,631	21,438,808
Capital expenditures	3,519	225,165	1,166,311	225,310	1,620,305
Total depreciation & amortization	78,101	340,552	108,437	143,231	670,321

FY 2010
Total revenues	$5,492,531	22,087,355	$2,825,751	-	30,405,637
Intersegment revenues	-	(1,969,089)	-	-	(1,969,089)
Revenue from external customers	5,492,531	20,118,266	2,825,751	-	28,436,548
Segment profit (loss)	2,775,358	5,666,968	(115,142)	(2,656,639)	5,670,545
Total assets	1,415,813	10,163,829	1,857,341	5,482,932	18,919,914
Capital expenditures	3,834	152,644	279,707	62,647	498,832
Total depreciation & amortization	101,214	342,943	75,362	179,061	698,580

FY 2009
Total revenues	$6,085,534	$22,160,190	$1,880,673	$-	$30,126,397
Intersegment revenues	-	(1,587,698)	-	-	(1,587,698)
Revenue from external customers	6,085,534	20,572,492	1,880,673	-	28,538,699
Segment profit (loss)	3,025,437	5,586,950	(47,583)	(2,740,270)	5,824,535
Total assets	1,405,717	11,068,874	1,411,682	2,876,282	16,762,555
Capital expenditures	28,363	87,823	59,736	80,112	256,034
Total depreciation & amortization	93,810	391,803	68,239	204,470	758,322

Revenue from one customer of the Company’s Manufacturing segment represents approximately $3.4 million of the Company’s revenues from external customers during year ended February 28, 2011.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28:
	2011	2010	2009
Interest paid	$-	$-	$15,851
Income taxes paid	2,331,820	1,807,705	2,111,568

Non-Cash Financing Activities:

Dividend payable	$4,304	$3,708	$(487)
Issue stock for rights and services	2,413	-	2,323
Fair value of assets received upon settlement of notes and accounts receivable:
Store assets	63,198	63,101	19,021
Inventory	-	-	3,398
Goodwill	-	-	87,870

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation.  During the years ended February 28, 2011, 2010 and 2009, the Company’s contribution was approximately $35,000, $62,000, and $35,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2011 and 2010:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2011
Total revenue	$7,615,338	$6,626,264	$7,915,932	$8,970,437	$31,127,971
Gross margin before depreciation	2,178,396	2,049,478	2,249,434	2,638,534	9,115,842
Net income	931,601	943,642	873,480	1,162,118	3,910,841
Basic earnings per share	.15	.16	.14	.19	.65
Diluted earnings per share	.15	.15	.14	.18	.62

                           Fiscal Quarter
	First	Second	Third	Fourth	Total
2010
Total revenue	$6,669,187	$6,086,905	$6,881,354	$8,799,102	$28,436,548
Gross margin before depreciation	1,778,958	1,739,218	1,991,536	2,523,683	8,033,395
Net income	747,749	882,327	749,963	1,200,038	3,580,077
Basic earnings per share	.12	.15	.12	.20	.60
Dilute earnings per share	.12	.14	.12	.19	.58

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28:

		2011		2010
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	190,646	205,777	169,535
Packaging licenses	3-5 Years	120,830	120,830	120,830	119,164
Packaging design	10 Years	430,973	399,989	430,973	358,856
Aspen Leaf Yogurt Design	10 Years	13,103	-	-	-
Total		770,683	711,465	757,580	647,555

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,480,011	$1,373,849	$2,466,908	$1,309,939

Amortization expense related to intangible assets totaled $63,910, $73,111, and $73,111 during the fiscal year ended February 28, 2011, 2010 and 2009.  The aggregate estimated amortization expense for intangible assets remaining as of February 28, 2011 is as follows:

2012	$40,800
2013	4,700
2014	615

Total	$46,115

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

NOTE 15 – ASSETS AQUIRED FROM FRANCHISEES

During the fiscal year ended February 28, 2010, the Company took possession of assets related to four previously franchise operated stores in satisfaction of $91,113 of accounts receivable. The Company is currently operating these stores.

NOTE 16 – STORE PURCHASE

On May 16, 2010, the Company purchased a previously franchise operated Rocky Mountain Chocolate Factory store and related assets in satisfaction of $54,607 of accounts receivable.  The Company is currently operating the store and believes that the store has the potential to contribute to future operating results. The Company adopted ASC Topic 805, Business Combinations, as of March 1, 2009.  ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  In accordance with ASC 805, the Company recorded the business acquisition using the acquisition method.  The Company recorded the value of the business acquisition at fair value and recorded a gain of $8,592 associated with the business acquisition.  The following table summarizes the allocation of fair value on the date of acquisition:

Fair vaFair value of assets acquired in business combination Store StoStore assets consisting of equipment, furniture, and fixtures:	$ 63,198

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
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Limitations on Controls and Procedures - Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all error or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2011, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2011.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2011, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework.  Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 28, 2011.

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	483,150	$9.63	219,747
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	483,150	$9.63	219,747

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2011.

PART IV.

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)                   The following documents are filed as part of this report:

  1.           Financial Statements

  2.           Financial Statement Schedule
Page

SCHEDULE II - Valuation and Qualifying Accounts	47

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2011
Valuation Allowance for Accounts and Notes Receivable	395,291	195,000	199,972	390,319

Year Ended February 28, 2010
Valuation Allowance for Accounts and Notes Receivable	332,719	220,000	157,428	395,291

Year Ended February 28, 2009
Valuation Allowance for Accounts and Notes Receivable	114,271	219,000	552	332,719

3.  Exhibits

Exhibit Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated By-laws of the Registrant	Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007.

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

10.11*	Master License Agreement dated August 17, 2009 between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

Exhibit Number	Description	Incorporated by Reference to

10.12*	Test License Agreement between Cold Stone Creamery, Inc. and the Registrant	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2009

10.13	Promissory Note dated July 31, 2010 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

10.14	Commercial Security Agreement dated July 31, 2010 between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

10.15	Business Loan Agreement dated July 31, 2010 between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 24, 2011	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 24, 2011	By:	/s/ Franklin E. Crail
FRANKLIN E. CRAIL
Chairman of the Board of
Directors and President
(principal executive officer)

Date: May 24, 2011	By:	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director
(principal financial and
accounting officer)

Date: May 24, 2011	By:	/s/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 24, 2011	By:	/s/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 24, 2011	By:	/s/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 24, 2011	By:	/s/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2007

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated By-laws of the Registrant	Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

10.11*	Master License Agreement dated August 17, 2009 between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.12*	Test License Agreement between Cold Stone Creamery, Inc. and the Registrant	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2009

Exhibit Number	Description	Incorporated by Reference to

10.13	Promissory Note dated July 31, 2010 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

10.14	Commercial Security Agreement dated July 31, 2010 between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

10.15	Business Loan Agreement dated July 31, 2010 between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan