Form 10-Q
period 2011-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2011-07-13
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-14749

Rocky Mountain Chocolate Factory, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0910696
(State of incorporation)	(I.R.S. Employer Identification No.)

265 Turner Drive, Durango, CO 81303
(Address of principal executive offices, including zip code)

(970) 259-0554
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☒
(Do not check if a smaller reporting company)	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X  .

On June 30, 2011, the registrant had outstanding 6,090,775 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended May 31,
	2011	2010
Revenues
Sales	$7,210,486	$6,227,294
Franchise and royalty fees	1,427,438	1,388,044
Total revenues	8,637,924	7,615,338

Costs and Expenses
Cost of sales, exclusive of
depreciation and amortization
expense of $69,411 and $83,420
respectively	4,633,272	4,048,898
Franchise costs	406,874	360,070
Sales and marketing	440,219	389,444
General and administrative	739,556	667,771
Retail operating	851,106	542,479
Depreciation and amortization	168,905	168,457

Total costs and expenses	7,239,932	6,177,119

Income from Operations	1,397,992	1,438,219

Interest Income	16,887	8,927

Income Before Income Taxes	1,414,879	1,447,146

Income Tax Provision	495,220	515,545

Net Income	$919,659	$931,601

Basic Earnings per Common Share	$.15	$.15
Diluted Earnings per Common Share	$.15	$.15

Weighted Average Common Shares
Outstanding	6,076,615	6,029,981
Dilutive Effect of Stock Options	229,167	222,089
Weighted Average Common Shares
Outstanding, Assuming Dilution	6,252,0 6,305,782	6,252,0 6,252,070

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2011	2011
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$4,573,691	$3,344,490
Accounts receivable, less allowance for doubtful accounts of $415,848 and $376,319, respectively	3,427,742	4,823,257
Notes receivable, current portion	378,803	370,635
Refundable income taxes	-	119,888
Inventories, less reserve for obsolete inventory of $239,698 and $246,631, respectively	3,874,036	4,124,188
Deferred income taxes	500,410	445,194
Other	414,818	279,335
Total current assets	13,169,500	13,506,987

Property and Equipment, Net	6,815,111	6,275,406

Other Assets
Notes receivable, less current portion and valuation allowance of $24,000 and $14,000, respectively	419,155	467,431
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	50,427	59,218
Other	104,201	82,822
Total other assets	1,620,727	1,656,415

Total assets	$21,605,338	$21,438,808

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$896,838	$1,540,930
Accrued salaries and wages	409,150	547,539
Other accrued expenses	1,170,138	718,814
Dividend payable	608,440	606,998
Deferred income	297,219	261,410
Total current liabilities	3,381,785	3,675,691

Deferred Income Taxes	1,078,728	1,109,002

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock,
authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,090,775 and 6,069,976 issued and outstanding, respectively	182,723	182,099
Additional paid-in capital	8,238,908	8,060,041
Retained earnings	8,723,194	8,411,975
Total stockholders’ equity	17,144,825	16,654,115

Total liabilities and stockholders’ equity	$21,605,338	$21,438,808

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended May 31,
	2011	2010
Cash Flows From Operating activities
Net income	$919,659	$931,601
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	168,905	168,457
Provision for loss on accounts and notes receivable	50,000	50,000
Provision for obsolete inventory	15,000	15,000
(Gain)loss on sale, or acquisition of property and equipment	5,870	(8,592)
Expense recorded for stock compensation	156,233	118,179
Deferred income taxes	(85,490)	(40,461)
Changes in operating assets and liabilities:
Accounts receivable	1,355,515	736,667
Inventories	235,152	(212,733)
Other current assets	(137,204)	(180,318)
Accounts payable	(317,243)	(79,439)
Accrued liabilities	432,822	102,354
Deferred income	35,809	(38,500)
Net cash provided by operating activities	2,835,028	1,562,215

Cash Flows From Investing Activities
Addition to notes receivable	(19,362)	(191,219)
Proceeds received on notes receivable	49,470	19,326
Purchases of property and equipment	(1,044,641)	(99,717)
Increase (decrease) in other assets	(7,555)	3,999
Net cash used in investing activities	(1,022,088)	(267,611)

Cash Flows From Financing Activities
Issuance of common stock	19,291	-
Tax benefit of stock awards	3,967	-
Dividends paid	(606,997)	(602,693)
Net cash used in financing activities	(583,739)	(602,693)

Net Increase in Cash and Cash Equivalents	1,229,201	691,911

Cash and Cash Equivalents, Beginning of Period	3,344,490	3,743,092

Cash and Cash Equivalents, End of Period	$4,573,691	$4,435,003

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

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010.  ALY is a franchisor and retail operator of self-serve frozen yogurt retail locations.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and frozen yogurt and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at May 31, 2011:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	11	11
Franchise stores – Domestic stores	8	239	247
Franchise stores – Domestic kiosks	-	7	7
Franchise units – International	-	56	56
Cold Stone Creamery – co-branded	4	43	47
Aspen Leaf Yogurt Stores
Company-owned stores	-	4	4
Franchise stores – Domestic stores	1	1	2
Total	13	361	374

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Subsequent Events

On June 30, 2011, the Company entered an agreement to sell all of the assets associated with three Company-owned Rocky Mountain Chocolate Factory locations.  When the sale of assets is completed, the Company will operate eight Company-owned RMCF locations and four ALY locations.  The sale of these assets is not expected to result in a material impact on the Company’s results of operations.

Stock-Based Compensation

At May 31, 2011, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards consisting of stock options and restricted stock units.

The Company recognized $156,233 of stock-based compensation expense during the three months ended May 31, 2011 compared with $118,179 during the three months ended May 31, 2010. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the three months ended May 31, 2011 and 2010:

	Three Months Ended
	May 31,

	2011	2010
Outstanding stock options as of February 28:	341,890	367,762
Granted	12,936	-
Exercised	(6,379)	-
Cancelled/forfeited	-	(9,702)
Outstanding stock options as of May 31:	348,447	358,060

Weighted average exercise price	$10.13	$9.81
Weighted average remaining contractual term (in years)	3.22	3.95

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2011 and 2010:

	Three Months Ended
	May 31,

	2011	2010
Outstanding non-vested restricted stock units as of February 28:	141,260	129,280
Granted	-	44,300
Vested	(10,420)	-
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of May 31:	130,840	173,580

Weighted average grant date fair value	$9.15	$9.15
Weighted average remaining vesting period (in years)	2.61	3.61

During the three months ended May 31, 2011, the Company issued 4,000 fully vested, unrestricted shares of stock and awarded 12,936 shares stock options to non-employee directors compared with 4,000 fully vested, unrestricted shares of stock and -0- shares of stock options issued to non-employee directors in the three months ended May 31, 2010. In connection with these non-employee director stock issuances, the Company recognized $52,886 and $38,000 of stock-based compensation expense during the three-month period ended May 31, 2011 and 2010, respectively.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Stock-Based Compensation - Continued

During the three months ended May 31, 2011, the Company recognized $103,347 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest 20% annually over a period of five years.  Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2011, was $935,643, which is expected to be recognized over the weighted average period of 2.6 years.

The weighted-average fair value of stock options granted during the three months ended May 31, 2011 was $0.89 per share and there were no options granted during the three months ended May 31, 2010.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended
	May 31,
	2011	2010
Expected dividend yield	3.87%	n/a
Expected stock price volatility	27%	n/a
Risk-free interest rate	2.0%	n/a
Expected life of options	5 years	n/a

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended May 31, 2011 and 2010, 119,238 and 125,706 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2011 and February 28, 2011:

	May 31, 2011	February 28, 2011

Ingredients and supplies	$2,398,845	$2,403,045
Finished candy	1,475,191	1,721,143
Total inventories	$3,874,036	$4,124,188

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2011 and February 28, 2011 consists of the following:

	May 31, 2011	February 28, 2011
Land	$513,618	$513,618
Building	4,694,340	4,691,792
Machinery and equipment	8,016,713	7,810,606
Furniture and fixtures	1,197,970	1,076,019
Leasehold improvements	1,157,970	803,131
Transportation equipment	358,721	358,721
	15,939,332	15,253,887

Less accumulated depreciation	9,124,221	8,978,481
Property and equipment net	$6,815,111	$6,275,406

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per share of common stock on March 11, 2011 to shareholders of record on February 25, 2011.  The Company declared a quarterly cash dividend of $0.10 per share of common stock on May 10, 2011 payable on June 10, 2011 to shareholders of record on May 26, 2011.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
Cash paid (received) for:	2011	2010

Interest	$(17,501)	$(8,819)
Income taxes	105,647	263,182
Non-Cash Financing Activities Dividend payable	$608,440	$603,094
Fair value of assets acquired in business combination Store assets	$-	$63,198

Accrued Capital Expenditures	$326,849	$-

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Franchising, Manufacturing and Retail Stores.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements and Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011.  The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit.  The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration.  All inter-segment sales prices are market based.  Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended May 31, 2011	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,427,438	$6,413,057	$1,377,889	-	$9,218,384
Intersegment revenues	-	(580,460)	-	-	(580,460)
Revenue from external customers	1,427,438	5,832,597	1,377,889	-	8,637,924
Segment profit (loss)	642,175	1,628,460	(107,428)	(748,328)	1,414,879
Total assets	1,435,733	9,824,809	3,598,765	6,746,031	21,605,338
Capital expenditures	1,443	40,951	866,309	135,937	1,044,640
Total depreciation & amortization	18,952	74,024	44,400	31,529	168,905

Three Months Ended May 31, 2010
Total revenues	$1,388,044	$5,943,740	$813,499	-	$8,145,283
Intersegment revenues	-	(529,945)	-	-	(529,945)
Revenue from external customers	1,388,044	5,413,795	813,499	-	7,615,338
Segment profit (loss)	658,768	1,567,762	(73,938)	(705,446)	1,447,146
Total assets	1,431,271	9,581,680	1,894,127	6,423,623	19,330,701
Capital expenditures	756	53,457	6,147	39,357	99,717
Total depreciation & amortization	20,111	88,589	21,747	38,010	168,457

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.8 million of the Company’s revenues from external customers during the three months ended May 31, 2011 compared to $1.4 million during the three months ended May 31, 2010.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2011 and February 28, 2011 consist of the following:

		May 31, 2011		February 28, 2011
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	195,924	205,777	190,646
Packaging licenses	3-5 Years	120,830	120,830	120,830	120,830
Packaging design	10 Years	430,973	410,139	430,973	399,989
Aspen Leaf Yogurt Design	10 Years	19,740	-	13,103	-
Total		777,320	726,893	770,683	711,465
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,486,648	$1,389,277	$2,480,011	$1,373,849

Amortization expense related to intangible assets totaled $15,428 and $18,278 during the three months ended May 31, 2011 and 2010, respectively.  The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2011 is as follows:

2012	29,000
2013	8,600
2014	3,900
2015	3,900
2016	3,900
Thereafter	1,127
Total	50,427

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding our cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "believe," "expect," "anticipate," "estimate" and "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of government regulation. Government regulation which the Company and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. As such, they should not be unduly relied upon for more current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Overview

We are a product-based international franchisor, confectionery manufacturer and retail operator.  Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate, frozen yogurt, and other confectionery products.  We also sell our candy in selected locations outside our system of retail stores to build brand awareness.  We own and operate fifteen retail units as a laboratory to test marketing, design and operational initiatives.

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

The most important factors in continued growth in our earnings are ongoing unit growth, increased same-store sales and increased same-store pounds purchased from the factory.  Historically, unit growth has more than offset decreases in same-store sales and same-store pounds purchased.

Our ability to successfully achieve expansion of our Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt franchise systems depends on many factors not within our control, including the availability of suitable sites for new store establishment, the availability of adequate financing options and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same-store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, same-store sales, and the receptivity of our franchise system to our product introductions and promotional programs.

Results of Operations

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010

Basic earnings per share was unchanged at $.15 for the three months ended May 31, 2011 and 2010.  Revenues increased 13.4% in the three months ended May 31, 2011 compared to the three months ended May 31, 2010. This increase in revenues was due primarily to an increase in retail sales and increased shipments of product to customers outside our network of franchised retail stores. Operating income decreased 2.8% from $1.44 million for the three months ended May 31, 2010 to $1.40 million for the three months ended May 31, 2011.  Net income decreased 1.3% from $932,000 in the three months ended May 31, 2010 to $920,000 in the three months ended May 31, 2011.  The decrease in net income was due primarily to increased operating expenses.

Revenues	Three Months Ended
	May 31,		$	%
($’s in thousands)	2011	2010	Change	Change
Factory sales	$5,832.6	$5,413.8	$418.8	7.7%
Retail sales	1,377.9	813.5	564.4	69.4%
Franchise fees	106.5	77.0	29.5	38.3%
Royalty and marketing fees	1,320.9	1,311.0	9.9	0.8%
Total	$8,637.9	$7,615.3	$1,022.6	13.4%

Factory Sales

The increase in factory sales for the three months ended May 31, 2011 versus the three months ended May 31, 2010 was primarily due to a 16.3% increase in shipments of product to customers outside our network of franchised retail stores and a 3.9% increase in sales to domestic franchised and licensed stores.  These increases were partially offset by a 5.7% decrease in the average number of domestic franchised stores in operation and a 0.9% decline in same-store pounds purchased by our network of franchised stores.

Retail Sales

The increase in retail sales was primarily due to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations. Same store sales at Company-owned stores increased 1.8% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended May 31, 2010 to the three months ended May 31, 2011 resulted from an increase of 0.3% in same store sales and an increase in the average number of Cold Stone Creamery co-branded locations in operation from 23 locations during the three months ended May 31, 2010 to 42 average locations during the three months ended May 31, 2011.  These increases were mostly offset by a decrease in the average number of domestic franchise units in operation.  The average number of domestic franchise units in operation decreased 5.7% from 261 in the three months ended May 31, 2010 to 246 during the three months ended May 31, 2011. Franchise fee revenues increased as a result of an increase in the number of domestic franchise store openings from 2 in the three months ended May 31, 2010 to 4 openings in the three months ended May 31, 2011, partially offset by a decrease in Cold Stone Creamery co-branded location openings from 7 during the three months ended May 31, 2010 to 3 in the three months ended May 31, 2011.

Costs and Expenses	Three Months Ended
	May 31,		$	%
($’s in thousands)	2011	2010	Change	Change

Cost of sales – factory adjusted	$4,070.8	$3,732.2	$338.6	9.1%
Cost of sales - retail	562.5	316.7	245.8	77.6%
Franchise costs	406.9	360.1	46.8	13.0%
Sales and marketing	440.2	389.4	50.8	13.0%
General and administrative	739.6	667.8	71.8	10.8%
Retail operating	851.1	542.5	308.6	56.9%
Total	$7,071.1	$6,008.7	$1,062.4	17.7%

Adjusted Gross margin	Three Months Ended
	May 31,		$	%
	2011	2010	Change	Change
($’s in thousands)
Factory adjusted gross margin	$1,761.8	$1,681.6	$80.2	4.8%
Retail	815.4	496.8	318.6	64.1%
Total	$2,577.2	$2,178.4	$398.8	18.3%

	Three Months Ended
Adjusted Gross margin	May 31,		$	%
	2011	2010	Change	Change
(Percent)
Factory adjusted gross margin	30.2%	31.1%	(0.9%)	(2.9%)
Retail	59.2%	61.1%	(1.9%)	(3.1%)
Total	35.7%	35.0%	0.7%	2.0%

Adjusted gross margin, a non-GAAP measure, is equal to gross margin minus depreciation and amortization expense.  We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with GAAP.  We believe that adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures.  Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions.  Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP.  Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income.  Due to these limitations, we use adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as gross margin.  The following table provides a reconciliation of adjusted gross margin to gross margin, the most comparable performance measure under GAAP:

	Three Months Ended
	May 31,
($’s in thousands)	2011	2010
Factory adjusted gross margin	$1,761.8	$1,681.6
Less: depreciation and amortization	69.5	83.4
Factory GAAP gross margin	$1,692.3	$1,598.2

Cost of Sales

Factory margins decreased 90 basis points in the three months ended May 31, 2011 compared to the three months ended May 31, 2010 due primarily to an increase in fuel and transportation related costs. The decrease in Company-owned store margin is due primarily to costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs in the three months ended May 31, 2011 versus the three months ended May 31, 2010 is due primarily to an increase in compensation related costs associated with additional franchise personnel and costs associated with the development of Aspen Leaf Yogurt. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.5% in the three months ended May 31, 2011 from 25.9% in the three months ended May 31, 2010.  This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 13.0% increase in franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the three months ended May 31, 2011 compared to the three months ended May 31, 2010 is primarily due to increased advertising, related to new regional advertising initiatives, and increased marketing related compensation costs.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2011 compared to the three months ended May 31, 2010 is due primarily to an increase in stock-based compensation expense.  As a percentage of total revenues, general and administrative expenses decreased to 8.6% in the three months ended May 31, 2011 compared to 8.8% in the three months ended May 31, 2010.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended May 31, 2011 compared to the three months ended May 31, 2010 was due primarily to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations.  For the three months ended May 31, 2011 an operating loss of approximately $38,000 was incurred related to the opening and operation of Aspen Leaf Yogurt locations.  Retail operating expenses, as a percentage of retail sales, decreased from 66.7% in the three months ended May 31, 2010 to 61.8% in the three months ended May 31, 2011.

Depreciation and Amortization

Depreciation and amortization of $169,000 in the three months ended May 31, 2011 was approximately unchanged from $168,000 in the three months ended May 31, 2010.

Other, Net

Other, net of $16,900 realized the three months ended May 31, 2011 represents an increase of $8,000 from the $8,900 realized in the three months ended May 31, 2010 due an increase in interest income realized related to notes receivable.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2011 was 35.0%, which is a decrease of 0.6% compared to the three months ended May 31, 2010.  The decrease in the effective tax rate is primarily due to a decrease in the expected tax rate in states where we derive a significant portion of our income.

Liquidity and Capital Resources

As of May 31, 2011 and February 28, 2011, working capital was $9.8 million.  Working capital was unchanged from February 28, 2011 as a result of operating results less the purchase of property and equipment.

Cash and cash equivalent balances increased 37% from $3.3 million as of February 28, 2011 to $4.6 million as of May 31, 2011 as a result of cash flow generated by operating activities being greater than cash flows used by financing and investing activities. Our current ratio was 3.9 to 1 at May 31, 2011 in comparison with 3.7 to 1 at February 28, 2011. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5 million working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets.  Under the line of credit, we must comply with certain financial and non-financial covenants.  We were in compliance with these financial and non-financial covenants as of May 31, 2011. As of May 31, 2011, we had no outstanding borrowings under the line of credit.  The line is subject to renewal in July 2011.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations at least through the end of fiscal 2012.

Impact of Inflation

Inflationary factors such as increases in the costs of ingredients and labor directly affect our operations.  Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation.  Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost to us of fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost.  While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts.  These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract.  Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of May 31, 2011, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the prices of cocoa would result in an $11,000 favorable or unfavorable price benefit resulting from our contracts.

As of May 31, 2011, all of our long-term debt was paid in full.  We also have a $5 million bank line of credit that bears interest at a variable rate.  As of May 31, 2011, no amount was outstanding under the line of credit.  We do not believe that we are exposed to any material interest rate risk related to our line of credit.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors.  These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of May 31, 2011, of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of May 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                  OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not currently involved in any material legal proceedings other than routine litigation incidental to our business.

Item 1A.                      Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Reserved

Item 5.                      Other Information

None

Item 6.                      Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K of the Registrant for the year ended February 28,2011

3.2	By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of the Registrant filed on December 14, 2007

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

* Filed herewith.
**Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 13 2011	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director