Form 10-Q
period 2011-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2011-10-14
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	_____	Accelerated filer	_____

Non-accelerated filer	_____	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No     X

On September 30, 2011, the registrant had outstanding 6,126,007 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
FORM 10-Q
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

CONSOLIDATED STATEMENTS OF INCOME	3

CONSOLIDATED BALANCE SHEETS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS	6

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Revenues
Sales	$6,003,619	$5,126,923	$13,214,105	$11,354,217
Franchise and royalty fees	1,572,169	1,499,341	2,999,607	2,887,385
Total revenues	7,575,788	6,626,264	16,213,712	14,241,602

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $69,154, $82,302, $138,565 and $165,722, respectively	3,577,614	3,077,445	8,210,886	7,126,343
Franchise costs	514,826	353,227	921,700	713,297
Sales and marketing	384,911	358,794	825,130	748,238
General and administrative	717,036	644,584	1,456,592	1,312,355
Retail operating	787,444	579,670	1,638,550	1,122,149
Depreciation and amortization	190,261	172,885	359,166	341,342
Total costs and expenses	6,172,092	5,186,605	13,412,024	11,363,724

Income from Operations	1,403,696	1,439,659	2,801,688	2,877,878

Interest Income	13,972	16,138	30,859	25,065

Income Before Income Taxes	1,417,668	1,455,797	2,832,547	2,902,943

Provision for Income Taxes	506,115	512,155	1,001,335	1,027,700

Net Income	$911,553	$943,642	$1,831,212	$1,875,243

Basic Earnings per Common Share	$.15	$.16	$.30	$.31
Diluted Earnings per Common Share	$.14	$.15	$.29	$.30

Weighted Average Common Shares Outstanding	6,105,744	6,044,048	6,091,179	6,037,015
Dilutive Effect of Stock Options	193,419	243,457	211,294	232,772
Weighted Average Common Shares Outstanding, Assuming Dilution	6,299,163	6,287,505	6,302,473	6,269,787

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2011	2011
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$4,065,000	$3,344,490
Accounts receivable, less allowance for doubtful accounts of $464,572 and $376,319 respectively	3,646,297	4,823,257
Notes receivable, current portion	374,269	370,635
Refundable income taxes	83,067	119,888
Inventories, less reserve for slow moving inventory of $239,995 and $246,631 respectively	4,591,961	4,124,188
Deferred income taxes	407,917	445,194
Other	413,762	279,335
Total current assets	13,582,273	13,506,987

Property and Equipment, Net	6,714,092	6,275,406

Other Assets
Notes receivable, less current portion and valuation allowance of $25,000 and $14,000, respectively	436,868	467,431
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	37,783	59,218
Other	103,416	82,822
Total other assets	1,625,011	1,656,415

Total assets	$21,921,376	$21,438,808

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,215,713	$1,540,930
Accrued salaries and wages	579,245	547,539
Other accrued expenses	686,479	718,814
Dividend payable	612,523	606,998
Deferred income	220,719	261,410

Total current liabilities	3,314,679	3,675,691

Deferred Income Taxes	1,043,102	1,109,002

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-

Common stock, $.03 par value, 100,000,000 shares authorized, 6,126,007 and 6,069,976 issued and outstanding	183,780	182,099
Additional paid-in capital	8,357,590	8,060,041
Retained earnings	9,022,225	8,411,975
Total stockholders’ equity	17,563,595	16,654,115

Total liabilities and stockholders’ equity	$21,921,376	$21,438,808

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2011	2010
Cash Flows From Operating activities
Net income	$1,831,212	$1,875,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,166	341,342
Provision for obsolete inventory	30,000	30,000
Provision for loss on accounts and notes receivable	100,000	85,000
Loss (gain) on sale of property and equipment	23,354	(8,592)
Expense recorded for stock compensation	254,230	218,286
Deferred income taxes	(28,623)	15,661
Changes in operating assets and liabilities:
Accounts receivable	1,087,960	770,628
Inventories	(497,773)	(914,511)
Other current assets	(137,869)	(187,931)
Accounts payable	1,632	36,900
Accrued liabilities	36,191	(415,398)
Deferred income	(40,691)	59,500
Net cash provided by operating activities	3,018,789	1,906,128

Cash Flows From Investing Activities
Addition to notes receivable	(99,144)	(441,811)
Proceeds received on notes receivable	115,073	54,968
Proceeds from sale or distribution of assets	52,800	25,500
Purchases of property and equipment	(1,190,356)	(314,946)
(Increase) decrease in other assets	(6,216)	3,364
Net cash used in investing activities	(1,127,843)	(672,925)

Cash Flows From Financing Activities
Issuance of common stock	36,715	-
Tax benefit of stock awards	8,285	-
Dividends paid	(1,215,436)	(1,205,787)
Net cash used in financing activities	(1,170,436)	(1,205,787)

Net Increase (Decrease) in Cash and Cash Equivalents	720,510	27,416

Cash and Cash Equivalents, Beginning of Period	3,344,490	3,743,092

Cash and Cash Equivalents, End of Period	$4,065,000	$3,770,508

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

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010.  ALY is a franchisor and retail operator of self-serve frozen yogurt retail units.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at August 31, 2011:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	8	8
Franchise stores – Domestic stores	5	240	245
Franchise stores – Domestic kiosks	-	8	8
Franchise units – International	-	58	58
Cold Stone Creamery – co-branded	2	45	47
Aspen Leaf Yogurt Stores
Company-owned stores	3	4	7
Franchise stores – Domestic stores	1	3	4
Total	11	366	377

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Stock-Based Compensation

At August 31, 2011, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards.

The Company recognized $97,997 and $254,230 of stock-based compensation expense during the three and six-month periods ended August 31, 2011, respectively, compared to $100,107 and $218,286 during the three and six-month periods ended August 31, 2010, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the six months ended August 31, 2011 and August 31, 2010:

	Six Months Ended
	August 31,
	2011	2010
Outstanding stock options as of February 28:	341,890	367,762
Granted	12,936	-
Exercised	(8,731)	-
Cancelled/forfeited	(1,575)	(9,702)
Outstanding stock options as of August 31:	344,520	358,060

Weighted average exercise price	$10.11	$9.81
Weighted average remaining contractual term (in years)	2.97	3.70

The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2011 and August 31, 2010:

	Six Months Ended
	August 31,
	2011	2010
Outstanding non-vested restricted stock units as of February 28:	141,260	129,280
Granted	4,540	44,300
Vested	(43,300)	(32,320)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of August 31:	102,500	141,260

Weighted average grant date fair value	$9.19	$9.17
Weighted average remaining vesting period (in years)	2.49	3.46

During the six months ended August 31, 2011, the Company issued 4,000 fully-vested, unrestricted shares of stock and awarded 12,936 shares stock options to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock and -0- shares of stock options issued to non-employee directors in the six months ended August 31, 2010. There were no unrestricted shares or stock options issued during the three-month periods ended August 31, 2011 or August 31, 2010. In connection with these non-employee director stock issuances, the Company recognized $52,886 and $38,000 of stock-based compensation expense during the six-month periods ended August 31, 2011 and 2010, respectively.

During the three and six month periods ended August 31, 2011, the Company recognized $97,997 and $201,344, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest 20% annually over a period of five years.  During the three and six month periods ended August 31, 2011, 32,320 and 43,300 restricted stock units vested and were issued as common stock, respectively.  Total unrecognized compensation expense of non-vested, non-forfeited shares granted as of August 31, 2011 was $879,368, which is expected to be recognized over the weighted-average period of 2.5 years.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

The weighted-average fair value of stock options granted during the six months ended August 31, 2011 was $0.89 per share and there were no options granted during the six months ended August 31, 2010.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Six Months Ended
	August 31,
	2011	2010
Expected dividend yield	3.87%	n/a
Expected stock price volatility	27%	n/a
Risk-free interest rate	2.0%	n/a
Expected life of options	5 years	n/a

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended August 31, 2011 and 2010, 118,810 and 116,004 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2011 and 2010, 119,024 and 120,855 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.  Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2011	February 28, 2011

Ingredients and supplies	$2,586,973	$2,403,045
Finished candy	2,004,989	1,721,143
Total inventories	$4,591,961	$4,124,188

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2011	February 28, 2011

Land	$513,618	$513,618
Building	4,694,340	4,691,792
Machinery and equipment	7,828,615	7,810,606
Furniture and fixtures	1,166,328	1,076,019
Leasehold improvements	1,140,049	803,131
Transportation equipment	320,556	358,721
	15,663,506	15,253,887

Less accumulated depreciation	8,949,414	8,978,481

Property and equipment, net	$6,714,092	$6,275,406

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per share of common stock on March 11, 2011 to shareholders of record on February 25, 2011.  The Company declared a quarterly cash dividend of $0.10 per share of common stock on August 25, 2011 payable on September 16, 2011 to shareholders of record on September 6, 2011.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid (received) for:	2011	2010
Interest	$(35,379)	$(25,065)
Income taxes	$984,852	$1,302,678
Non-Cash Financing Activities
Dividend Payable	$612,523	$606,351
Fair value of assets acquired in business combination
Store assets	$-	$63,198

Accrued Capital Expenditures	$326,849	$-

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Franchising,  Manufacturing and Retail Stores.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these financial statements and Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.  The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit.  The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution and marketing functions, as well as common information systems and corporate administration.  All inter-segment sales prices are market based.  Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended August 31, 2011	Franchising	Manufacturing	Retail	Other	Total

Total revenues	$1,572,169	$4,940,999	$1,566,809	$-	$8,079,977
Intersegment revenues	-	(504,188)	-	-	(504,188)
Revenue from external customers	1,572,169	4,436,811	1,566,809	-	7,575,789
Segment profit (loss)	739,560	1,277,758	125,582	(725,231)	1,417,669
Total assets	1,491,798	10,738,663	3,281,040	6,409,875	21,921,376
Capital expenditures	-	69,707	36,542	39,467	145,716
Total depreciation & amortization	15,603	74,140	64,690	35,827	190,260

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Three Months Ended August 31, 2010

Total revenues	$1,499,341	$4,669,056	$922,659	$-	$7,091,056
Intersegment revenues	-	(464,792)	-	-	(464,792)
Revenue from external customers	1,499,341	4,204,264	922,659	-	6,626,264
Segment profit (loss)	851,892	1,307,853	(37,303)	(666,645)	1,455,797
Total assets	1,535,636	10,130,134	1,789,257	5,971,430	19,426,457
Capital expenditures	2,767	57,304	23,113	132,045	215,229
Total depreciation & amortization	19,555	87,139	27,992	38,199	172,885

Six Months Ended August 31, 2011	Franchising	Manufacturing	Retail	Other	Total

Total revenues	$2,999,607	$11,354,055	$2,944,698	$-	$17,298,360
Intersegment revenues	-	(1,084,648)	-	-	(1,084,648)
Revenue from external customers	2,999,607	10,269,407	2,944,698	-	16,213,712
Segment profit (loss)	1,381,735	2,906,217	18,154	(1,473,559)	2,832,547
Total assets	1,491,798	10,738,663	3,281,040	6,409,875	21,921,376
Capital expenditures	1,442	110,658	902,852	175,404	1,190,356
Total depreciation & amortization	34,556	148,164	109,090	67,356	359,166

Six Months Ended August 31, 2010

Total revenues	$2,887,385	$10,612,796	$1,736,158	$-	$15,236,339
Intersegment revenues	-	(994,737)	-	-	(994,737)
Revenue from external customers	2,887,385	9,618,059	1,736,158	-	14,241,602
Segment profit (loss)	1,510,660	2,875,615	(111,242)	(1,372,091)	2,902,942
Total assets	1,535,636	10,130,134	1,789,257	5,971,430	19,426,457
Capital expenditures	3,523	110,761	29,260	171,402	314,946
Total depreciation & amortization	39,667	175,728	49,738	76,209	341,342

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.9 million of the Company’s revenues from external customers during the six months ended August 31, 2011 compared to $1.4 million during the six months ended August 31, 2010.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		August 31, 2011		February 28, 2011
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$197,431	$205,777	$190,646
Packaging licenses	3-5 Years	120,830	120,830	120,830	120,830
Packaging design	10 Years	430,973	420,289	430,973	399,989
Aspen Leaf Yogurt Design	5 Years	19,740	987	13,103	-
Total		777,320	739,537	770,683	711,465

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,486,648	$1,401,921	$2,480,011	$1,373,849

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS - CONTINUED

Amortization expense related to intangible assets totaled $33,055 and $28,072 during the six months ended August 31, 2010 and 2011, respectively.  The aggregate estimated amortization expense for intangible assets remaining as of August 31, 2011 is as follows:

Remainder of fiscal 2012	$6,600
2013	8,600
2014	4,000
2015	4,000
2016	4,000
Thereafter	10,583
Total	$37,783

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors.  The Director operates two Aspen Leaf Yogurt locations under the Franchise Agreements and the Development Agreement provides for certain incentives if five locations are secured prior to February 1, 2013.

As of August 31, 2011, the Company had receivables of approximately $34,500 due from the Director associated with the director’s ownership and operation of two current franchise locations.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment. ASU No. 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for us beginning in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

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

Overview

We are a product-based international franchisor, confectionery manufacturer and retail operator.  Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate, frozen yogurt, and other confectionery products.  We also sell our candy in selected locations outside our system of retail stores to build brand awareness.  We own and operate twelve retail units as a laboratory to test marketing, design and operational initiatives.

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

Results of Operations

Three Months Ended August 31, 2011 Compared to the Three Months Ended August 31, 2010

Basic earnings per share decreased 6.3% from $.16 in the three months ended August 31, 2010 to $.15 in the same period of the current year. Revenues increased 14.3% from $6.6 million in the second quarter of fiscal 2011 to $7.6 million in the same period of fiscal 2012. Operating income decreased 2.5% from $1.44 million in the second quarter of fiscal 2011 to $1.40 million in the second quarter of fiscal 2012. Net income decreased 3.4% from $944,000 in the second quarter of fiscal 2011 to $912,000 in the second quarter of fiscal 2012. The decrease in operating income and net income for the second quarter of fiscal 2012 compared to the same period in fiscal 2011 was due primarily to an increase in operating expenses.

	Three Months Ended
	August 31,			%
($’s in thousands)	2011	2010	Change	Change
Factory sales	$4,539.4	$4,204.2	$335.2	8.0%
Retail sales	1,464.2	922.7	541.5	58.7%
Franchise fees	143.3	52.5	90.8	173.0%
Royalty and Marketing fees	1,428.9	1,446.9	(18.0)	(1.2%)
Total	$7,575.8	$6,626.3	$949.5	14.3%

Factory Sales

The increase in factory sales for the three months ended August 31, 2011 versus the three months ended August 31, 2010 was primarily due to a 104.8% increase in shipments of product to customers outside our network of franchised retail stores as a result of a single customer placing orders in the second quarter of the current year whereas such customer placed its order in the third quarter of the prior year and a 4.0% increase in sales to domestic franchised and licensed stores.  These increases were partially offset by a 4.6% decrease in same-store pounds purchased by our network of franchised stores.

Retail Sales

The increase in retail sales was primarily due to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations between December 2010 and April 2011, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations. Same store sales at Company-owned stores increased 4.1% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees declined 1.2% in the three months ended August 31, 2011 compared with the same period of fiscal 2011 as a result of a decrease in same store sales at franchise locations and a decrease in domestic franchise units, partially offset by an increase in royalties from licensed locations.  Same store sales at franchise locations decreased 1.9% during the second quarter of fiscal 2012 compared to the same period in the prior year.  Average licensed locations in operation increased from 28 units in the second quarter of fiscal 2011 to 44 units in the same period of fiscal 2012.  This increase was offset by a decrease in the average number of domestic units in operation from 257 in the second quarter of fiscal 2011 to 247 in the same period of fiscal 2012. The increase in franchise fee revenue during the second quarter of fiscal 2012, compared with the prior year period was the result of an increase in domestic franchise opening from 2 during the three months ended August 31, 2010 to 5 openings during the three months ended August 31, 2011.

Costs and Expenses
	Three months ended			%
	August 31,
($’s in thousands)	2011	2010	Change	Change
Cost of sales – factory adjusted	$3,017.0	$2,737.9	$279.1	10.2%
Cost of sales - retail	560.6	339.5	221.1	65.1%
Franchise costs	514.8	353.2	161.6	45.8%
Sales and marketing	384.9	358.8	26.1	7.3%
General and administrative	717.0	644.6	72.4	11.2%
Retail operating	787.4	579.7	207.7	35.8%
Total	$5,981.7	$5,013.7	$968.0	19.3%

Adjusted gross margin
	Three months ended			%
	August 31,
($’s in thousands)	2011	2010	Change	Change
Factory adjusted gross margin	$1,522.4	$1,466.3	$56.1	3.8%
Retail	903.6	583.2	320.4	54.9%
Total	$2,426.0	$2,049.5	$376.5	18.4%

(Percent)
Factory adjusted gross margin	33.5%	34.9%	(1.4%)	(4.0%)
Retail	61.7%	63.2%	(1.5%)	(2.4%)
Total	40.4%	40.0%	0.4%	1.0%

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

	Three Months Ended
	August 31,
($’s in thousands)	2011	2010
Factory adjusted gross margin	$1,522.4	$1,466.3
Less: Depreciation and Amortization	69.0	82.3
Factory GAAP gross margin	$1,453.4	$1,384.0

Costs and Expenses

Cost of Sales

Factory margins decreased 140 basis points in the three months ended August 31, 2011 compared to the three months ended August 31, 2010 due primarily to a product mix shift resulting from a large holiday order occurring in the second quarter of fiscal 2012, compared to the third quarter in the prior fiscal year, and an increase in fuel and transportation related costs. The decrease in Company-owned store margin is due primarily to costs associated with Aspen Leaf Yogurt promotions, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2011 versus the three months ended August 31, 2010 is due primarily to an increase in compensation related costs associated with additional franchise personnel and expenses associated with the continued site selection and the development of Aspen Leaf Yogurt. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.7% in the three months ended August 31, 2011 from 23.6% in the three months ended August 31, 2010.  This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 45.8% increase in franchise costs.

Sales and Marketing

The increase in sales and marketing expense for the second quarter of fiscal 2012 compared to the same period in fiscal 2011 is due primarily to an increase in marketing costs associated with Aspen Leaf Yogurt franchise and Company-owned locations.

General and Administrative

The increase in general and administrative costs for the second quarter of fiscal 2012 compared to the same period in fiscal 2011 is due primarily to costs associated with site selection and the  development of Aspen Leaf Yogurt. As a percentage of total revenues, general and administrative expense decreased to 9.5% in the second quarter of fiscal 2012 compared to 9.7% in the same period of fiscal 2011.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 was due primarily to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the quarter.  Retail operating expenses, as a percentage of retail sales, decreased from 62.8% in the second quarter of fiscal 2011 to 53.8% in the same period of fiscal 2012.

Depreciation and Amortization

Depreciation and amortization of $190,000 in the second quarter of fiscal 2012 increased 10.1% from $173,000 incurred in the same period of fiscal 2011 due to additional depreciable assets acquired by us as a result of an increase in the number of Company-owned stores in operation, partially offset by certain assets becoming fully depreciated.

Interest Income

Interest income of $14,000 realized in the second quarter of fiscal 2012 represents a decrease of $2,100 from the $16,100 realized in the same period of fiscal 2011.

Income Tax Expense

Our effective income tax rate in the second quarter of fiscal 2012 was 35.7% which is an increase of 0.5% compared to the same period of fiscal 2011.

Six Months Ended August 31, 2011 Compared to the Six Months Ended August 31, 2010

Basic earnings per share decreased 3.2% from $.31 for the six months ended August 31, 2010 to $.30 for the same period of fiscal 2012. Revenues increased 13.8% to $16.2 million for the six months ended August 31, 2011 compared to $14.2 million in the same period of fiscal 2011. Operating income decreased 2.6% from $2.9 million in the six months ended August 31, 2010 to $2.8 million in the same period of fiscal 2012. Net income decreased 2.3% from $1.9 million in the six months ended August 31, 2010 to $1.8 million in the same period of fiscal 2012. The decrease in operating income and net income for the six months ended August 31, 2011 compared to the same period in the prior year was due primarily to an increase in revenues, more than offset by an increase in operating expenses.

Revenues
	Six Months Ended
	August 31,			%
($’s in thousands)	2011	2010	Change	Change
Factory sales	$10,372.0	$9,618.0	$754.0	7.8%
Retail sales	2,842.1	1,736.2	1,105.9	63.7%
Franchise fees	249.8	129.5	120.3	92.9%
Royalty and marketing fees	2,749.8	2,757.9	(8.1)	(0.3%)
Total	$16,213.7	$14,241.6	$1,972.1	13.8%

Factory Sales

The increase in factory sales for the first six months ended August 31, 2011 compared to the same period in fiscal 2011 was primarily due to a 24.3% increase in shipments of product to customers outside our network of franchised retail stores and a 3.9% increase in purchases by our network of franchised and licensed retail stores.  Same store pounds purchased for the six months ended August 31, 2011 decreased 2.5% compared to the same period in fiscal 2011.

Retail Sales

The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 12 in the first six months ended August 31, 2010 to 14 in the same period of the current year. Same store retail sales at Company-owned locations increased 4.1% in the six months ended August 31, 2011 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees were approximately unchanged during the six months ended August 31, 2011 compared to the same period of fiscal 2011 as a result of an increase in the number of Cold Stone Creamery co-branded locations in operation, offset by a decline in same-store sales and a decrease in the average number of domestic franchise units in operation.  The average number of domestic franchise units in operation decreased 4.6% from 259 in the six months ended August 31, 2010 to 247 during the same period in the current year. Franchise fee revenues during the six months ended August 31, 2011 increased as a result of an increase in the number of domestic franchise store openings relative to the number of licensed location openings.  During the six months ended August 31, 2011, there were 9 domestic franchise store openings compared with 4 in the same period of the prior year, this was partially offset by a decrease in licensed location openings from 11 during the six months ended August 31, 2010 to 5 during the six months ended August 31, 2011.

Costs and Expenses
	Six months ended			%
	August 31,
($’s in thousands)	2011	2010	Change	Change
Cost of sales – factory adjusted	$7,087.8	$6,470.1	$617.7	9.5%
Cost of sales - retail	1,123.1	656.2	466.9	71.2%
Franchise costs	921.7	713.3	208.4	29.2%
Sales and marketing	825.1	748.2	76.9	10.3%
General and administrative	1,456.6	1,312.4	144.2	11.0%
Retail operating	1,638.6	1,122.1	516.5	46.0%
Total	$13,052.9	$11,022.3	$2,030.6	18.4%

Adjusted gross margin
	Six months ended			%
	August 31,
	2011	2010	Change	Change
($’s in thousands)
Factory	$3,284.2	$3,147.9	$136.3	4.3%
Retail	1,719.0	1,080.0	639	59.2%
Total	$5,003.2	$4,227.9	$775.3	18.3%

(Percent)
Factory	31.7%	32.7%	(1.0%)	(3.1%)
Retail	60.5%	62.2%	(1.7%)	(2.7%)
Total	37.9%	37.2%	0.7%	1.9%

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

	Six Months Ended
	August 31,
($’s in thousands)	2011	2010
Factory adjusted gross margin	$3,284.2	$3,147.9
Less: Depreciation and Amortization	138.5	165.7
Factory GAAP gross margin	$3,145.7	$2,982.2

Costs and Expenses

Cost of Sales

Factory margins decreased 100 basis points for the first six months ended August 31, 2011 compared to the same period in the six months ended August 31, 2010 due primarily to an increase in fuel and transportation related costs and a product mix shift resulting from a large holiday order occurring in the second quarter of fiscal 2012, whereas such order occurred in the third quarter during the prior fiscal year.  The decrease in Company-owned store margin is due primarily to costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs for the six months ended August 31, 2011 compared to the same six months ended August 31, 2010 is due primarily to an increase in compensation related costs associated with additional franchise personnel, costs associated with site selection and the development of Aspen Leaf Yogurt. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 30.7% in the six months ended August 31, 2011 from 24.7% in the six months ended August 31, 2010. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing expense for the six months ended August 31, 2011 compared to the six months ended August 31, 2010 is due to increased advertising, related to new regional advertising initiatives, increased marketing related compensation costs and costs associated with Aspen Leaf Yogurt franchise and Company-owned locations.

General and Administrative

The increase in general and administrative expense for the first six months ended August 31, 2011 compared to the six months ended August 31, 2010 is due to costs associated with site selection and the development of Aspen Leaf Yogurt, an increase in the allowance for doubtful accounts and stock-based compensation expense.  As a percentage of total revenues, general and administrative expenses decreased to 9.0% in the first six months of fiscal 2012 compared to 9.2% in the same period of fiscal 2011.

Retail Operating Expenses

The increase in retail operating expenses was due to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations between December 2010 and April 2011, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the second quarter.  For the six months ended August 31, 2011 an operating loss of approximately $56,000 was incurred related to the opening and operation of Aspen Leaf Yogurt locations.  Retail operating expenses, as a percentage of retail sales, decreased from 64.6% in the first six months of fiscal 2011 to 57.7% in the same period of fiscal 2012.

Depreciation and Amortization

Depreciation and amortization of $359,000 in the six months ended August 31, 2011 increased 5.2% from $341,000 incurred in the six months ended August 31, 2010 due to an increase in the number of Company-owned stores in operation partially offset by certain assets becoming fully depreciated.

Interest Income

Interest income of $31,000 realized in the six months ended August 31, 2011 represents an increase of $6,000 from the $25,000 realized in the same period of the prior year due to higher average outstanding cash balances and an increase in interest income realized related to notes receivable.

Income Tax Expense

Our effective income tax rate in the six months ended August 31, was 35.4% and was unchanged from the same period in the prior fiscal year.

Liquidity and Capital Resources

As of August 31, 2011, working capital was $10.3 million, compared with $9.8 million as of February 28, 2011, an increase of $500,000. The change in working capital was due primarily to operating results.

Cash and cash equivalent balances increased from $3.3 million as of February 28, 2011 to $4.1 million as of August 31, 2011 as a result of cash flows provided by operating activities greater than cash flows used by financing and investing activities. Our current ratio was 4.10 to 1 at August 31, 2011 in comparison with 3.67 to 1 at February 28, 2011. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5 million ($5 million available as of August 31, 2011) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. The line is subject to renewal in July 2012.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contracts. As of August 31, 2011, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the prices of cocoa would result in a $22,000 favorable or unfavorable price benefit resulting from our contracts.

As of August 31, 2011, the Company had no long-term debt. The Company has a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2011, no amount was outstanding under the line of credit. The Company does not believe that it is exposed to any material interest rate risk related to the line of credit.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of August 31, 2011, of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of August 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2011

3.2	By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	*Promissory Note dated August 4, 2011 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant

31.1	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

101.INS	***XBRL Instance Document

101.SCH	***XBRL Taxonomy Extension Schema Document

101.CAL	***XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

***Furnished with this report. In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: October 14, 2011	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director