Form 10-Q
period 2011-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2012-01-13
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On January 1, 2012, the registrant had outstanding 6,126,007 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

PART I.                   FINANCIAL INFORMATION

Item 1.                      Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Revenues
Sales	$7,115,456	$6,625,043	$20,329,561	$17,979,260
Franchise and royalty fees	1,164,454	1,290,889	4,164,061	4,178,274
Total revenues	8,279,910	7,915,932	24,493,622	22,157,534

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $68,388, $82,039, $206,953 and $247,761, respectively	4,681,398	4,375,609	12,892,284	11,501,952
Franchise costs	452,713	402,688	1,374,413	1,115,985
Sales and marketing	400,263	395,670	1,225,393	1,143,908
General and administrative	800,583	686,558	2,257,175	1,998,913
Retail operating	649,696	569,340	2,288,246	1,691,489
Depreciation and amortization	194,129	162,740	553,295	504,082
Total costs and expenses	7,178,782	6,592,605	20,590,806	17,956,329

Income from Operations	1,101,128	1,323,327	3,902,816	4,201,205

Interest Income	15,270	16,105	46,129	41,170

Income Before Income Taxes	1,116,398	1,339,432	3,948,945	4,242,375

Income Tax Provision	391,430	465,952	1,392,765	1,493,652

Net Income	$724,968	$873,480	$2,556,180	$2,748,723

Basic Earnings per Common Share	$.12	$.14	$.42	$.45
Diluted Earnings per Common Share	$.12	$.14	$.41	$.44

Weighted Average Common Shares Outstanding	6,126,007	6,063,720	6,102,704	6,045,782
Dilutive Effect of Stock Options	159,445	244,026	194,136	236,496
Weighted Average Common Shares Outstanding, Assuming Dilution	6,285,452	6,307,746	6,296,840	6,282,278

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2011	2011
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$3,151,497	$3,344,490
Accounts receivable, less allowance for doubtful accounts of $557,721 and $376,319, respectively	4,560,094	4,823,257
Notes receivable, current portion	357,142	370,635
Refundable income taxes	-	119,888
Inventories, less reserve for slow moving inventory of $247,199 and $246,631, respectively	4,320,690	4,124,188
Deferred income taxes	502,224	445,194
Other	373,176	279,335
Total current assets	13,264,823	13,506,987

Property and Equipment, Net	7,351,692	6,275,406

Other Assets
Notes receivable, less current portion and valuation allowance of $74,900 and $14,000, respectively	355,805	467,431
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	25,139	59,218
Other	126,851	82,822
Total other assets	1,554,739	1,656,415

Total assets	$22,171,254	$21,438,808

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,348,840	$1,540,930
Accrued salaries and wages	449,453	547,539
Other accrued expenses	797,944	718,814
Dividend payable	612,601	606,998
Deferred income	183,500	261,410

Total current liabilities	3,392,338	3,675,691

Deferred Income Taxes	1,000,694	1,109,002

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,126,007 and 6,069,976 issued and outstanding, respectively	183,780	182,099
Additional paid-in capital	8,459,850	8,060,041
Retained earnings	9,134,592	8,411,975
Total stockholders’ equity	17,778,222	16,654,115

Total liabilities and stockholders’ equity	$22,171,254	$21,438,808

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	November 30,
	2011	2010
Cash Flows From Operating activities
Net income	$2,556,180	$2,748,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	553,295	504,082
Provision for loss on accounts and notes receivable	237,000	135,000
Provision for obsolete inventory	45,000	45,000
Loss on sale or acquisition of property and equipment	26,598	481
Expense recorded for stock compensation	356,490	315,972
Deferred income taxes	(165,338)	(64,840)
Changes in operating assets and liabilities:
Accounts receivable	87,163	(378,781)
Inventories	(241,502)	(775,568)
Other current assets	(99,138)	(237,058)
Accounts payable	(11,119)	439,305
Deferred income	(77,910)	(15,528)
Accrued liabilities	100,931	(331,807)
Net cash provided by operating activities	3,367,650	2,384,981

Cash Flows From Investing Activities
Addition to notes receivable	$(101,810)	$(549,259)
Proceeds received on notes receivable	165,929	111,246
Proceeds from sale or distribution of assets	52,800	18,602
Purchases of property and equipment	(1,861,708)	(532,403)
Increase in other assets	(32,895)	(8,097)
Net cash used in investing activities	(1,777,684)	(959,911)

Cash Flows From Financing Activities
Issuance of common stock	$36,715	$-
Tax benefit of stock awards	8,285	-
Dividends paid	(1,827,959)	(1,812,137)
Net cash used in financing activities	(1,782,959)	(1,812,137)

Net Increase (Decrease) in Cash and Cash Equivalents	(192,993)	(387,067)

Cash and Cash Equivalents, Beginning of Period	$3,344,490	$3,743,092

Cash and Cash Equivalents, End of Period	$3,151,497	$3,356,025

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

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at November 30, 2011:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	1	9	10
Franchise stores – Domestic stores	6	234	240
Franchise stores – Domestic kiosks	-	9	9
Franchise units – International	-	58	58
Cold Stone Creamery – co-branded	4	47	51
Aspen Leaf Yogurt Stores
Company-owned stores	5	4	9
Franchise stores – Domestic stores	-	4	4
Total	16	365	381

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Stock-Based Compensation

At November 30, 2011, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $102,260 and $356,490 of stock-based compensation expense during the three and nine month periods ended November 30, 2011, respectively, compared to $97,686 and $315,972, during the three and nine month periods ended November 30, 2010, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the nine months ended November 30, 2011 and November 30, 2010:

	Nine Months Ended
	November 30,
	2011	2010
Outstanding stock options as of February 28:	341,890	367,762
Granted	12,936	-
Exercised	(8,731)	-
Cancelled/forfeited	(1,575)	(9,702)
Outstanding stock options as of November 30:	344,520	358,060

Weighted average exercise price	$10.11	$9.81
Weighted average remaining contractual term (in years)	2.72	3.45

The following table summarizes non-vested restricted stock unit transactions for common stock during the nine months ended November 30, 2011 and November 30, 2010:

	Nine Months Ended
	November 30,
	2011	2010
Outstanding non-vested restricted stock units as of February 28:	141,260	129,280
Granted	4,540	44,300
Vested	(43,300)	(32,320)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of November 30:	102,500	141,260

Weighted average grant date fair value	$9.19	$9.17
Weighted average remaining vesting period (in years)	2.24	3.21

During the nine months ended November 30, 2011, the Company issued 4,000 fully-vested, unrestricted shares of stock and awarded 12,936 shares of stock options to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock and -0- shares of stock options issued to non-employee directors in the nine months ended November 30, 2010. There were no unrestricted shares or stock options issued during the three-month periods ended November 30, 2011 or November 30, 2010.  In connection with these non-employee director stock issuances, the Company recognized $52,886 and $38,000 of stock-based compensation expense during the nine-month periods ended November 30, 2011 and 2010, respectively.

During the three and nine month periods ended November 30, 2011, the Company recognized $102,260 and $303,604, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest 20% annually over a period of five years.  During the nine months ended November 30, 2011, 43,300 restricted stock units vested and were issued as common stock.  Total unrecognized compensation expense of non-vested, non-forfeited shares granted as of November 30, 2011 was $777,108, which is expected to be recognized over the weighted-average period of 2.2 years.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

The weighted-average fair value of stock options granted during the nine months ended November 30, 2011 was $0.89 per share and there were no options granted during the nine months ended November 30, 2010.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended
	November 30,
	2011	2010
Expected dividend yield	3.87%	n/a
Expected stock price volatility	27%	n/a
Risk-free interest rate	2.0%	n/a
Expected life of options	5 years	n/a

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended November 30, 2011 and 2010, 117,663 and 116,004 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2011 and 2010, 118,570 and 119,238 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2011	February 28, 2011
Ingredients and supplies	$2,487,479	$2,403,045
Finished candy	1,833,211	1,721,143
Total inventories	$4,320,690	$4,124,188

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2011	February 28, 2011
Land	$513,618	$513,618
Building	4,700,905	4,691,792
Machinery and equipment	8,017,254	7,810,606
Furniture and fixtures	1,322,254	1,076,019
Leasehold improvements	1,606,149	803,131
Transportation equipment	320,556	358,721
	16,480,736	15,253,887

Less accumulated depreciation	9,129,044	8,978,481

Property and equipment, net	$7,351,692	$6,275,406

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per share of common stock on March 11, 2011 to shareholders of record on February 25, 2011.  The Company paid a quarterly cash dividend of $0.10 per common share on June 10, 2011 to shareholders of record on May 26, 2011.  The Company paid a quarterly cash dividend of $0.10 per common share on September 16, 2011 to shareholders of record on September 6, 2011.The Company declared a quarterly cash dividend of $0.10 per share of common stock on November 15, 2011 payable on December 9, 2011 to shareholders of record on November 29, 2011.

NOTE 5 - STOCKHOLDERS’ EQUITY - CONTINUED

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid (received) for:	2011	2010
Interest	$(50,175)	$(39,074)
Income taxes	1,425,551	1,749,482

Non-Cash Financing Activities
Dividend Payable	$612,601	$606,351
Fair value of assets acquired in business combination
Store assets	$-	$63,198

Accrued Capital Expenditures	$180,971	$-

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

Three Months Ended November 30, 2011	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,164,453	$6,738,048	$966,515	$-	$8,869,016
Intersegment revenues	-	(589,106)	-	-	(589,106)
Revenue from external customers	1,164,453	6,148,942	966,515	-	8,279,910
Segment profit (loss)	374,409	1,740,532	(179,408)	(819,135)	1,116,398
Total assets	1,328,594	11,488,435	3,982,890	5,371,335	22,171,254
Capital expenditures	10,171	22,783	622,587	15,811	671,352
Total depreciation & amortization	$15,599	$73,382	$68,121	$37,028	$194,130

Three Months Ended November 30, 2010	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,290,889	$6,471,210	$765,983	$-	$8,528,082
Intersegment revenues	-	(612,150)	-	-	(612,150)
Revenue from external customers	1,290,889	5,859,060	765,983	-	7,915,932
Segment profit (loss)	554,005	1,651,547	(169,664)	(696,456)	1,339,432
Total assets	1,431,276	11,158,330	3,000,480	4,591,953	20,182,039
Capital expenditures	-	35,727	144,361	37,369	217,457
Total depreciation & amortization	$19,335	$86,719	$21,753	$34,933	$162,740

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Nine Months Ended November 30, 2011	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$4,164,061	$18,092,103	$3,911,213	$-	$26,167,377
Intersegment revenues	-	(1,673,755)	-	-	(1,673,755)
Revenue from external customers	4,164,061	16,418,348	3,911,213	-	24,493,622
Segment profit (loss)	1,756,143	4,646,749	(161,254)	(2,292,693)	3,948,945
Total assets	1,328,594	11,488,435	3,982,890	5,371,335	22,171,254
Capital expenditures	11,613	133,441	1,525,439	191,215	1,861,708
Total depreciation & amortization	$50,155	$221,546	$177,210	$104,384	$553,295

Nine Months Ended November 30, 2010	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$4,178,274	$17,084,006	$2,502,141	$-	$23,764,421
Intersegment revenues	-	(1,606,887)	-	-	(1,606,887)
Revenue from external customers	4,178,274	15,477,119	2,502,141	-	22,157,534
Segment profit (loss)	2,064,665	4,527,163	(280,906)	(2,068,547)	4,242,375
Total assets	1,431,276	11,158,330	3,000,480	4,591,953	20,182,039
Capital expenditures	3,524	146,488	173,620	208,771	532,403
Total depreciation & amortization	$59,002	$262,447	$71,491	$111,142	$504,082

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.4 million of the Company’s revenues from external customers during the nine months ended November 30, 2011 compared to $1.6 million during the nine months ended November 30, 2010.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		November 30, 2011		February 28, 2011
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$198,938	$205,777	$190,646
Packaging licenses	3-5 Years	120,830	120,830	120,830	120,830
Packaging design	10 Years	430,973	430,439	430,973	399,989
Aspen Leaf Yogurt Design	5 Years	19,740	1,974	13,103	-
Total		777,320	752,181	770,683	711,465

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,486,648	$1,414,565	$2,480,011	$1,373,849

Amortization expense related to intangible assets totaled $40,716 and $48,483 during the nine months ended November 30, 2011 and 2010, respectively. The aggregate estimated amortization expense for intangible assets remaining as of November 30, 2011 is as follows:

Remainder of fiscal 2012	$3,000
2013	8,600
2014	4,000
2015	4,000
2016	4,000
Thereafter	1,539
Total	$25,139

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors.  The Director operates two ALY locations under the Franchise Agreements and the Development Agreement provides for certain incentives if five locations are secured prior to February 1, 2013.

As of November 30, 2011, the Company had receivables of approximately $2,700 due from the Director associated with the director’s ownership and operation of the two current ALY locations.

NOTE 10 – FRANCHISE FEE REVENUE RECOGNITION

Franchise fee revenue is recognized upon the opening of a franchise location.  During the six months ended August 31, 2011 four Aspen Leaf Yogurt franchise locations opened and $78,500 of franchise fee revenue was recognized associated with these openings.  During the three months ended November 30, 2011 the franchise fee for Aspen Leaf Yogurt was reduced and a decrease to revenue of $54,500 was recorded associated with locations previously opened during the six months ended August 31, 2011.  The change to ALY franchise fees was the result of the Company’s continued evaluation of the self serve yogurt franchise environment and its desire to remain competitive among many franchise offerings.  There was no change to the Rocky Mountain Chocolate Factory franchise fee or the Company’s franchise fee revenue recognition policy.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

We are a product-based international franchisor, confectionery manufacturer and retail operator.  Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate, frozen yogurt, and other confectionery products.  We also sell our candy in selected locations outside our system of retail stores to build brand awareness.  We own and operate thirteen retail units as a laboratory to test marketing, design and operational initiatives.

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

Results of Operations

Three Months Ended November 30, 2011 Compared to the Three Months Ended
November 30, 2010

Basic earnings per share decreased 14.3% from $.14 in the three months ended November 30, 2010 to $.12 in the same period of the current year.  Revenues increased 4.6% from $7.9 million in the three months ended November 30, 2010 to $8.3 million in the same period of the current year.  Operating income decreased 16.8% from $1.3 million in the three months ended November 30, 2010 to $1.1 million in the same period of the current year.  Net income decreased 17.0% from $873,000 in the three months ended November 30, 2010 to $725,000 in the same period of the current year.  The decrease in operating income and net income for the three months ended November 30, 2011 compared to the same period in the prior year was due primarily to an increase in operating costs associated with Aspen Leaf Yogurt and an increase in the reserve for uncollectable accounts and notes receivable.

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2011	2010	Change	Change
Factory sales	$6,185.5	$5,859.0	$326.5	5.6%
Retail sales	929.9	766.0	163.9	21.4%
Franchise fees	(21.6)	114.0	(135.6)	(118.9%)
Royalty and Marketing fees	1,186.1	1,176.9	9.2	0.8%
Total	$8,279.9	$7,915.9	$364.0	4.6%

Factory Sales

The increase in factory sales during the three months ended November 30, 2011 compared to the same period in the prior year was primarily due to a 29.4% increase in shipments to customers outside our system of franchised stores and a 1.7% increase in sales to domestic franchised and licensed stores.  These increases were partially offset by a 4.0% decrease in same-store pounds purchased by our network of franchised stores.

Retail Sales

The increase in retail sales compared to the same period in the previous year was primarily due to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations between December 2010 and April 2011, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the three months ended August 31, 2011. Same store sales at Company-owned stores increased 4.2% in the three months ended November 30, 2011 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased 0.8% in the three months ended November 30, 2011 compared with the same period of fiscal 2011 as a result of an increase in same-store sales at franchise locations and an increase in royalties from licensed locations, partially offset by a decline in domestic franchise units.  Same-store sales at franchise locations increased 1.0% during the three months ended November 30, 2011 compared to the same period in the prior year.  Average licensed locations in operation increased from 34 units in the three months ended November 30, 2010 to 46 units in the three months ended November 30, 2011.  These increases were offset by a decrease in the average number of domestic units in operation from 252 in the three months ended November 30, 2010 to 246 in the three months ended November 30, 2011. The decrease in franchise fee revenue during the three months ended November 30, 2011, compared with the prior year period was the result of a change in the franchise fee associated with Aspen Leaf Yogurt and a decrease in revenue recorded for locations opened during Fiscal 2012 and a decrease in domestic franchise openings from four during the three months ended November 30, 2010 to two openings during the three months ended November 30, 2011.

Costs and Expenses	Three Months Ended
	November 30,		$	%
($’s in thousands)	2011	2010	Change	Change
Cost of sales – factory adjusted	$4,272.6	$4,045.6	$227.0	5.6%
Cost of sales - retail	408.8	330.0	78.8	23.9%
Franchise costs	452.7	402.7	50.0	12.4%
Sales and marketing	400.3	395.7	4.6	1.2%
General and administrative	800.6	686.6	114.0	16.6%
Retail operating	649.7	569.3	80.4	14.1%
Total	$6,984.7	$6,429.9	$554.8	8.6%

Adjusted gross margin	Three Months Ended
	November 30,		$	%
($’s in thousands)	2011	2010	Change	Change
Factory adjusted gross margin	$1,912.9	$1,813.4	$99.5	5.5%
Retail	521.1	436.0	85.1	19.5%
Total	$2,434.0	$2,249.4	$184.6	8.2%

(Percent)
Factory adjusted gross margin	30.9%	31.0%	(0.1%)	(0.3%)
Retail	56.0%	56.9%	(0.9%)	(1.6%)
Total	34.2%	34.0%	0.2%	0.6%

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

	Three Months Ended
	November 30,
($’s in thousands)	2011	2010
Factory adjusted gross margin	$1,912.9	$1,813.4
Less: Depreciation and Amortization	68.4	82.0
Factory GAAP gross margin	$1,844.5	$1,731.4

Cost of Sales and Gross Margin

Factory margins were approximately unchanged in the three months ended November 30, 2011 compared to the three months ended November 30, 2010 due primarily to an increase in fuel and transportation related costs, mostly offset by an increase in manufacturing efficiencies associated with higher production volume. The decrease in Company-owned store margin is due primarily to costs associated with Aspen Leaf Yogurt promotions, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs in the three months ended November 30, 2011 versus the three months ended November 30, 2010 is due primarily to an increase in compensation related costs associated with additional franchise personnel and expenses associated with the continued site selection and development of Aspen Leaf Yogurt. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 38.9% in the three months ended November 30, 2011 from 31.2% in the three months ended November 30, 2010.  This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 12.4% increase in franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 is primarily due to increased marketing related compensation costs and increased ALY advertising.

General and Administrative

The increase in general and administrative costs for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 is due primarily to an increase in the reserve for uncollectable accounts and notes receivable and an increase in compensation expense. As a percentage of total revenues, general and administrative expense increased to 9.7% in the three months ended November 30, 2011 compared to 8.7% in the same period the prior year.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 was due primarily to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the previous quarter.  Retail operating expenses, as a percentage of retail sales, decreased from 74.3% in the third quarter of fiscal 2011 to 69.9% in the three months ended November 30, 2011.

Depreciation and Amortization

Depreciation and amortization of $194,000 in the three months ended November 30, 2011 increased 19.3% from $163,000 incurred in the same period of the prior year, due to additional depreciable assets acquired by us as a result of an increase in the number of Company-owned stores in operation, partially offset by certain assets becoming fully depreciated.

Interest Income

Interest income of $15,300 realized in the third quarter of fiscal 2012 represents a decrease of $800 from the $16,100 realized in the same period of fiscal 2011.

Income Tax Expense

Our effective income tax rate in the three months ended November 30, 2011 was 35.1% which is an increase of 0.3% compared to the same period of the prior year.

Nine Months Ended November 30, 2011 Compared to the Nine Months Ended November 30, 2010

Basic earnings per share decreased 6.7% from $.45 for the nine months ended November 30, 2010 to $.42 for the same period of the current year. Revenues increased 10.5% to $24.5 million for the nine months ended November 30, 2011 compared to $22.2 million in the nine months ended November 30, 2010. Operating income decreased 7.1% from $4.2 million in the nine months ended November 30, 2010 to $3.9 million in the nine months ended November 30, 2011. Net income decreased 7.0% from $2.7 million in the nine months ended November 30, 2010 to $2.6 million in the nine months ended November 30, 2011. The decrease in operating income and net income for the nine months ended November 30, 2011 compared to the same period in the prior year was due primarily to an increase in operating expenses that more than offset an increase in revenues.

Revenues	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2011	2010	Change	Change
Factory sales	$16,557.5	$15,477.0	$1,080.5	7.0%
Retail sales	3,772.0	2,502.2	1,269.8	50.7%
Franchise fees	228.2	243.5	(15.3)	(6.3%)
Royalty and marketing fees	3,935.9	3,934.8	1.1	-%
Total	$24,493.6	$22,157.5	$2,336.1	10.5%

Factory Sales

The increase in factory sales for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 was primarily due to a 25.9% increase in shipments of product to customers outside our network of franchised retail stores and a 3.0% increase in purchases by our network of franchised and licensed retail stores partially offset by a decrease in same-store pounds purchased for the nine months ended November 30, 2011 of 3.1% compared to the nine months ended November 30, 2010.

Retail Sales

The increase in retail sales compared to the same period in the previous year was primarily due to an increase in the average sales volume and the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations between December 2010 and April 2011, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the three months ended August 31, 2011. Same-store sales at Company-owned stores increased 4.4% in the nine months ended November 30, 2011 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees were approximately unchanged during the nine months ended November 30, 2011 compared to the same period of fiscal 2011 as a result of an increase in the number of Cold Stone Creamery co-branded locations in operation, offset by a decline in same-store sales and a decline in the average number of domestic franchise units in operation.  The average number of domestic franchise units in operation decreased 4.3% from 257 in the nine months ended November 30, 2010 to 246 during the same period in the current year. Same store sales at franchise locations were unchanged during the nine months ended November 30, 2011 compared to the same period in the prior year. Franchise fee revenues during the nine months ended November 30, 2011 decreased as a result of a decrease in the average franchise fee per unit, associated with a lower franchise fee for ALY locations and a decrease in licensed, co-branded, location openings from 19 during the nine months ended November 30, 2010 to 7 during the nine months ended November 30, 2011.  These decreases were partially offset by an increase in the number of domestic franchise store openings.  During the nine months ended November 30, 2011, there were 11 domestic franchise store openings compared with 8 in the same period of the prior year.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2011	2010	Change	Change
Cost of sales – factory adjusted	$11,360.4	$10,515.8	$844.6	8.0%
Cost of sales - retail	1,531.9	986.2	545.7	55.3%
Franchise costs	1,374.4	1,116.0	258.4	23.2%
Sales and marketing	1,225.4	1,143.9	81.5	7.1%
General and administrative	2,257.2	1,998.9	258.3	12.9%
Retail operating	2,288.2	1,691.5	596.7	35.3%
Total	$20,037.5	$17,452.3	$2,585.2	14.8%

Adjusted gross margin	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2011	2010	Change	Change
Factory adjusted gross margin	$5,197.1	$4,961.2	$235.9	4.8%
Retail	2,240.1	1,516.0	724.1	47.8%
Total	$7,437.2	$6,477.2	$960.0	14.8%

(Percent)
Factory adjusted gross margin	31.4%	32.1%	(0.7%)	(2.2%)
Retail	59.4%	60.6%	(1.2%)	(2.0%)
Total	36.6%	36.0%	0.6%	1.7%

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

	Nine Months Ended
	November 30,
($’s in thousands)	2011	2010
Factory adjusted gross margin	$5,197.1	$4,961.2
Less: Depreciation and Amortization	207.0	247.8
Factory GAAP gross margin	$4,990.1	$4,713.4

Cost of Sales and Gross Margin

Factory margins decreased 70 basis points for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 due primarily to an increase in fuel and transportation related costs.  The decrease in Company-owned store margin is due primarily to costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 is due primarily to an increase in compensation related costs associated with additional franchise personnel, costs associated with site selection and development of Aspen Leaf Yogurt. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 33.0% in the nine months ended November 30, 2011 from 26.7% in the nine months ended November 30, 2010. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing expense for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 is due to costs associated with Aspen Leaf Yogurt franchise and Company-owned locations, increased advertising related to new regional advertising initiatives, and increased marketing related compensation costs.

General and Administrative

The increase in general and administrative expense for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 is due to an increase in the allowance for doubtful accounts and notes receivable, costs associated with site selection and development of Aspen Leaf Yogurt, and stock-based compensation expense.  As a percentage of total revenues, general and administrative expenses increased to 9.2% in the nine months ended November 30, 2011 compared to 9.0% in the same period of fiscal 2011.

Retail Operating Expenses

The increase in retail operating expenses was due to an increase in the average number of Company-owned stores in operation as a result of the opening of four Company-owned Aspen Leaf Yogurt locations between December 2010 and April 2011, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the quarter ended August 31, 2011.  For the nine months ended November 30, 2011, an operating loss of approximately $225,000 was incurred related to the opening and operation of Aspen Leaf Yogurt locations.  Retail operating expenses, as a percentage of retail sales, decreased from 67.6% in the first nine months of fiscal 2011 to 60.7% in the same period of fiscal 2012.

Depreciation and Amortization

Depreciation and amortization of $553,000 in the nine months ended November 30, 2011 increased 9.8% from the $504,000 incurred in the same period of fiscal 2011 due to an increase in the number of Company-owned stores in operation partially offset by certain assets becoming fully depreciated.

Interest Income

Interest income of $46,100 realized in the nine months ended November 30, 2011 represents an increase of $4,900 from the $41,200 realized in the same period of fiscal 2011 due to an increase in interest income realized related to notes receivable.

Income Tax Expense

Our effective income tax rate in the nine months ended November 30 2011, was 35.3% and was approximately unchanged from the same period in the prior fiscal year.

Liquidity and Capital Resources

As of November 30, 2011, working capital was $9.9 million, compared with $9.8 million as of February 28, 2011, an increase of $100,000.  The increase in working capital was primarily due to positive operating results.

Cash and cash equivalents decreased from $3.3 million as of February 28, 2011 to $3.2 million as of November 30, 2011 as a result of cash flows provided by operating activities being less than cash flows used by financing and investing activities. Our current ratio was 3.91 to 1 at November 30, 2011 compared to a ratio of 3.67 to 1 at February 28, 2011. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million ($5.0 million available as of November 30, 2011) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets.  The line is subject to renewal in July, 2012.  As of November 30, 2011, no amount was outstanding under this line of credit.

In November 2011, we executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit is guaranteed by us and is collateralized by our land, building and improvements. We may draw from the line of credit until November 1, 2013 to fund new Aspen Leaf Yogurt store openings. After November 1, 2013, any amount outstanding will be repaid over the 48 month period subsequent to November 1, 2013. Interest on borrowings is at 4.75% per annum.  As of November 30, 2011, no amount was outstanding under this promissory note.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contracts. As of November 30, 2011, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the price of cocoa would result in a $17,000 favorable or unfavorable price benefit resulting from our contracts.

As of November 30, 2011, all of our long-term debt was paid in full.  We also have a $5.0 million bank line of credit that bears interest at a variable rate and a $2.5 million promissory note that allows draws until November 1, 2013 and bears interest at 4.75% per annum.  As of November 30, 2011, no amount was outstanding under the line of credit or the promissory note. We do not believe that we are exposed to any material interest rate risk related to these credit facilities.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of November 30, 2011, of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of November 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Reserved

Item 5.                      Other Information

None.

Item 6.                      Exhibits

3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	By-laws of the Registrant, as amended on December 11, 2007, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007

10.1	*Promissory Note dated November 8, 2011 between Wells Fargo Bank and Aspen Leaf Yogurt, LLC

31.1	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**Certification Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

101.INS	***XBRL Instance Document

101.SCH	***XBRL Taxonomy Extension Schema Document

101.CAL	***XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***
Furnished with this report.  In accordance with Rule 406T of Regulation S-T,  the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: January 13, 2012	By:	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director