Form 10-K
period 2012-02-29
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2012-05-24
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-14749

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes _____No _ X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes _____No _ X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes _ X__No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company __X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ____No __X_

On April 30, 2012, there were 6,166,389 shares of our common stock outstanding.  The aggregate market value of our common stock (based on the closing price as quoted on the Nasdaq Stock Market on August 31, 2011, the last day of our most recently completed second fiscal quarter) held by non-affiliates was $33,828,215. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement furnished to shareholders in connection with the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III of this report.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 29, 2012.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties.  The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of Aspen Leaf Yogurt, receptiveness of our products internationally, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this report in Item 1A. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us,” or “our”) is an international franchisor and confectionery manufacturer. We are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2012, there were 10 Company-owned, 49 licensee-owned and 296 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, and the United Arab Emirates.

Aspen Leaf Yogurt, LLC (“ALY”), a wholly-owned subsidiary of the Company, was incorporated in Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and reorganized as Aspen Leaf Yogurt, LLC on October 14, 2010 with the Company as the sole founding member.  ALY is a franchisor and retail operator of self-serve frozen yogurt retail locations.  As of March 31, 2012, there were nine ALY Company-owned and four franchised ALY stores operating in nine states.

Approximately 55% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

Our principal competitive strengths lie in our brand name recognition, our reputation for the quality, variety and taste of our products, the special ambiance of our stores, our knowledge and experience in applying criteria for selection of new store locations, our expertise in the manufacture of chocolate candy products and the merchandising and marketing of confectionary products, and the control and training infrastructures we have implemented to assure consistent customer service and execution of successful practices and techniques at our stores.

We believe our manufacturing expertise and reputation for quality has facilitated the sale of selected products through specialty markets. We are currently selling our products in a select number of specialty markets including wholesale, fundraising, corporate sales, mail order, private label and internet sales.

Our revenues are currently derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (68%-69%-71%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt(including products manufactured by us) (15%-12%-10%) and (iii) the collection of initial franchise fees and royalties from franchisees (17%-19%-19%). Approximately 97% of our revenues are derived from domestic sources, with 3% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the fiscal years ended February 28 or 29, 2012, 2011 and 2010, respectively.

According to the National Confectioners Association, the total U.S. candy market approximated $30.6 billion of retail sales in 2010 with chocolate generating sales of approximately $16.6 billion. According to the Department of Commerce, per capita consumption of chocolate in 2010 was approximately 14 pounds per year nationally and was approximately unchanged when compared to 2009.

The U.S. frozen yogurt market grew approximately 12% from 2008 to 2010 to approximately $700 million in retail sales during 2010.  Frozen yogurt remains a rapidly growing segment of the $6.1 billion frozen deserts market with growth forecasted through 2016.

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

Aspen Leaf Yogurt locations generally offer between 10 and 20 flavors of high quality frozen yogurt.  In addition to everyday flavors, most locations offer seasonal flavors.  Yogurt offerings also include special varieties such as non-fat, no sugar added, organic and non-dairy. In addition to frozen yogurt, each location offers up to 70 toppings, including Rocky Mountain Chocolate Factory proprietary toppings.

Store Atmosphere and Ambiance

We seek to establish an enjoyable and inviting atmosphere in each of our stores.  Each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. In-store preparation is designed both to be fun and entertaining for customers and to convey an image of freshness and homemade quality. Our design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented at each store.

Aspen Leaf Yogurt locations have also been designed to be enjoyable and inviting.  Stores are bright and contemporary with numerous design elements that create a fun environment for enjoying frozen yogurt.  All stores feature free in-store wireless internet access, entertainment offered on as many as three large screen displays, music, and comfortable seating.

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

Customer Service Commitment

We emphasize excellence in customer service and seek to employ and to sell franchises to motivated and energetic people. We also foster enthusiasm for our customer service philosophy and the Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt concepts through our bi-annual franchisee convention, regional meetings and other frequent contacts with our franchisees.

Increase Same Store Retail Sales at Existing Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2008	(0.9%)
2009	(5.4%)
2010	(2.9%)
2011	0.6%
2012	1.1%

We believe that the negative trend in FY 2008, FY 2009 and FY 2010 was due to the global economic recession that significantly impacted retailing, in general, and regional shopping mall customer traffic, in particular, throughout the United States during all of 2008, 2009 and the first three quarters of FY 2010 resulting in the worst economic and retail environment in our history. We experienced a decrease in same store sales of (6.7%) in our fiscal first quarter of 2010 followed by decreases in same store sales of (4.6%) and (3.2%) in our fiscal second and third quarters and an increase of 1.4% in our fiscal fourth quarter of 2010 compared with the same periods in FY 2009. The negative trend reversed slightly in FY 2011 and FY 2012 and we experienced a 0.6% and 1.1% increase, respectively, in same store sales.

We have designed a contemporary and coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience.  We also believe that the successful launch of new packaging has had a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In FY 2012, same store pounds purchased by franchisees decreased 0.6% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe the decrease in same store pounds purchased was due in part to a product mix shift from factory-made products to products made in the store such as caramel apples and we believe the decline in same store pounds purchased contrary to the slight increase in same store sales is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchise-owned stores.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of our Company-owned and 167 of our franchised stores through March 31, 2012. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and impact store operations.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business.  Key elements of our expansion strategy include:

Unit Growth

The cornerstone of our growth strategy is to aggressively pursue unit growth opportunities in locations where we have traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand our retail store concepts, such that previously untapped and unfeasible environments  generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory or Aspen Leaf Yogurt location.

High Traffic Environments

We currently establish franchised stores in the following environments: outlet centers, tourist environments, regional centers (RMCF), street fronts, airports and other entertainment-oriented environments. Over the last several years, we have had a particular focus on regional center locations.  We have established a business relationship with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments. We have focused on establishing ALY locations in smaller markets and near colleges and universities.

Name Recognition and New Market Penetration

We believe the visibility of our stores and the high foot traffic at many of our locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for our franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased our name recognition and demand for our franchises. Distribution of Rocky Mountain Chocolate Factory products through specialty markets also increases name recognition and brand awareness in areas of the country in which we have not previously had a significant presence. We believe that by distributing selected Rocky Mountain Chocolate Factory products through specialty markets increases our name brand recognition and will improve and benefit our entire store system.

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

In FY 2002, we launched our revised store design concept intended specifically for high foot traffic regional shopping centers. The revised store design concept is modern with crisp and clean site lines and an even stronger emphasis on our unique upscale kitchen. We require all new Rocky Mountain Chocolate Factory stores incorporate the revised store design concept.  We also require that key elements of the revised store design concept be incorporated into existing store design upon renewal of the Franchise Agreement, or transfer in store ownership.

The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays.  Store hours in tourist areas may vary depending upon the tourist season.

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a potential vehicle to possibly exploit retail environments that would not typically support a stand alone Rocky Mountain Chocolate Factory store.  Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand alone Rocky Mountain Chocolate Factory stores.  Our co-branded partner’s franchisees currently operate 49 locations.

In September 2010 we established Aspen Leaf Yogurt, LLC.  We believe that the growth of the self serve frozen yogurt market provides an opportunity for potential growth through Company-owned and franchise unit expansion, in real estate that has historically not been a growth vehicle for RMCF.  As of March 31, 2012 there were 13 ALY units in operation.

On April 30, 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. The Agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the Agreement.  We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.

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

Approximately 25% of our product sales result from the sale of products outside of our system of franchised and licensed locations (specialty markets).  The majority of sales outside our system of franchised and licensed locations are the result of a single customer.  In the twelve months ended February 29, 2012 this customer represented 78% of total shipments to specialty markets. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

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

Chocolate candies that we manufacture are sold at prices ranging from $16.50 to $34.95 per pound, with an average price of $20.21 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic.  Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 29, 2012 include:

Regional Centers	25.5%
Outlet Centers	23.9%
Festival/Community Centers	18.0%
Tourist Areas	15.5%
Street Fronts	8.8%
Airports	5.0%
Other	3.3%

Regional Centers

As of February 29, 2012, there were Rocky Mountain Chocolate Factory stores in approximately 61 regional centers, including a location in the Mall of America in Bloomington, Minnesota.  Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Outlet Centers

We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Tourist Areas, Street Fronts and Other Entertainment-Oriented Shopping Centers

As of February 29, 2012, there were approximately 37 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Other Environments

We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Thirteen franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Atlanta International (Hartsfield-Jackson), two at Denver International Airport, one at Charlotte International Airport, two at Chicago O’Hare International Airport, one at Houston George Bush Intercontinental Airport, one at Minneapolis International Airport, one at Salt Lake City International Airport, one at Dallas Fort Worth International Airport, one at Edmonton International Airport, and one at Toronto Pearson International Airport.

We have established Aspen Leaf Yogurt locations primarily in Community Centers and Strip Centers. Aspen Leaf Yogurt locations average between 1,000 and 3,000 square feet with an average of 1,100 square feet dedicated to the sales area and customer seating.  We believe these types of centers provide the best combination of location and convenience for the destination frozen yogurt customer.  Like Rocky Mountain Chocolate Factory, we believe that there are a number of environments that present opportunities for continued growth of the Aspen Leaf Yogurt concept.

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine.  As of March 31, 2012, there were 296 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2012, Immaculate Confections operated 53 stores under this agreement.

In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates.  Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2012, Al Muhairy Group operated 4 stores under this agreement.

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp.  Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are anticipated to be co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands.  Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. The agreement runs until the date upon which the last co-branded store ceases to be open for business or unless earlier terminated by an event of either party’s default. As of March 31, 2012, Cold Stone Creamery franchisees operated 49 stores under this agreement.

On April 27, 2012, we entered into a Master Licensing Agreement covering the country of Japan with a strategic partner (the “Licensee”) based in Hong Kong. Under the terms of the agreement, the Licensee will pay the Company a master license fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan.  The master license fee is payable upon the execution of the agreement and annually thereafter or until 100 stores have been opened in the Licensed Territory.  The agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the agreement. The Company will receive royalties on all retail unit sales opened under the agreement and will generate factory sales as the exclusive provider of confectionary products to the Licensee.  As of March 31, 2012, one test unit was operating under a letter of intent, preceding the Master Licensing Agreement.

Training and Support

Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a comprehensive training program in store operations and management. We have established a training center at our Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Aspen Leaf Yogurt training is conducted on site.  Topics covered in the training course include our philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to our operations by working in key factory operational areas and by meeting with members of our senior management.

Our operating objectives include providing knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in our proven techniques.

We provide ongoing support to franchisees through our field consultants, who maintain regular and frequent communication with the stores by phone and by site visits. The field consultants also review and discuss with the franchisee, store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs. We have developed a handbook containing a "pre-packaged" local store marketing plan, which allows franchisees to implement cost-effective promotional programs that have proven successful in other Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt stores.

Quality Standards and Control

The franchise agreement for Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt franchisees requires compliance with our procedures of operation and food quality specifications and permits audits and inspections by us.

Operating standards for Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, our field consultants audit performance and adherence to our standards. We have the right to terminate any franchise agreement for non-compliance with our operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from us or from approved suppliers.

The Franchise Agreement: Terms and Conditions

The domestic offer and sale of Rocky Mountain Chocolate Factory and Aspen Leaf Yogurt franchises are made pursuant to the respective Franchise Disclosure Document prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchiser to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

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

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations.  The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval.  At February 29, 2012, approximately $447,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2012, there was ten Company-owned Rocky Mountain Chocolate Factory stores and nine Company-owned Aspen Leaf Yogurt stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from us similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "Franchising Program-Quality Standards and Control."

Manufacturing Operations

General

We manufacture our chocolate candies at our factory in Durango, Colorado. All products are produced consistent with our philosophy of using only the finest high quality ingredients to achieve our marketing motto of "the Peak of Perfection in Handmade Chocolates®."

We have always believed that we should control the manufacturing of our own chocolate products. By controlling manufacturing, we can better maintain our high product quality standards, offer unique, proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

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

Competition

The retailing of confectionery and frozen yogurt products is highly competitive. We and our franchisees compete with numerous businesses that offer products similar to those our stores offer. Many of these competitors have greater name recognition and financial, marketing and other resources than us. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees.

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

Trade Name and Trademarks

The trade name "Rocky Mountain Chocolate Factory®," the phrases, "The Peak of Perfection in Handmade Chocolates®", "America's Chocolatier®”, “The World’s Chocolatier®” as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are our proprietary rights. We believe that all of the foregoing are of material importance to our business. The registration for the trademark “Rocky Mountain Chocolate Factory” is registered in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark and/or obtained in certain foreign countries.  We also have registered the trade name “Aspen Leaf Yogurt®” and an application has been filed for “Aspen Grove” related to our operation of Aspen Leaf Yogurt.

We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.

Employees

At February 29, 2012, we employed approximately 300 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.  We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 30, 2012 are as follows:

Name	Age	Position
Franklin E. Crail	70	Chairman of the Board, President and Director
Bryan J. Merryman	51	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	46	Sr. Vice President – Franchise Development and Operations
Edward L. Dudley	48	Sr. Vice President - Sales and Marketing
William K. Jobson	56	Chief Information Officer
Jay B. Haws	62	Vice President - Creative Services
Jeremy M. Kinney	35	Vice President - Finance
Donna L. Coupe	46	Vice President – Franchise Support and Training
Tracy D. Wojcik	49	Corporate Secretary

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

Mr. Dudley joined the Company in January 1997 to spearhead the Company’s Product Sales Development function as Vice President - Sales and Marketing. He was promoted to Senior Vice President in June 2001. During his 10 year career with Baxter Healthcare Corporation, Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997.

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

Seasonal Factors

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during key holidays and the summer vacation season than at other times of the year, which may cause fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings, the sale of franchises and the timing of purchases by customers outside our network of franchised locations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

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

Available Information

The Internet address of our website is www.rmcf.com. Additional websites specific to our franchise opportunities and ALY are www.sweetfranchise.com and www.aspenleafyogurt.com, respectively.

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

Item 1A. Risk Factors
General Economic Conditions Could Have a Material Adverse Effect on our Business, Results of Operations and Liquidity

Consumer purchases of discretionary items, including our products, generally decline during weak economic periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors.  Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future.  These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of products altogether.

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

Our Growth is Dependent Upon Attracting and Retaining Qualified Franchisees and Their Ability to Operate Their Franchised Stores Successfully

Our continued growth and success is dependent in part upon our ability to attract, retain and contract with qualified franchisees. Our growth is dependent upon the ability of franchisees to operate their stores successfully, promote and develop our store concepts, and maintain our reputation for an enjoyable in-store experience and high quality products. Although we have established criteria to evaluate prospective franchisees and have been successful in attracting franchisees, there can be no assurance that franchisees will be able to operate successfully in their franchise areas in a manner consistent with our concepts and standards.

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced By Third Parties Could Adversely Effect Our Operations

We believe approximately 40% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 55% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and an adverse affect on our revenues.  If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Same Store Sales Have Been Negatively Affected by the Economy and Will Continue to Fluctuate on a Regular Basis

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future.  During the past five fiscal years, same store sales results have fluctuated as follows: (a) from (5.4%) to 1.1% for annual results; (b) from (10.0%) to 4.0% for quarterly results.  Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers

Revenue from one customer of the Company’s manufacturing segment represented approximately $4.5 million or 13% of the Company’s revenues during the year ended February 29, 2012.  The Company’s future results may be adversely impacted by a change in the purchases of this customer.

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

The Seasonality of Our Sales and New Store Openings Can Have a Significant Impact on Our Financial Results from Quarter to Quarter

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during key holidays and summer vacation season than at other times of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Consumer Tastes and Trends Could Have a Material Adverse Effect on Our Operations

The sale of our products is affected by changes in consumer tastes and eating habits, including views regarding consumption of chocolate and yogurt. Numerous other factors that we cannot control, such as economic conditions, demographic trends, traffic patterns and weather conditions, influence the sale of our products. Changes in any of these factors could have a material adverse effect on us and our results of operations.

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business.  Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business.  Our accrued liability for self-insured employee health benefits at February 29, 2012 and February 28, 2011 was $143,000 and $157,000, respectively.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2012, our factory produced approximately 2.61 million pounds of chocolate candies, which was approximately unchanged from the approximately 2.62 million pounds produced in FY 2011. During FY 2008, we conducted a study of factory capacity.  As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

As of March 31, 2012, nine of the ten Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2013 to December 2019, some of which contain optional five-year renewal rights. As of March 31, 2012, all nine Aspen Leaf Yogurt Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from December 2015 to August 2021, some of which contain optional five-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations. At March 31, 2012, we were the primary lessee at 3 of our 296 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Market which is part of The NASDAQ Stock Market under the trading symbol “RMCF”. On February 16, 2012, the Board of Directors declared a fourth quarter cash dividend of $0.10 cents per common share outstanding. The cash dividend was paid March 16, 2012 to shareholders of record as of March 2, 2012. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

The table below sets forth high and low price information and dividends declared for the Common Stock for each quarter of fiscal years 2012 and 2011.

Fiscal Year Ended February 29, 2012
	HIGH	LOW	Dividends declared
Fourth Quarter	$9.50	$8.40	.1000
Third Quarter	$9.24	$7.14	.1000
Second Quarter	$10.42	$8.10	.1000
First Quarter	$11.26	$10.15	.1000

Fiscal Year Ended February 28, 2011
	HIGH	LOW	Dividends declared
Fourth Quarter	$10.50	$9.41	.1000
Third Quarter	$9.95	$9.20	.1000
Second Quarter	$10.08	$8.91	.1000
First Quarter	$10.26	$8.55	.1000

On April 30, 2012 the closing price for the Common Stock was $9.54.

Holders

On April 30, 2012, there were approximately 400 record holders of the Company's Common Stock. The Company believes that there are more than 800 beneficial owners of its Common Stock.

Comparison of Total Return

The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, in the Nasdaq Index, in the Russell 2000 Index and in a Peer Group Index of companies in the confectionery industry, on February 28, 2007. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Return	Return	Return	Return	Return	Return
Company/Index Name	2/2007	2/2008	2/2009	2/2010	2/2011	2/2012

Rocky Mountain Chocolate Factory, Inc.	100.00	100.24	48.00	74.48	93.60	89.02
NASDAQ Composite	100.00	91.29	57.77	94.42	118.63	123.62
Russell 2000	100.00	87.56	50.45	82.71	109.67	109.50
Peer Group (1)	100.00	101.98	87.54	112.32	148.74	211.26

(1)	Comprised of the following companies: The Hershey Company, Imperial Sugar Company, Paradise, Inc., Tootsie Roll Industries, Inc., and Valhi, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2008 through 2012, are derived from the financial statements of the Company, which have been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm. The selected financial data should be read in conjunction with the financial statements and related Notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

 (Amounts in thousands, except per share data)
	YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of Operations Data	2012	2011	2010	2009	2008
Total revenues	$34,627	$31,128	$28,437	$28,539	$31,878
Operating income	5,853	5,950	5,671	5,819	7,914
Net income	$3,876	$3,911	$3,580	$3,719	$4,961

Basic Earnings per Common Share	$.63	$.65	$.60	$.62	$.78
Diluted Earnings per Common Share	$.62	$.62	$.58	$.60	$.76
Weighted average common shares outstanding	6,111	6,051	6,013	5,985	6,341
Weighted average common shares outstanding, assuming dilution	6,295	6,290	6,210	6,157	6,501
Selected Balance Sheet Data
Working capital	$10,573	$9,831	$8,930	$7,371	$5,152
Total assets	24,163	21,439	18,920	16,841	16,147
Stockholders’ equity	18,736	16,654	14,731	13,242	11,655

Cash Dividend Declared per Common Share	$.400	$.400	$.400	$.400	$.390

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Trends and Outlook

The fourth quarter retail environment of FY 2009 proved to be the most challenging in our history. Global economic turmoil resulted in a swift and steep decline in consumer spending and a shopping landscape dominated by promotional activity.

We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved in FY 2012, though we do not believe that the challenges have reversed.  As a result, we have and will continue to focus on managing the business in a seasoned, disciplined and controlled manner.

Going forward in FY 2013, we are taking a conservative view of market conditions in the United States. We will continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

We are a product-based international franchisor. Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate and other confectionery products. We also sell our candy in selected locations outside our system of retail stores to build brand awareness. We operate ten Rocky Mountain Chocolate Factory and nine Aspen Leaf Yogurt retail units as a laboratory to test marketing, design and operational initiatives.

We are subject to seasonal fluctuations in sales because of the location of our franchisees, which have traditionally been located in resort or tourist locations.  As we expand our geographical diversity to include regional centers, we have seen some moderation to our seasonal sales mix. Seasonal fluctuation in sales causes fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during key holidays and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2012, same store pounds purchased from the factory by franchised stores declined approximately 0.9% in the first quarter, declined approximately 4.6% in the second quarter, declined approximately 4.0% in the third quarter, increased approximately 6.0% in the fourth quarter, and declined approximately 0.6% overall in FY 2012 as compared to the same periods in FY 2011.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery.  The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We believe that if this co-branding strategy proves financially viable it could represent a significant future growth opportunity.  As of February 29, 2012, licensees operated 50 co-branded locations.

In September 2010, we incorporated Aspen Leaf Yogurt, LLC (“ALY”), a wholly-owned subsidiary of the Company, and reorganized it as a limited liability company in October 2010 with the Company as the sole founding member.  ALY is a franchisor and retail operator of self serve frozen yogurt retail locations.  Since its inception, ALY has been developing franchise sales and support, opening Company-owned locations, developing vendor relationships and other organizational activities.  As of February 29, 2012, we had nine ALY Company-owned and four domestic franchise stores operating in nine states.

On April 30, 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. Under the terms of the Agreement, the Licensee will pay the Company a Master License Fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. The Agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the Agreement.  As of March 31, 2012, one test unit was operating under a letter of intent, preceding the Agreement.

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

We recorded an average expense of approximately $256,000 per year for potential uncollectible accounts over the three-year period ended February 29, 2012. Write-offs of uncollectible accounts net of recoveries averaged approximately $172,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 6.5% to 11.0% of gross receivables.

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

Inventories - Our inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 29, 2012, the Company recorded expense averaging $60,000 per year for potential inventory losses, or approximately 0.4% of total cost of sales for that period.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in FY 2012 showed no impairment of our goodwill.

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

Results of Operations

Fiscal 2012 Compared To Fiscal 2011

Results Summary

Basic earnings per share decreased 3.1% from $.65 in FY 2011 to $.63 in FY 2012. Revenues increased 11.2% from $31.1 million for FY 2011 to $34.6 million for FY 2012. Operating income decreased 1.6% from $6.0 million in FY 2011 to $5.9 million in FY 2012. Net income was approximately unchanged at $3.9 million in FY 2011 and FY 2012. The slight decrease in operating income and net income for FY 2012 compared to FY 2011 was due primarily to an increase in operating expenses that more than offset an increase in revenues.

Revenues
($’s in thousands)	2012	2011	Change	% Change
Factory sales	$23,597.1	$21,627.6	$1,969.5	9.1%
Retail sales	5,278.5	3,716.5	1,562.0	42.0%
Royalty and marketing fees	5,495.6	5,456.6	39.0	0.7%
Franchise fees	255.7	327.3	(71.6)	(21.9%)
Total	$34,626.9	$31,128.0	$3,498.9	11.2%

Factory Sales

The increase in factory sales in FY 2012 compared to FY 2011 was primarily due to a 25.7% increase in shipments of product to customers outside our network of franchised retail stores and a 4.6% increase in purchases by our network of franchised and licensed retail stores during FY 2012 compared with FY 2011.

Retail Sales

The increase in retail sales in FY 2012 compared to FY 2011 was primarily due to an increase in the average sales volume and the average number of Company-owned stores in operation as a result of the opening of eight Company-owned Aspen Leaf Yogurt locations and one Company-owned Rocky Mountain Chocolate Factory location, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the year. Same-store sales at Company-owned stores increased 6.8% in FY 2012 compared to FY 2011.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees were approximately unchanged during FY 2012 compared to FY 2011 as a result of an increase in franchise same store sales and an increase in the number of Cold Stone Creamery co-branded locations in operation, offset by a decline in the average number of domestic franchise units in operation.  The average number of domestic franchise units in operation decreased 3.9% from 255 in FY 2011 to 245 in FY 2012. Same store sales at franchise locations increased 1.1% in FY 2012 compared to FY 2011. Franchise fee revenues during FY 2012 decreased 21.9% as a result of a decrease in the average franchise fee per unit, associated with a lower franchise fee for ALY locations and a decrease in licensed, co-branded, location openings from 22 in FY 2011 to 10 openings in FY 2012.

Costs and Expenses ($’s in thousands)	2012	2011	Change	% Change

Cost of sales – factory adjusted	$16,150.9	$14,784.7	$1,366.2	9.2%
Cost of sales - retail	2,158.3	1,443.5	714.8	49.5%
Franchise costs	1,796.5	1,575.8	220.7	14.0%
Sales and marketing	1,683.7	1,594.8	88.9	5.6%
General and administrative	3,044.6	2,691.7	352.9	13.1%
Retail operating	3,189.2	2,416.8	772.4	32.0%
Total	$28,023.2	$24,507.3	$3,515.9	14.3%

Adjusted Gross margin ($’s in thousands)
Factory adjusted gross margin	$7,446.2	$6,842.9	$603.3	8.8%
Retail	3,120.2	2,273.0	847.2	37.3%
Total	$10,566.4	$9,115.9	$1,450.5	15.9%

(Percent)
Factory adjusted gross margin	31.6%	31.6%	0.0%	0.0%
Retail	59.1%	61.2%	(2.1%)	(3.4%)
Total	36.6%	36.0%	0.6%	1.7%

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

($’s in thousands)	2012	2011
Factory adjusted gross margin	$7,446.2	$6,842.9
Less: Depreciated and Amortization	278.3	321.2
Factory GAAP gross margin	$7,167.9	$6,521.7

Cost of Sales

Factory margins were unchanged in FY 2012 compared with FY 2011.  The decrease in Company-owned store margin is due primarily to costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs for FY 2012 compared to FY 2011 is due primarily to an increase in compensation related costs associated with additional franchise personnel and costs associated with site selection and development of Aspen Leaf Yogurt. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 31.2% in the FY 2012 from 27.2% in FY 2011. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing costs for FY 2012 compared to FY 2011 is primarily due to increased marketing related compensation costs and increased ALY advertising.

General and Administrative

The increase in general and administrative expense in FY 2012 compared to FY 2011 is due to an increase in the allowance for doubtful accounts and notes receivable, costs associated with site selection and development of Aspen Leaf Yogurt, and stock-based compensation expense.  As a percentage of total revenues, general and administrative expenses increased to 8.8% in FY 2012 compared to 8.6% in FY 2011.

Retail Operating Expenses

The increase in retail operating expenses was due to an increase in the average number of Company-owned stores in operation as a result of the opening of eight Company-owned Aspen Leaf Yogurt locations and one Company-owned Rocky Mountain Chocolate Factory location, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory stores.  For FY 2012, an operating loss of approximately $586,000 was incurred related to the opening and operation of Aspen Leaf Yogurt locations.  Retail operating expenses, as a percentage of retail sales, decreased from 65.0% in FY 2011 to 60.4% in FY 2012.

Depreciation and Amortization

Depreciation and amortization of $751,000 in FY 2012 increased 12.0% from the $670,000 incurred in FY 2011 due to an increase in the number of Company-owned stores in operation partially offset by certain assets becoming fully depreciated.

Interest Income

Interest income was approximately unchanged during FY 2012, compared to FY 2011.  Interest income of $58,900 and $58,700 related to notes receivable was realized in FY 2012 and FY 2011, respectively.

Income Tax Expense

Our effective income tax rate in FY 2012 was 34.4% which is a decrease of 0.5% compared to an effective rate of 34.9% during FY 2011.  The decrease in the effective tax rate is primarily due to a decrease in expected tax payments in states where we derive a significant portion of our income.

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

Liquidity and Capital Resources

As of February 29, 2012, working capital was $10.6 million compared with $9.8 million as of February 28, 2011.  The change in working capital was due primarily to operating results less the payment of $2.4 million in cash dividends and the purchase of $3.3 million of property and equipment related to store build out, plant investment and upgrades to our IT infrastructure.

Cash and cash equivalent balances increased from $3.3 million as of February 28, 2011 to $4.1 million as of February 29, 2012 as a result of cash flows generated by operating activities  being less than cash flows used in financing and investing activities. The Company’s current ratio was 3.98 to 1 at February 29, 2012 in comparison with 3.67 to 1 at February 28, 2011. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 29, 2012, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 29, 2012 the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2012.

In November 2011, Aspen Leaf Yogurt executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit is guaranteed by Rocky Mountain Chocolate Factory, Inc. and is collateralized by our land, building and improvements. We may draw from the line of credit until November 1, 2013 to fund new Aspen Leaf Yogurt store openings. After November 1, 2013, any amount outstanding will be repaid over the 48 month period subsequent to November 1, 2013. Interest on borrowings is at 4.75% per annum.  As of February 29, 2012, no amount was outstanding under this promissory note.

The table below presents significant contractual obligations of the Company at February 29, 2012.
(Amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	More Than 5 years
Line of credit	-	-	-	-	-
Notes payable	-	-	-	-	-
Operating leases	3,992	1,126	1,701	780	385
Other long-term obligations	675	157	291	169	58
Total Contractual cash obligations	4,667	1,283	1,992	949	443

For FY 2013, the Company anticipates making capital expenditures of approximately $500,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2013. If necessary, the Company has an available bank line of credit to help meet these requirements.

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

Seasonality

The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during key holidays and the summer vacation season. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.  As of February 29, 2012, based on future contractual obligations for chocolate products, we estimate that a 10.0% increase or decrease in the prices of cocoa would result in a $218,000 favorable or unfavorable price benefit or cost resulting from our contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate and a $2.5 million promissory note that allows draws until November 1, 2013 and bears interest at 4.75% per annum.  As of February 29, 2012, no amount was outstanding under the line of credit, or the promissory note. We do not believe that we are exposed to any material interest rate risk related to these credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Rocky Mountain Chocolate Factory, Inc. and Subsidiary Durango, Colorado

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. and Subsidiary (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2012. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting (“Internal Control”). Our audits included consideration of Internal Control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s Internal Control. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. An audit also includes performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The financial statement Schedule II – Valuation and Qualifying Accounts for each of the years in the three-year period ending February 29, 2012 is presented for purposes of additional analysis of the consolidated financial statements and is not a required part of the consolidated financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the consolidated financial statements. The information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ Ehrhardt Keefe Steiner & Hottman PC May 24, 2012
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2012	2011	2010
Revenues
Sales	$28,875,629	$25,344,079	$22,944,017
Franchise and royalty fees	5,751,263	5,783,892	5,492,531
Total revenues	34,626,892	31,127,971	28,436,548

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $321,191, $336,009 and $370,485, respectively	18,309,236	16,228,237	14,910,622
Franchise costs	1,796,492	1,575,817	1,499,477
Sales & marketing	1,683,646	1,594,796	1,505,431
General and administrative	3,044,569	2,691,640	2,422,147
Retail operating	3,189,215	2,416,798	1,756,956
Depreciation and amortization	750,860	670,321	698,580

Total costs and expenses	28,774,018	25,177,609	22,793,213

Operating Income	5,852,874	5,950,362	5,643,335

Interest Income	58,904	58,697	27,210

Income Before Income Taxes	5,911,778	6,009,059	5,670,545

Income Tax Expense	2,035,746	2,098,218	2,090,468

Net Income	$3,876,032	$3,910,841	$3,580,077

Basic Earnings per Common Share	$.63	$.65	$.60

Diluted Earnings per Common Share	$.62	$.62	$.58

Weighted Average Common Shares Outstanding	6,111,480	6,050,985	6,012,717
Dilutive Effect of Employee Stock Awards	183,599	239,160	197,521
Weighted Average Common Shares Outstanding, Assuming Dilution	6,295,079	6,290,145	6,210,238

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28 or 29
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$4,125,444	$3,344,490
Accounts receivable, less allowance for doubtful accounts of $488,448 and $376,319, respectively	4,078,158	4,823,257
Notes receivable, current	283,225	370,635
Refundable income taxes	724,911	119,888
Inventories, less reserve for slow moving inventory of $249,500 and $246,631, respectively	4,119,073	4,124,188
Deferred income taxes	487,274	445,194
Other	281,282	279,335
Total current assets	14,099,367	13,506,987

Property and Equipment, Net	8,515,644	6,275,406

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $95,703 and $14,000, respectively	344,474	467,431
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	22,111	59,218
Other	134,430	82,822
Total other assets	1,547,959	1,656,415

Total assets	$24,162,970	$21,438,808

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,355,818	$1,540,930
Accrued salaries and wages	653,276	547,539
Other accrued expenses	760,860	718,814
Dividend payable	616,239	606,998
Deferred income	156,000	261,410
Total current liabilities	3,542,193	3,675,691

Deferred Income Taxes	1,884,957	1,109,002

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, authorized 50,000 shares Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value; 100,000,000 shares authorized; 6,162,389 and 6,069,976 shares issued and outstanding, respectively	184,872	182,099
Additional paid-in capital	8,712,743	8,060,041
Retained earnings	9,838,205	8,411,975
Total stockholders’ equity	18,735,820	16,654,115

Total liabilities and stockholders’ equity	$24,162,970	$21,438,808

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2012	2011	2010
Common Stock
Balance at beginning of year	$182,099	$180,808	$179,696
Issuance of common stock	120	120	120
Exercise of stock options, vesting of restricted stock units and other	2,653	1,171	992
Balance at end of year	184,872	182,099	180,808

Additional Paid-In Capital
Balance at beginning of year	8,060,041	7,626,602	7,311,280
Issuance of common stock	41,200	37,880	21,080
Exercise of stock options, vesting of restricted stock units and other	586,540	384,364	294,242
Tax benefit from employee stock transactions	24,962	11,195	-
Balance at end of year	8,712,743	8,060,041	7,626,602

Retained Earnings
Balance at beginning of year	8,411,975	6,923,927	5,751,017
Net income	3,876,032	3,910,841	3,580,077
Cash dividends declared	(2,449,802)	(2,422,793)	(2,407,167)
Balance at end of year	9,838,205	8,411,975	6,923,927

Total Stockholders’ Equity	$18,735,820	$16,654,115	$14,731,337

Common Shares
Balance at beginning of year	6,069,976	6,026,938	5,989,858
Issuance of common stock	4,000	4,000	4,000
Exercise of stock options, vesting of restricted stock units and other	88,413	39,038	33,080
Balance at end of year	6,162,389	6,069,976	6,026,938

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$3,876,032	$3,910,841	$3,580,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750,860	670,321	698,580
Provision for loss on accounts and notes receivable	352,000	195,000	220,000
Provision for inventory loss	60,000	60,000	60,000
Asset impairment and store closure losses	28,000	-	-
(Gain) loss on sale of assets	27,153	(465)	(82,033)
Expense recorded for stock compensation	457,449	413,659	316,434
Deferred income taxes	733,875	230,628	(25,323)
Changes in operating assets and liabilities:
Accounts receivable	479,099	(643,735)	(470,209)
Refundable income taxes	(605,023)	(119,888)	-
Inventories	154,143	(902,741)	723,164
Other assets	(11,137)	(68,283)	(4,709)
Accounts payable	(197,772)	336,249	(196,811)
Income taxes payable	-	-	308,086
Accrued liabilities	147,782	(326,332)	328,867
Deferred income	(105,410)	40,472	78,938
Net cash provided by operating activities	6,147,051	3,795,726	5,535,061

Cash Flows From Investing Activities:
Additions to notes receivable	(102,529)	(591,852)	(230,257)
Proceeds received on notes receivable	226,896	94,495	-
Proceeds from sale or distribution of assets	52,800	18,652	116,800
Increase in other assets	(40,092)	(20,445)	(30,169)
Purchase of property and equipment	(3,260,638)	(1,297,761)	(498,832)
Net cash used in investing activities	(3,123,563)	(1,796,911)	(642,458)

Cash Flows From Financing Activities:
Issuance of common stock	173,064	9,876	-
Tax benefit of stock option exercise	24,962	11,195	-
Dividends paid	(2,440,560)	(2,418,488)	(2,403,458)
Net cash used in financing activities	(2,242,534)	(2,397,417)	(2,403,458)

Net Increase (Decrease) In Cash And Cash Equivalents	780,954	(398,602)	2,489,145

Cash And Cash Equivalents At Beginning Of Year	3,344,490	3,743,092	1,253,947

Cash And Cash Equivalents At End Of Year	$4,125,444	$3,344,490	$3,743,092

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under RMCF and ALY at February 29, 2012:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	10	10
Franchise stores – Domestic stores	5	231	236
Franchise stores – Domestic kiosks	-	8	8
International License Stores	-	58	58
Cold Stone Creamery – co-branded	2	50	52
Aspen Leaf Yogurt Stores
Company-owned stores	-	9	9
Franchise stores – Domestic stores	-	4	4
Total	7	370	377

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. During 2008, the Federal Deposit Insurance Corporation ("FDIC") adopted the Temporary Liquidity Guarantee Program (the "Program").  One component of the Program (called the Transaction Account Guarantee Program) provides for a temporary full guarantee by the FDIC for funds held at FDIC-insured depository institutions in non-interest-bearing transaction accounts above the existing deposit insurance limit.  The coverage became effective on December 31, 2010 and will continue through December 31, 2012.  As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $439,000 at February 29, 2012.

Accounts and Notes Receivable

In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.  At February 29, 2012, the Company has $723,402 of notes receivable outstanding and an allowance for doubtful accounts of $95,703 associated with these notes. The notes require monthly payments and bear interest rates ranging from 6% to 8%. The notes mature through February 2017 and approximately $572,000 of notes receivable are secured by the assets financed.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company performed impairment testing with no impact to its financial results for the years ended February 28 or 29, 2012 and 2011.

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

Vulnerability Due to Certain Concentrations

Revenue from one customer of the Company’s Manufacturing segment represented approximately $4.5 million or 13% of the Company’s revenues during year ended February 29, 2012.  The Company’s future results may be adversely impacted by a change in the purchases of this customer

Stock-Based Compensation

At February 29, 2012, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of stock awards.

The Company recognized $457,449, $413,659, and $316,434 related equity-based compensation expense during the years ended February 28 or 29, 2012, 2011 and 2010, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.

Tax benefits in excess of the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit included in net cash provided by financing activities for the years ended February 28 or 29, 2012, 2011 and 2010 was $24,962, $11,195 and $0, respectively.

During FY 2012, the Company granted 4,540 restricted stock units with a grant date fair value of $41,721, or $9.19 per share of restricted common stock units compared with 44,300 restricted common stock units granted in the prior year with a grant date fair value of $419,521, or $9.47 per share. There were no stock options granted to employees during FY 2012.  The restricted stock unit grants generally vest 20% annually over a period of five years.  The Company recognized $404,563 of equity-based compensation expense related to these grants during FY 2012 compared with $373,239 in FY 2011. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of February 29, 2012 was $671,380, which is expected to be recognized over the weighted average period of 2.0 years.

During the FY 2012, the Company issued 4,000 fully-vested, unrestricted shares of stock and awarded 12,936 shares of stock options to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock and -0- shares of stock options issued to non-employee directors in FY 2011. In connection with these non-employee director stock issuances, the Company recognized $52,886 and $38,000 of stock-based compensation expense during FY 2012 and 2011, respectively.

The weighted-average fair value of stock options granted during FY 2012 was $0.89 per share and there were no options granted during FY 2011.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	For the Years Ended
	February 28, or 29
	2012	2011
Expected dividend yield	3.87%	n/a
Expected stock price volatility	27%	n/a
Risk-free interest rate	2.0%	n/a
Expected life of options	5 years	n/a

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. During 2012, 2011 and 2010, 117,437, 116,004, and 124,896, respectively, stock options were excluded from diluted shares as their affect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense amounted to $235,282, $302,817, and $225,460 for the fiscal years ended February 28 or 29, 2012, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

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

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28 or 29:

	2012	2011
Ingredients and supplies	$2,484,796	$2,403,045
Finished candy	1,634,277	1,721,143
Total inventories	$4,119,073	$4,124,188

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2012	2011
Land	$513,618	$513,618
Building	4,700,905	4,691,792
Machinery and equipment	8,580,960	7,810,606
Furniture and fixtures	1,614,484	1,076,019
Leasehold improvements	2,064,345	803,131
Transportation equipment	360,582	358,721

	17,834,894	15,253,887

Less accumulated depreciation	9,319,250	8,978,481

Property and equipment, net	$8,515,644	$6,275,406

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 29, 2012, the Company had a $5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points or at 5.0%, whichever is greater (5.0% at February 29, 2012). At February 29, 2012, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 29, 2012 the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2012.

During FY 2012, we executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit is guaranteed by us and is collateralized by our land, building and improvements. We may draw from the line of credit until November 1, 2013 to fund new Aspen Leaf Yogurt store openings. After November 1, 2013, any amount outstanding will be repaid over the 48 month period subsequent to November 1, 2013. Interest on borrowings is at 4.75% per annum.  As of February 29, 2012, no amount was outstanding under this promissory note.

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

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2013	$822,000
2014	792,000
2015	710,000
2016	534,000
2017	246,000
Thereafter	385,000
Total	$3,489,000

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

2013	$157,000
2014	162,000
2015	128,000
2016	83,000
2017	86,000
Thereafter	59,000
Total	$675,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2012	2011	2010
Minimum rentals	$834,087	$590,962	$404,191
Less sublease rentals	(125,300)	(121,600)	(69,700)
Contingent rentals	17,692	14,377	18,300
	$726,479	$483,739	$352,791

NOTE 5 – COMMITMENTS AND CONTINGENCIES - CONTINUED

In FY 2008 the Company entered into an operating lease for warehouse space in the immediate vicinity of its manufacturing operation.  The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2013	$112,000
2014	29,000
Total	$141,000

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2013	$191,000
2014	133,000
2015	38,000
Total	$362,000

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2012	2011	2010
200,826	206,844	209,094

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts.  These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract.  Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.  Currently the Company has contracted for approximately $2.3 million of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following for the years ending February 28 or 29:

	2012	2011	2010
Current
Federal	$1,128,049	$1,650,552	$1,801,479
State	173,822	217,039	314,312
Total Current	1,301,871	1,867,591	2,115,791

Deferred
Federal	729,900	223,424	(22,603)
State	3,975	7,203	(2,720)
Total Deferred	733,875	230,627	(25,323)
Total	$2,035,746	$2,098,218	$2,090,468

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2012	2011	2010
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.0%	2.5%	3.6%
Other	(1.6%)	(1.6%)	(0.7%)
Effective Rate	34.4%	34.9%	36.9%

NOTE 6 - INCOME TAXES - CONTINUNED

The components of deferred income taxes at February 28 or 29 are as follows:

Deferred Tax Assets	2012	2011
Allowance for doubtful accounts and notes	$216,136	$144,418
Inventories	92,315	91,254
Accrued compensation	147,814	165,588
Loss provisions and deferred income	156,738	121,928
Self insurance accrual	52,946	58,034
Amortization, design costs	87,213	89,564
	753,162	670,786
Deferred Tax Liabilities
Depreciation and amortization	(2,051,240)	(1,237,046)
Prepaid expenses	(99,605)	(97,548)
Net deferred tax liability	$(2,150,845)	$(1,334,594)

Current deferred tax assets	$487,274	$445,194
Non-current deferred tax liabilities	(1,884,957)	(1,109,002)
Net deferred tax liability	$(1,397,683)	$(663,808)

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2007.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets as of February 29, 2012.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations.  The result of the assessment of the Company's tax positions did not have an impact on the financial statements for the years ended February 28 or 29, 2012 or 2011.  The Company's federal tax returns for all years after 2008 and the Company's state tax returns after 2007 are subject to future examination by tax authorities for all of the Company's tax jurisdictions.  The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28 or 29, 2012 and 2011.

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per common share on June 11, 2010, September 17, 2010, December 10, 2010 and March 11, 2011 to shareholders of record on May 27, 2010, September 7, 2010, November 30, 2010 and February 25, 2011, respectively.  The Company paid a quarterly cash dividend of $0.10 per common share on June 10, 2011, September 16, 2011, December 9, 2011 and March 16, 2012 to shareholders of record on May 26, 2011, September 6, 2011, November 29, 2011 and March 2, 2012, respectively.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2008, shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan allows awards of stock options; stock appreciation rights; stock awards, restricted stock and stock units; performance shares and performance units; other stock or cash based awards.  As of February 29, 2012, 219,240 restricted stock units, 12,936 stock options and 16,000 unrestricted shares have been awarded under the 2007 Plan and 201,416 shares of common stock is available for award under the plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans and 64,252 shares forfeited under the 2007 Plan and suspended plans, less shares awarded under the Plan.

Under the 1995 Stock Option Plan (the “1995 Plan”), the 2004 Stock Option Plan (the “2004 Plan”), the Nonqualified Stock Option Plan for Nonemployee Directors (the “Director’s Plan”) and the 2000 Nonqualified Stock Option Plan for Nonemployee Directors (the “2000 Director’s Plan”), options to purchase up to 970,200, 441,000, 279,720 and 291,060 shares, respectively, of the Company’s common stock were previously authorized to be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 1995 plan, the 2004 plan and the Director’s Plan. Options granted may not have a term exceeding five years under the 2000 Director’s Plan. Options representing the right to purchase 18,191, 266,259, 0, 9,702, and 12,936 shares of the Company’s common stock were outstanding under the 1995 Plan, the 2004 Plan, the Director’s Plan, the 2000 Director’s Plan, and the 2007 Plan, respectively, at February 29, 2012. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.

Information with respect to stock option awards outstanding under the plans at February 29, 2012, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2012	2011	2010
Outstanding stock options at beginning of year:	341,890	367,762	371,437
Granted	12,936	-	-
Exercised	(45,113)	(6,468)	-
Cancelled/forfeited	(2,625)	(19,404)	(3,675)
Outstanding stock options as of February 28 or 29:	307,088	341,890	367,762

Weighted average exercise price	$10.84	$9.83	$9.92
Weighted average remaining contractual term (in years)	2.76	3.36	4.10

Information with respect to restricted stock unit awards outstanding under the plans at February 29, 2012, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2012	2011	2010
Outstanding non-vested restricted stock units at beginning of year:	141,260	129,280	165,400
Granted	4,540	44,300	-
Vested	(43,300)	(32,320)	(33,080)
Cancelled/forfeited	(520)	-	(3,040)
Outstanding non-vested restricted stock units as of February 28 or 29:	101,980	141,260	129,280

Weighted average grant date fair value	$9.19	$9.17	$9.04
Weighted average remaining vesting period (in years)	2.00	2.96	3.41

Additional information about stock options outstanding at February 29, 2012 is summarized as follows:

	Options Outstanding
Range of exercise prices	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$3.298	18,191	1.23	$3.30
$7.408 to $7.415	172,284	2.30	$7.41
$13.162 to $20.571	116,613	3.66	$17.09

NOTE 9 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Franchising, Manufacturing and Retail Stores.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements.  The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit.  The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration.  All inter-segment sales prices are market based.  Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

FY 2012	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$5,751,263	$25,723,144	$5,438,911	$-	$36,913,318
Intersegment revenues	-	(2,286,426)	-	-	(2,286,426)
Revenue from external customers	5,751,263	23,436,718	5,438,911	-	34,626,892
Segment profit (loss)	2,572,926	6,704,333	(289,418)	(3,076,064)	5,911,777
Total assets	1,434,619	10,238,204	5,212,456	7,277,691	24,162,970
Capital expenditures	12,713	208,807	2,795,308	243,810	3,260,638
Total depreciation & amortization	59,947	293,804	255,575	141,535	750,861

FY 2011
Total revenues	$5,783,892	$23,837,108	$3,716,511	$-	$33,337,511
Intersegment revenues	-	(2,209,540)	-	-	(2,209,540)
Revenue from external customers	5,783,892	21,627,568	3,716,511	-	31,127,971
Segment profit (loss)	2,859,433	6,227,366	(300,958)	(2,776,782)	6,009,059
Total assets	1,486,799	10,731,004	3,038,373	6,202,631	21,438,808
Capital expenditures	3,519	225,165	1,166,311	225,310	1,620,305
Total depreciation & amortization	78,101	340,552	108,437	143,231	670,321

FY 2010
Total revenues	$5,492,531	$22,087,355	$2,825,751	$-	$30,405,637
Intersegment revenues	-	(1,969,089)	-	-	(1,969,089)
Revenue from external customers	5,492,531	20,118,266	2,825,751	-	28,436,548
Segment profit (loss)	2,775,358	5,666,968	(115,142)	(2,656,639)	5,670,545
Total assets	1,415,813	10,163,829	1,857,341	5,482,932	18,919,914
Capital expenditures	3,834	152,644	279,707	62,647	498,832
Total depreciation & amortization	101,214	342,943	75,362	179,061	698,580

Revenue from one customer of the Company’s Manufacturing segment represents approximately $4.5 million of the Company’s revenues from external customers during year ended February 29, 2012.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:
Cash paid (received) for:	2012	2011	2010
Income taxes paid	1,881,929	2,331,820	1,807,705
Accrued Inventory	209,028	156,205	263,540

Non-Cash Financing Activities:
Dividend payable	616,239	606,998	602,694
Issue stock for rights and services	-	2,413	-
Fair value of assets received upon settlement of notes and accounts receivable:
Store assets	-	63,198	63,101

Non-Cash Investing Activities:
Accrued capital expenditures	130,481	326,849	-

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation.  During the years ended February 28 or 29, 2012, 2011 and 2010, the Company’s contribution was approximately $39,000, $35,000, and $62,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2012 and 2011:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2012
Total revenue	$8,637,924	$7,575,788	$8,279,910	$10,133,270	$34,626,892
Gross margin before depreciation	2,577,214	2,426,005	2,434,058	3,129,116	10,566,393
Net income	919,659	911,553	724,968	1,319,852	3,876,032
Basic earnings per share	.15	.15	.12	.22	.63
Diluted earnings per share	.15	.14	.12	.21	.62

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2011
Total revenue	$7,615,338	$6,626,264	$7,915,932	$8,970,437	$31,127,971
Gross margin before depreciation	2,178,396	2,049,478	2,249,434	2,638,534	9,115,842
Net income	931,601	943,642	873,480	1,162,118	3,910,841
Basic earnings per share	.15	.16	.14	.19	.65
Dilute earnings per share	.15	.15	.14	.18	.62

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:
		2012		2011
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	205,777	200,445	205,777	190,646
Packaging licenses	3-5 Years	120,830	120,830	120,830	120,830
Packaging design	10 Years	430,973	430,973	430,973	399,989
Aspen Leaf Yogurt Design	10 Years	19,740	2,961	13,103	-
Total		777,320	755,209	770,683	711,465

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,486,648	$1,417,593	$2,480,011	$1,373,849

Amortization expense related to intangible assets totaled $43,744, $63,910, and $73,111 during the fiscal year ended February 28 or 29, 2012, 2011 and 2010, respectively.  The aggregate estimated amortization expense for intangible assets remaining as of February 29, 2012 is as follows:

2013	$8,600
2014	4,600
2015	3,900
2016	3,900
2017	1,111

Total	$22,111

NOTE 14 – STORE PURCHASE

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

We follow the fair value measurement and disclosure provisions of ASC Topic 805, Business Combinations, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules.  The Company determined the fair value of the business combination using transaction information for historical asset costs, adjusted for the age of the asset.  These inputs to the valuation methodology are unobservable and significant to the fair value measurement (Level 3 of the ASC Topic 805 value hierarchy).

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors.  The Director operates two ALY locations under the Franchise Agreements and the Development Agreement provides for certain incentives if five locations are secured prior to February 1, 2013.

As of February 29, 2012, the Company had receivables of approximately $2,400 due from the Director associated with the director’s ownership and operation of the two current ALY locations.

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses.  These businesses have, on occasion, provided services to the Company and may provide services in the future.  As of February 29, 2012 and February 28, 2011, no amounts were recorded to accounts payable, or accounts receivable related to these services.  Transactions with these businesses have been immaterial to our results of operations.

NOTE 16 – SUBSEQUENT EVENTS

On April 30, 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. Under the terms of the Agreement, the Licensee will pay the Company a Master License Fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. The Agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the Agreement.

Subsequent to year end, the Company received notice that it would be required to vacate a space occupied by one Company-owned store.  The Company also entered into a tentative agreement to sell another of its Company-owned locations.  Related to these events, the Company evaluated the value of assets and recorded an impairment of the value of these specific assets.  Based upon the fair value of these assets as compared to the carrying value, we recognized an impairment of $28,000 during the year ended February 29, 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Limitations on Controls and Procedures - Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 29, 2012, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2012.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 29, 2012, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework.  Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 29, 2012.

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to the executive officers of the Company is set forth in the section entitled "Executive Officers" in Part I of this report.

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed no later than 120 days after February 29, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed no later than 120 days after February 29, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed no later than 120 days after February 29, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 29, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	409,068	$10.84	201,416
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	409,068	$10.84	201,416

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed no later than 120 days after February 29, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed no later than 120 days after February 29, 2012.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

  1.           Financial Statements

2. Financial Statement Schedule
Page

SCHEDULE II - Valuation and Qualifying Accounts	49

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 29, 2012
Valuation Allowance for Accounts and Notes Receivable	390,319	352,000	158,168	584,151

Year Ended February 28, 2011
Valuation Allowance for Accounts and Notes Receivable	395,291	195,000	199,972	390,319

Year Ended February 28, 2010
Valuation Allowance for Accounts and Notes Receivable	332,719	220,000	157,428	395,291

3.  Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 4, 2011 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2011

Exhibit Number	Description	Incorporated by Reference to

10.14	Commercial Security Agreement, dated July 31, 2010, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

10.15	Business Loan Agreement, dated July 31, 2010, between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

10.16	Promissory Note dated November 8, 2011 between Wells Fargo Bank and Aspen Leaf Yogurt, LLC	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2011

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS***	XBRL Instance Document	Furnished herewith

101.SCH***	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan
***
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 24, 2012	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 24, 2012	/S/ Franklin E. Crail
FRANKLIN E. CRAIL
Chairman of the Board of Directors and President
(Principal Executive Officer)

Date: May 24, 2012	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

Date: May 24, 2012	/S/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 24, 2012	/S/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 24, 2012	/S/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 24, 2012	/S/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 4, 2011 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2011

10.14	Commercial Security Agreement, dated July 31, 2010, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

Exhibit Number	Description	Incorporated by Reference to

10.15	Business Loan Agreement, dated July 31, 2010, between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2010

10.16	Promissory Note dated November 8, 2011 between Wells Fargo Bank and Aspen Leaf Yogurt, LLC	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2011

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS***	XBRL Instance Document	Furnished herewith

101.SCH***	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan
***
Furnished with this report.  In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.