Form 10-Q
period 2012-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2012-07-13
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer                                                                                              Accelerated filer

Non-accelerated filer                                                                                               Smaller reporting company         X
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No     X

On June 30, 2012, the registrant had outstanding 6,013,509 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-Q

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended May 31,
	2012	2011
Revenues
Sales	$8,090,626	$7,210,486
Franchise and royalty fees	1,567,567	1,427,438
Total revenues	9,658,193	8,637,924

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $70,395 and $69,411, respectively	5,022,236	4,633,272
Franchise costs	544,426	406,874
Sales and marketing	461,182	440,219
General and administrative	840,096	739,556
Retail operating	931,013	851,106
Depreciation and amortization	237,140	168,905

Total costs and expenses	8,036,093	7,239,932

Income from Operations	1,622,100	1,397,992

Interest Income	11,294	16,887

Income Before Income Taxes	1,633,394	1,414,879

Income Tax Provision	571,065	495,220

Net Income	$1,062,329	$919,659

Basic Earnings per Common Share	$.17	$.15
Diluted Earnings per Common Share	$.17	$.15

Weighted Average Common Shares Outstanding	6,159,445	6,076,615
Dilutive Effect of Stock Options	151,317	229,167
Weighted Average Common Shares Outstanding, Assuming Dilution	6,310,762	6,305,782

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2012	February 29, 2012
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$5,051,215	$4,125,444
Accounts receivable, less allowance for doubtful accounts of $570,841 and $488,448, respectively	3,488,379	4,078,158
Notes receivable, current portion	275,633	283,225
Refundable income taxes	143,537	724,911
Inventories, less reserve for obsolete inventory of $254,132 and $249,500, respectively	3,743,495	4,119,073
Deferred income taxes	533,231	487,274
Other	465,252	281,282
Total current assets	13,700,742	14,099,367

Property and Equipment, Net	8,452,052	8,515,644

Other Assets
Notes receivable, less current portion and valuation allowance of $102,453 and $95,703, respectively	320,241	344,474
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	19,617	22,111
Other	136,995	134,430
Total other assets	1,523,797	1,547,959

Total Assets	$23,676,591	$24,162,970

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$924,430	$1,355,818
Accrued salaries and wages	485,147	653,276
Other accrued expenses	683,187	760,860
Dividend payable	675,731	616,239
Deferred income	145,500	156,000
Total current liabilities	2,913,995	3,542,193

Deferred Income Taxes	1,862,085	1,884,957

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,143,009 and 6,162,389 issued and outstanding, respectively	184,290	184,872
Additional paid-in capital	8,491,418	8,712,743
Retained earnings	10,224,803	9,838,205
Total stockholders’ equity	18,900,511	18,735,820

Total Liabilities and Stockholders’ Equity	$23,676,591	$24,162,970

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended May 31,
	2012	2011
Cash Flows From Operating activities
Net income	$1,062,329	$919,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,140	168,905
Provision for loss on accounts and notes receivable	88,000	50,000
Provision for obsolete inventory	15,000	15,000
Loss on sale, or acquisition of property and equipment	-	5,870
Expense recorded for stock compensation	135,033	156,233
Deferred income taxes	(68,829)	(85,490)
Changes in operating assets and liabilities:
Accounts receivable	509,779	1,355,515
Inventories	604,183	235,152
Other current assets	(185,437)	(137,204)
Accounts payable	(591,728)	(317,243)
Accrued liabilities	335,572	432,822
Deferred income	(10,500)	35,809
Net cash provided by operating activities	2,130,542	2,835,028

Cash Flows From Investing Activities
Addition to notes receivable	(37,351)	(19,362)
Proceeds received on notes receivable	61,176	49,470
Purchases of property and equipment	(252,852)	(1,044,641)
Increase in other assets	(2,565)	(7,555)
Net cash used in investing activities	(231,592)	(1,022,088)

Cash Flows From Financing Activities
Repurchase of common stock	(362,680)	-
Issuance of common stock	-	19,291
Tax benefit of stock awards	5,740	3,967
Dividends paid	(616,239)	(606,997)
Net cash used in financing activities	(973,179)	(583,739)

Net Increase in Cash and Cash Equivalents	925,771	1,229,201

Cash and Cash Equivalents, Beginning of Period	4,125,444	3,344,490

Cash and Cash Equivalents, End of Period	$5,051,215	$4,573,691

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

Rocky Mountain Chocolate Factory, Inc. (“RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Japan, Canada and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010.  ALY is a franchisor and retail operator of self-serve frozen yogurt retail locations.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and frozen yogurt and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at May 31, 2012:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	10	10
Franchise stores – Domestic stores	4	230	234
Franchise stores – Domestic kiosks	-	8	8
Franchise units – International	1	59	60
Cold Stone Creamery – co-branded	3	51	54
Aspen Leaf Yogurt Stores
Company-owned stores	-	9	9
Franchise stores – Domestic stores	-	4	4
Total	8	371	379

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Subsequent Events

On June 30, 2012, the Company entered an agreement to sell all of the assets associated with two Company-owned Rocky Mountain Chocolate Factory locations and one Company-owned Aspen Leaf Yogurt location. The stores were sold to franchisees and continue in operation as franchise locations.  The Company now operates eight Company-owned RMCF locations and eight ALY locations.  The sale of these assets is not expected to result in a material impact on the Company’s results of operations and proceeds from the sales were approximately $668,000.

Between June 1 and June 30, 2012 the Company repurchased 129,500 shares of common stock at an average price of $10.44 per share under the stock repurchase plan announced on February 19, 2008.

Stock-Based Compensation

At May 31, 2012, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards consisting of stock options and restricted stock units.

The Company recognized $135,033 of stock-based compensation expense during the three months ended May 31, 2012 compared with $156,233 during the three months ended May 31, 2011. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the three months ended May 31, 2012 and 2011:

	Three Months Ended
	May 31,

	2012	2011
Outstanding stock options as of February 28 or 29:	307,088	341,890
Granted	-	12,936
Exercised	-	(6,379)
Cancelled/forfeited	(14,952)	-
Outstanding stock options as of May 31:	292,136	348,447

Weighted average exercise price	$10.64	$10.13
Weighted average remaining contractual term (in years)	2.57	3.22

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2012 and 2011:

	Three Months Ended
	May 31,

	2012	2011
Outstanding non-vested restricted stock units as of February 28 or 29:	101,980	141,260
Granted	-	-
Vested	(10,420)	(10,420)
Cancelled/forfeited	(560)	-
Outstanding non-vested restricted stock units as of May 31:	91,000	130,840

Weighted average grant date fair value	$9.15	$9.15
Weighted average remaining vesting period (in years)	1.61	2.61

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Stock-Based Compensation - Continued

During the three months ended May 31, 2012, the Company issued 4,000 fully vested, unrestricted shares of stock and did not award any stock options to non-employee directors compared with 4,000 fully vested, unrestricted shares of stock and 12,936 shares of stock options issued to non-employee directors in the three months ended May 31, 2011.  In connection with these non-employee director stock issuances, the Company recognized $37,200 and $52,886 of stock-based compensation expense during the three-month period ended May 31, 2012 and 2011, respectively.

During the three months ended May 31, 2012, the Company recognized $97,833 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest 20% annually over a period of five years.  Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2012, was $568,412, which is expected to be recognized over the weighted average period of 1.6 years.

There were no stock options awarded during the three months ended May 31, 2012. The weighted-average fair value of stock options granted during the three months ended May 31, 2011 was $0.89 per share.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended
	May 31,
	2012	2011
Expected dividend yield	n/a	3.87%
Expected stock price volatility	n/a	27%
Risk-free interest rate	n/a	2.0%
Expected life of options	n/a	5 years

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended May 31, 2012 and 2011, 105,236 and 119,238 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2012 and February 29, 2012:

	May 31, 2012	February 29, 2012

Ingredients and supplies	$2,314,644	$2,484,796
Finished candy	1,428,851	1,634,277
Total inventories	$3,743,495	$4,119,073

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2012 and February 29, 2012 consists of the following:

	May 31, 2012	February 29, 2012
Land	$513,618	$513,618
Building	4,700,905	4,700,905
Machinery and equipment	8,704,001	8,580,960
Furniture and fixtures	1,658,868	1,614,484
Leasehold improvements	2,064,676	2,064,345
Transportation equipment	362,413	360,582
	18,004,481	17,834,894

Less accumulated depreciation	9,552,429	9,319,250
Property and equipment net	$8,452,052	$8,515,644

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Repurchases

On February 19, 2008, the Company announced the plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. Between May 1, 2012 and May 31, 2012, the Company repurchased 33,800 shares under the plan at an average price of $10.73 per share.

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per share of common stock on March 16, 2012 to shareholders of record on March 2, 2012.  The Company declared a quarterly cash dividend of $0.11 per share of common stock on May 3, 2012 payable on June 8, 2012 to shareholders of record on May 24, 2012.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
Cash paid (received) for:	2012	2011
Interest	$(11,192)	$(17,501)
Income taxes	52,780	105,647
Non-Cash Operating Activities Accrued Inventory	243,605	209,028
Non-Cash Financing Activities Dividend payable	$675,731	$608,440

Accrued Capital Expenditures	$47,216	$326,849

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Franchising, Manufacturing and Retail Stores.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements and Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012.  The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit.  The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration.  All inter-segment sales prices are market based.  Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Three Months Ended May 31, 2012	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,567,567	$6,956,432	$1,677,281	$-	$10,201,280
Intersegment revenues	-	(543,087)	-	-	(543,087)
Revenue from external customers	1,567,567	6,413,345	1,677,281	-	9,658,193
Segment profit (loss)	668,935	1,818,267	12,635	(866,443)	1,633,394
Total assets	1,463,906	9,594,086	5,158,282	7,460,317	23,676,591
Capital expenditures	7,539	52,422	160,859	32,032	252,852
Total depreciation & amortization	11,380	71,337	116,781	37,642	237,140

Three Months Ended May 31, 2011	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,427,438	$6,413,057	$1,377,889	-	$9,218,384
Intersegment revenues	-	(580,460)	-	-	(580,460)
Revenue from external customers	1,427,438	5,832,597	1,377,889	-	8,637,924
Segment profit (loss)	642,175	1,628,460	(107,428)	(748,328)	1,414,879
Total assets	1,435,733	9,824,809	3,598,765	6,746,031	21,605,338
Capital expenditures	1,443	40,951	866,309	135,937	1,044,640
Total depreciation & amortization	18,952	74,024	44,400	31,529	168,905
Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.1 million of the Company’s revenues from external customers during the three months ended May 31, 2012 compared to $1.8 million during the three months ended May 31, 2011.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2012 and February 29, 2012 consist of the following:

		May 31, 2012		February 29, 2012
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	$205,777	$201,952	$205,777	$200,445
Packaging licenses	3-5 Years	120,830	120,830	120,830	120,830
Packaging design	10 Years	430,973	430,973	430,973	430,973
Aspen Leaf Yogurt Design	10 Years	19,740	3,948	19,740	2,961
Total		777,320	757,703	777,320	755,209
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,486,648	$1,420,087	$2,486,648	$1,417,593

Amortization expense related to intangible assets totaled $2,494 and $15,428 during the three months ended May 31, 2012 and 2011, respectively.  The decrease in amortization expense is primarily the result of some assets becoming fully amortized.  The aggregate estimated amortization expense for intangible assets remaining as of May 31, 2012 is as follows:

2013	$6,150
2014	4,600
2015	3,950
2016	3,950
2017	967
Total	$19,617

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors.  The Director operates two ALY locations under the Franchise Agreements and the Development Agreement.

As of May 31, 2012, the Company had receivables of approximately $8,400 due from the Director associated with the director’s ownership and operation of the two current ALY locations.

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses.  These businesses have, on occasion, provided services to the Company and may provide services in the future.  As of May 31, 2012, the Company had incurred expenses of $2,100 and there was $2,100 recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding our cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "believe," "expect," "anticipate," "estimate," and "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding agreement with Cold Stone Creamery Brands, the success of our international expansion efforts, the success of the Aspen Leaf Yogurt concept and the effect of government regulation. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Overview

We are a product-based international franchisor, confectionery manufacturer and retail operator.  Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate, frozen yogurt, and other confectionery products.  We also sell our candy in selected locations outside our system of retail stores to build brand awareness.  We own and operate sixteen retail units as a laboratory to test marketing, design and operational initiatives.

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

In April 2012, we entered into a Master Licensing Agreement for the development and franchising of new Rocky Mountain Chocolate Factory stores in Japan. The agreement requires at least ten new stores to open each year for the next ten years, for a total minimum of 100 stores to be opened in Japan by the expiration of the initial term of the agreement.  We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.

Results of Operations

Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Basic earnings per share increased 13.3% from $.15 for the three months ended May 31, 2011 to $.17 during the three months ended May 31, 2012.  Revenues increased by $1.02 million in the three months ended May 31, 2012 compared to the three months ended May 31, 2011. This increase in revenues was due primarily to an increase in shipments of product to customers outside our network of franchised retail stores and an increase in retail sales. Operating income increased 16.0% from $1.40 million for the three months ended May 31, 2011 to $1.62 million for the three months ended May 31, 2012.  Net income increased 15.5% from $920,000 in the three months ended May 31, 2011 to $1.06 million in the three months ended May 31, 2012.  The increase in net income was due primarily to increased revenue.

Revenues	Three Months Ended May 31,		$	%
($’s in thousands)	2012	2011	Change	Change
Factory sales	$6,488.6	$5,832.6	$656.0	11.2%
Retail sales	1,602.0	1,377.9	224.1	16.3%
Franchise fees	123.9	106.5	17.4	16.3%
Royalty and marketing fees	1,443.7	1,320.9	122.8	9.3%
Total	$9,658.2	$8,637.9	$1,020.3	11.8%

Factory Sales

The increase in factory sales for the three months ended May 31, 2012 versus the three months ended May 31, 2011 was primarily due to a 13.2% increase in shipments of product to customers outside our network of franchised retail stores and a 10.3% increase in sales to domestic and international franchised and licensed stores, partially offset by a 2.8% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.  These increases were partially offset by a 5.0% decline in same-store pounds purchased by our network of franchised stores.

Retail Sales

The increase in retail sales was primarily due to an increase in the average number of Company-owned stores in operation as a result of the opening of five Company-owned ALY locations and one Company-owned RMCF location between June 2011 and February 2012, partially offset by the sale or closure of four Company-owned RMCF locations during May 2011 and June 2011. Same store sales at Company-owned stores increased 3.3% in the three months ended May 31, 2012 compared to the three months ended May 31, 2011.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended May 31, 2011 to the three months ended May 31, 2012 resulted from an increase of 1.1% in same store sales and an increase in royalty revenue resulting from the Company’s purchase-based royalty structure.  These increases were partially offset by a 2.8% decline in domestic franchise stores in operation from the three months ended May 31, 2011 to the three months ended May 31, 2012.  The average number of domestic franchise stores in operation decreased from 246 in the three months ended May 31, 2011 to 239 during the three months ended May 31, 2012. Franchise fee revenues increased as a result of the license fees associated with the Master Licensing Agreement for the development and franchising of Rocky Mountain Chocolate Factory stores in Japan, which we entered into in April 2012.  This increase was mostly offset by a decrease in the number of domestic franchise store openings from four in the three months ended May 31, 2011 to two openings in the three months ended May 31, 2012, and a decrease in Cold Stone Creamery co-branded location openings from three during the three months ended May 31, 2011 to two in the three months ended May 31, 2012.

Costs and Expenses	Three Months Ended
	May 31,		$	%
($’s in thousands)	2012	2011	Change	Change

Cost of sales – factory adjusted	$4,432.2	$4,070.8	$361.4	8.9%
Cost of sales - retail	590.0	562.5	27.5	4.9%
Franchise costs	544.4	406.9	137.5	33.8%
Sales and marketing	461.2	440.2	21.0	4.8%
General and administrative	840.1	739.6	100.5	13.6%
Retail operating	931.0	851.1	79.9	9.4%
Total	$7,798.9	$7,071.1	$727.8	10.3%

	Three Months Ended
Adjusted Gross margin	May 31,		$	%
	2012	2011	Change	Change
($’s in thousands)
Factory adjusted gross margin	$2,056.4	$1,761.8	$294.6	16.7%
Retail	1,012.0	815.4	196.6	24.1%
Total	$3,068.4	$2,577.2	$491.2	19.1%

	Three Months Ended
Adjusted Gross margin	May 31,		%	%
	2012	2011	Change	Change
(Percent)
Factory adjusted gross margin	31.7%	30.2%	1.5%	5.0%
Retail	63.2%	59.2%	4.0%	6.8%
Total	37.9%	35.7%	2.2%	6.2%

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions. Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	Three Months Ended
	May 31,
($’s in thousands)	2012	2011
Factory adjusted gross margin	$2,056.4	$1,761.8
Less: depreciation and amortization	70.4	69.5
Factory GAAP gross margin	$1,986.0	$1,692.3

Cost of Sales

Factory margins increased 150 basis points in the three months ended May 31, 2012 compared to the three months ended May 31, 2011 due primarily to manufacturing efficiencies associated with 10.5% higher production volume in the three months ended May 31, 2012 compared to the three months ended May 31, 2011. The increase in Company-owned store margin is due primarily to lower costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs in the three months ended May 31, 2012 versus the three months ended May 31, 2011 is due primarily to an increase in travel and support costs associated with our international development initiative and an increase in franchise opportunity advertising costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 34.7% in the three months ended May 31, 2012 from 28.5% in the three months ended May 31, 2011.  This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 33.8% increase in franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 is primarily due to increased advertising for Aspen Leaf Yogurt locations and increased marketing-related compensation costs.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 is due primarily to an increase in travel costs associated with our international development initiative and an increase in expense associated with our analysis of doubtful accounts and notes receivable.  As a percentage of total revenues, general and administrative expenses increased to 8.7% in the three months ended May 31, 2012 compared to 8.6% in the three months ended May 31, 2011.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 was due primarily to an increase in the average number of Company-owned stores in operation as a result of the opening of five Company-owned ALY locations and one Company-owned Rocky Mountain Chocolate Factory location between June 2011 and February 2012, partially offset by the sale or closure of four Company-owned Rocky Mountain Chocolate Factory locations during May 2011 and June 2011.  Retail operating expenses, as a percentage of retail sales, decreased from 61.8% in the three months ended May 31, 2011 to 58.1% in the three months ended May 31, 2012.

Depreciation and Amortization

Depreciation and amortization of $237,000 in the three months ended May 31, 2012 increased 40.4% from $169,000 incurred in the three months ended May 31, 2011, due to additional depreciable assets acquired by us as a result of an increase in the number of Company-owned stores in operation, partially offset by certain intangible assets becoming fully amortized.

Interest Income

Interest income of $11,300 realized in the three months ended May 31, 2012 represents a decrease of $5,600 from the $16,900 realized in the three months ended May 31, 2011.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2012 was 35.0%, which is approximately unchanged from the three months ended May 31, 2011.

Liquidity and Capital Resources

As of May 31, 2012, working capital was $10.8 million, compared with $10.6 million as of February 28, 2012, an increase of $200,000.  The increase in working capital was primarily due to positive operating results.

Cash and cash equivalent balances increased 22.4% from $4.1 million as of February 29, 2012 to $5.1 million as of May 31, 2012 as a result of cash flow generated by operating activities being greater than cash flows used by financing and investing activities. Our current ratio was 4.7 to 1 at May 31, 2012 in comparison with 3.98 to 1 at February 29, 2012. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million ($5.0 million available as of May 31, 2012) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets.  Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of May 31, 2012, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2012.  As of May 31, 2012, no amount was outstanding under this line of credit.

In November 2011, we executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit is guaranteed by us and is collateralized by our land, building and improvements. We may draw from the line of credit until November 1, 2013 to fund new Aspen Leaf Yogurt store openings. After November 1, 2013, any amount outstanding will be repaid over the 48 month period subsequent to November 1, 2013. Interest on borrowings is at 4.75% per annum.  As of May 31, 2012, no amount was outstanding under this promissory note.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations at least through the end of fiscal 2013.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts.  These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract.  Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of May 31, 2012, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the prices of cocoa would result in an $177,000 favorable or unfavorable price benefit resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate and a $2.5 million promissory note that allows draws until November 1, 2013 and bears interest at 4.75% per annum.  As of May 31, 2012, no amount was outstanding under the line of credit or the promissory note. We do not believe that we are exposed to any material interest rate risk related to these credit facilities.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of May 31, 2012, of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of May 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings

We are not currently involved in any material legal proceedings other than routine litigation incidental to our business.

Item 1A.       Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1 – March 31, 2012	-	-	-	$3,000,000
April 1, - April 30, 2012	-	-	-	$3,000,000
May 1 – May 31, 2012	33,800	$10.73	33,800	$2,641,187
Total	33,800	$10.73	33,800	$2,641,187

(1) On February 19, 2008, we announced the plan to repurchase up to $3,000,000 of our common stock in the open market or in private transactions, whenever deemed appropriate by management.  The plan will only expire once the designated amounts are reached and the plan is completed

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on May 22, 2009)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007)

10.1*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and the Registrant***

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS ****XBRL Instance Document

101.SCH ****XBRL Taxonomy Extension Schema Document

101.CAL ****XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ****XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ****XBRL Taxonomy Extension Label Linkbase Document

101.PRE ****XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.
**  Furnished herewith.
***  Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
****Furnished with this report.  In accordance with Rule 406T of Regulation S-T,  the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 13, 2012	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director