Form 10-Q
period 2012-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2012-10-12
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filer	____	Accelerated filer	____

Non-accelerated filer	____	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X

On September 30, 2012, the registrant had outstanding 6,050,279 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
FORM 10-Q

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Revenues
Sales	$6,230,144	$6,003,619	$14,320,770	$13,214,105
Franchise and royalty fees	1,499,693	1,572,169	3,067,260	2,999,607
Total revenues	7,729,837	7,575,788	17,388,030	16,213,712

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $71,928, $69,154, $142,323 and $138,565, respectively	3,669,575	3,577,614	8,691,811	8,210,886
Franchise costs	558,094	514,826	1,102,520	921,700
Sales and marketing	408,805	384,911	869,987	825,130
General and administrative	701,742	717,036	1,541,838	1,456,592
Retail operating	893,260	787,444	1,824,273	1,638,550
Depreciation and amortization	230,406	190,261	467,546	359,166
Total costs and expenses	6,461,882	6,172,092	14,497,975	13,412,024

Income from Operations	1,267,955	1,403,696	2,890,055	2,801,688

Interest Income	11,487	13,972	22,781	30,859

Income Before Income Taxes	1,279,442	1,417,668	2,912,836	2,832,547

Provision for Income Taxes	450,660	506,115	1,021,725	1,001,335

Net Income	$828,782	$911,553	$1,891,111	$1,831,212

Basic Earnings per Common Share	$.14	$.15	$.31	$.30
Diluted Earnings per Common Share	$.13	$.14	$.30	$.29

Weighted Average Common Shares Outstanding	6,045,070	6,105,744	6,102,257	6,091,179
Dilutive Effect of Stock Options	155,133	193,419	153,226	211,294
Weighted Average Common Shares Outstanding, Assuming Dilution	6,200,203	6,299,163	6,255,483	6,302,473

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2012	2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,762,812	$4,125,444
Accounts receivable, less allowance for doubtful accounts of $612,757 and $488,448, respectively	3,735,991	4,078,158
Notes receivable, current portion	264,245	283,225
Refundable income taxes	-	724,911
Inventories, less reserve for slow moving inventory of $248,799 and $249,500, respectively	4,446,095	4,119,073
Deferred income taxes	485,125	487,274
Other	446,083	281,282
Total current assets	13,140,351	14,099,367

Property and Equipment, Net	7,821,098	8,515,644

Other Assets
Notes receivable, less current portion and valuation allowance of $102,453 and $95,703, respectively	269,720	344,474
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	17,123	22,111
Other	142,308	134,430
Total other assets	1,476,095	1,547,959

Total assets	$22,437,544	$24,162,970

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$917,833	$1,355,818
Accrued salaries and wages	340,991	653,276
Other accrued expenses	802,930	760,860
Dividend payable	665,530	616,239
Deferred income	174,000	156,000

Total current liabilities	2,901,284	3,542,193

Deferred Income Taxes	1,661,776	1,884,957

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,050,279 and 6,162,389 issued and outstanding	181,508	184,872
Additional paid-in capital	7,304,921	8,712,743
Retained earnings	10,388,055	9,838,205
Total stockholders’ equity	17,874,484	18,735,820

Total liabilities and stockholders’ equity	$22,437,544	$24,162,970

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	August 31,
	2012	2011
Cash Flows From Operating activities
Net income	$1,891,111	$1,831,212
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	467,546	359,166
Provision for obsolete inventory	30,000	30,000
Asset impairment and store closure losses	(17,000)	-
Provision for loss on accounts and notes receivable	139,000	100,000
Loss (gain) on sale of property and equipment	(28,870)	23,354
Expense recorded for stock compensation	229,900	254,230
Deferred income taxes	(221,032)	(28,623)
Changes in operating assets and liabilities:
Accounts receivable	209,917	1,087,960
Inventories	(147,205)	(497,773)
Other current assets	(167,431)	(137,869)
Accounts payable	(517,321)	1,632
Accrued liabilities	454,696	36,191
Deferred income	18,000	(40,691)
Net cash provided by operating activities	2,341,311	3,018,789

Cash Flows From Investing Activities
Addition to notes receivable	(36,215)	(99,144)
Proceeds received on notes receivable	123,199	115,073
Proceeds from sale or distribution of assets	668,000	52,800
Purchases of property and equipment	(517,413)	(1,190,356)
(Increase) decrease in other assets	(8,458)	(6,216)
Net cash provided by (used) in investing activities	229,113	(1,127,843)

Cash Flows From Financing Activities
Repurchase of common stock	(1,715,352)	-
Issuance of common stock	22,224	36,715
Tax benefit of stock awards	52,042	8,285
Dividends paid	(1,291,970)	(1,215,436)
Net cash used in financing activities	(2,933,056)	(1,170,436)

Net Increase (Decrease) in Cash and Cash Equivalents	(362,632)	720,510

Cash and Cash Equivalents, Beginning of Period	4,125,444	3,344,490

Cash and Cash Equivalents, End of Period	$3,762,812	$4,065,000

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

Rocky Mountain Chocolate Factory, Inc. (“RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010.  ALY is a franchisor and retail operator of self-serve frozen yogurt retail units.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at August 31, 2012:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	7	7
Franchise stores – Domestic stores	4	228	232
Franchise stores – Domestic kiosks	-	8	8
Franchise units – International	-	60	60
Cold Stone Creamery – co-branded	3	53	56
Aspen Leaf Yogurt Stores
Company-owned stores	-	8	8
Franchise stores – Domestic stores	4	5	9
Total	11	369	380

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended August 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

Stock-Based Compensation

At August 31, 2012, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards.

The Company recognized $94,867 and $229,900 of stock-based compensation expense during the three and six-month periods ended August 31, 2012, respectively, compared to $97,997 and $254,230 during the three and six-month periods ended August 31, 2011, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the six months ended August 31, 2012 and August 31, 2011:

	Six Months Ended
	August 31,
	2012	2011
Outstanding stock options as of February 28 or 29:	307,088	341,890
Granted	-	12,936
Exercised	(3,000)	(8,731)
Cancelled/forfeited	(14,952)	(1,575)
Outstanding stock options as of August 31:	289,136	344,520

Weighted average exercise price	$10.67	$10.11
Weighted average remaining contractual term (in years)	2.32	2.97

The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2012 and August 31, 2011:

	Six Months Ended
	August 31,
	2012	2011
Outstanding non-vested restricted stock units as of February 28 or 29:	101,980	141,260
Granted	-	4,540
Vested	(44,190)	(43,300)
Cancelled/forfeited	(560)	-
Outstanding non-vested restricted stock units as of August 31:	57,230	102,500

Weighted average grant date fair value	$9.22	$9.19
Weighted average remaining vesting period (in years)	1.63	2.49

During the six months ended August 31, 2012, the Company issued 4,000 fully-vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock and 12,936 shares of stock options issued to non-employee directors in the six months ended August 31, 2011. There were no unrestricted shares or stock options issued during the three-month periods ended August 31, 2012 or August 31, 2011.  In connection with these non-employee director stock issuances, the Company recognized $37,200 and $52,886 of stock-based compensation expense during the six-month periods ended August 31, 2012 and 2011, respectively.

During the three and six month periods ended August 31, 2012, the Company recognized $94,867 and $192,700, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest 20% annually over a period of five years.  During the three and six month periods ended August 31, 2012, 33,770 and 44,190 restricted stock units vested and were issued as common stock, respectively.  Total unrecognized compensation expense of non-vested, non-forfeited shares

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONTINUED

granted as of August 31, 2012 was $473,545, which is expected to be recognized over the weighted-average period of 1.6 years.

There were no stock options awarded during the six months ended August 31, 2012.  The weighted-average fair value of stock options awarded during the six months ended August 31, 2011 was $0.89.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Six Months Ended
	August 31,
	2012	2011
Expected dividend yield	n/a	3.87%
Expected stock price volatility	n/a	27%
Risk-free interest rate	n/a	2.0%
Expected life of options (in years)	n/a	5

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended August 31, 2012 and 2011, 101,661 and 118,810 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the six months ended August 31, 2012 and 2011, 103,449 and 119,024 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.  Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2012	February 29, 2012

Ingredients and supplies	$2,443,073	$2,484,796
Finished candy	2,003,022	1,634,277
Total inventories	$4,446,095	$4,119,073

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2012	February 29, 2012

Land	$513,618	$513,618
Building	4,742,905	4,700,905
Machinery and equipment	8,655,720	8,580,960
Furniture and fixtures	1,448,943	1,614,484
Leasehold improvements	1,814,118	2,064,345
Transportation equipment	362,413	360,582
	17,537,717	17,834,894

Less accumulated depreciation	9,716,619	9,319,250

Property and equipment, net	$7,821,098	$8,515,644

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Repurchases

On February 19, 2008, the Company announced the plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. Between May 1, 2012 and May 31, 2012, the Company repurchased 33,800 shares under the plan at an average price of $10.73 per share. Between June 1, 2012 and June 30, 2012, the Company repurchased 129,500 shares under the plan at an average price of $10.45 per share.

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per share of common stock on March 16, 2012 to shareholders of record on March 2, 2012.  The Company paid a quarterly cash dividend of $0.11 per share of common stock on June 8, 2012 to shareholders of record May 24, 2012.   The Company declared a quarterly cash dividend of $0.11 per share of common stock on August 23, 2012 payable on September 14, 2012 to shareholders of record on September 4, 2012.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid (received) for:	2012	2011
Interest	$(23,134)	$(35,379)
Income taxes	$453,580	$984,852
Non-Cash Operating Activities Accrued Inventory	209,817	338,014
Non-Cash Financing Activities Dividend Payable	$665,531	$612,523

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

Three Months Ended August 31, 2012	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,499,692	$5,080,496	$1,660,068	$-	$8,240,256
Intersegment revenues	-	(510,419)	-	-	(510,419)
Revenue from external customers	1,499,692	4,570,077	1,660,068	-	7,729,837
Segment profit (loss)	628,016	1,344,529	64,829	(757,932)	1,279,442
Total assets	1,530,306	10,620,818	4,385,447	5,900,973	22,437,544
Capital expenditures	16,468	117,833	80,888	49,372	264,561
Total depreciation & amortization	9,713	72,840	109,047	38,806	230,406

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Three Months Ended August 31, 2011
Total revenues	$1,572,169	$4,940,999	$1,566,809	$-	$8,079,977
Intersegment revenues	-	(504,188)	-	-	(504,188)
Revenue from external customers	1,572,169	4,436,811	1,566,809	-	7,575,789
Segment profit (loss)	739,560	1,277,758	125,582	(725,231)	1,417,669
Total assets	1,491,798	10,738,663	3,281,040	6,409,875	21,921,376
Capital expenditures	-	69,707	36,542	39,467	145,716
Total depreciation & amortization	15,603	74,140	64,690	35,827	190,260

Six Months Ended August 31, 2012	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$3,067,260	$12,036,927	$3,337,349	$-	$18,441,536
Intersegment revenues	-	(1,053,506)	-	-	(1,053,506)
Revenue from external customers	3,067,260	10,983,421	3,337,349	-	17,388,030
Segment profit (loss)	1,296,951	3,162,796	77,463	(1,624,374)	2,912,836
Total assets	1,530,306	10,620,818	4,385,447	5,900,973	22,437,544
Capital expenditures	24,007	170,255	241,746	81,405	517,413
Total depreciation & amortization	21,093	144,177	225,828	76,448	467,546

Six Months Ended August 31, 2011
Total revenues	$2,999,607	$11,354,055	$2,944,698	$-	$17,298,360
Intersegment revenues	-	(1,084,648)	-	-	(1,084,648)
Revenue from external customers	2,999,607	10,269,407	2,944,698	-	16,213,712
Segment profit (loss)	1,381,735	2,906,217	18,154	(1,473,559)	2,832,547
Total assets	1,491,798	10,738,663	3,281,040	6,409,875	21,921,376
Capital expenditures	1,442	110,658	902,852	175,404	1,190,356
Total depreciation & amortization	34,556	148,164	109,090	67,356	359,166

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.2 million of the Company’s revenues from external customers during the six months ended August 31, 2012 compared to $1.9 million during the six months ended August 31, 2011.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		August 31, 2012		February 29, 2012
	Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10	$205,777	$203,459	205,777	200,445
Packaging licenses	3-5	120,830	120,830	120,830	120,830
Packaging design	10	430,973	430,973	430,973	430,973
Aspen Leaf Yogurt Design	5	19,740	4,935	19,740	2,961
Total		777,320	760,197	777,320	755,209

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		1,709,328	662,384	1,709,328	662,384

Total intangible assets		$2,486,648	$1,422,581	$2,486,648	$1,417,593

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS - CONTINUED

Amortization expense related to intangible assets totaled $4,988 and $28,072 during the six months ended August 31, 2012 and 2011, respectively.  As of August 31, 2012, $17,123 net intangible assets subject to amortization remained to be amortized through May 2016.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors.  The director operates two ALY locations under the Franchise Agreements and the Development Agreement.

As of August 31, 2012, the Company had receivables of approximately $6,600 due from such director associated with the director’s ownership and operation of the two current ALY locations.

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses.  These businesses have, on occasion, provided services to the Company and may provide services in the future.  As of August 31, 2012, the Company had incurred expenses of $7,500 and there was $1,050 recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

NOTE 10 – FRANCHISE FEE REVENUE RECOGNITION

Franchise fee revenue is recognized upon the opening of a franchise location.  During the six months ended August 31, 2011, three Aspen Leaf Yogurt franchise locations opened and $78,500 of franchise fee revenue was recognized associated with these openings.  During the three months ended November 30, 2011, the franchise fee for ALY was reduced and a decrease to revenue of $54,500 was recorded associated with locations previously opened during the six months ended August 31, 2011.  The change to ALY franchise fees was the result of the Company’s continued evaluation of the self-serve yogurt franchise environment and its desire to remain competitive among many franchise offerings.  There was no change to the Rocky Mountain Chocolate Factory franchise fee or the Company’s franchise fee revenue recognition policy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding our cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "believe," "expect," "anticipate," "estimate," and "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding agreement with Cold Stone Creamery Brands, the success of our international expansion efforts, the success of the Aspen Leaf Yogurt concept and the effect of government regulation. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

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

In April 2012, we entered into a Master Licensing Agreement for the development and franchising of new Rocky Mountain Chocolate Factory stores in Japan. The agreement requires at least ten new stores to open each year for the next ten years, for a total minimum of 100 stores to be opened in Japan by the expiration of the initial term of the agreement.  We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.  As of September 30, 2012 three stores were operating under the agreement.

Results of Operations

Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

Basic earnings per share decreased 6.7% from $.15 in the three months ended August 31, 2011 to $.14 in the same period of the current year. Revenues increased 2.0% from $7.6 million in the three months ended August 31, 2011 to $7.7 million in the same period of the current year. Operating income decreased 9.7% from $1.40 million in the three months ended August 31, 2011 to $1.27 million in the same period of the current year. Net income decreased 9.1% from $912,000 in the three months ended August 31, 2011 to $829,000 in the same period of the current year. The decrease in operating income and net income for the three months ended August 31, 2012 compared to the same period in the prior year was due primarily to an operating loss of approximately $172,000 associated with the retail operations and franchise support of Aspen Leaf Yogurt.

	Three Months Ended
	August 31,			%
($’s in thousands)	2012	2011	Change	Change
Factory sales	$4,673.2	$4,539.4	$133.8	2.9%
Retail sales	1,556.9	1,464.2	92.7	6.3%
Franchise fees	35.2	143.3	(108.1)	(75.4%)
Royalty and Marketing fees	1,464.5	1,428.9	35.6	2.5%
Total	$7,729.8	$7,575.8	$154.0	2.0%

Factory Sales

The increase in factory sales for the three months ended August 31, 2012 versus the three months ended August 31, 2011 was primarily due to an increase in shipments of product to international franchisees and Cold Stone Creamery co-branded licensed locations.  These increases were partially offset by a 1.3% decrease in same-store pounds purchased by our network of domestic franchised stores.

Retail Sales

The increase in retail sales was primarily due to an increase in the average number of Company-owned stores in operation.  The average number of Company owned units in operation increased from 13 during the three months ended August 31, 2011 to 17 units in the same period of the current year.  The increase in average Company-owned units in operation and the resulting increase in retail sales was partially offset by a decrease in Company-owned same-store sales.  Same-store sales at Company-owned stores decreased by 15.8% in the three months ended August 31, 2012 compared to the three months ended August 31, 2011.  We believe the decline in same-store sales was primarily the result of the grand opening effect of Aspen Leaf Yogurt locations and the resulting revenues associated with these openings in the prior year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased 2.5% in the three months ended August 31, 2012 compared with the same period of the prior year as a result of an increase in royalties based on the Company’s purchase-based royalty structure, an increase in royalties from co-branded locations and an increase in same-store sales, partially offset by a decrease in domestic franchise units.  Same store sales at franchise locations increased 1.1% during the three months ended August 31, 2012 compared to the same period in the prior year.  Average licensed locations in operation increased from 44 units in the three months ended August 31, 2011 to 53 units in the same period of the current year.  The average number of domestic units in operation decreased from 247 in the three months ended August 31, 2011 to 238 in the same period of the current year. The decrease in franchise fee revenue during the three months ended August 31, 2012, compared with the prior year period was the result of a decrease in domestic franchise openings from 5 during the three months ended August 31, 2011 to 2 openings during the three months ended August 31, 2012.

Costs and Expenses
	Three months ended August 31,			%
($’s in thousands)	2012	2011	Change	Change
Cost of sales – factory adjusted	$3,068.6	$3,017.0	$51.6	1.7%
Cost of sales - retail	601.0	560.6	40.4	7.2%
Franchise costs	558.1	514.8	43.3	8.4%
Sales and marketing	408.8	384.9	23.9	6.2%
General and administrative	701.7	717.0	(15.3)	(2.1%)
Retail operating	893.3	787.4	105.9	13.4%
Total	$6,231.5	$5,981.7	$249.8	4.2%

Adjusted gross margin
	Three months ended August 31,			%
($’s in thousands)	2012	2011	Change	Change
Factory adjusted gross margin	$1,604.6	$1,522.4	$82.2	5.4%
Retail	955.9	903.6	52.3	5.8%
Total	$2,560.5	$2,426.0	$134.5	5.5%

(Percent)
Factory adjusted gross margin	34.3%	33.5%	0.8%	2.4%
Retail	61.4%	61.7%	(0.3%)	(0.5%)
Total	41.1%	40.4%	0.7%	1.7%

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

	Three Months Ended
	August 31,
($’s in thousands)	2012	2011
Factory adjusted gross margin	$1,604.6	$1,522.4
Less: Depreciation and Amortization	71.9	69.0
Factory GAAP gross margin	$1,532.7	$1,453.4

Costs and Expenses

Cost of Sales

Factory margins increased 80 basis points in the three months ended August 31, 2012 compared to the three months ended August 31, 2011 due primarily to an increase in the average selling price of products to domestic franchise units.  The slight decrease in Company-owned store margin is due primarily to a change in product mix.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2012 versus the three months ended August 31, 2011 is due primarily to an increase in costs associated with support and development of the Company’s international development initiative. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 37.2% in the three months ended August 31, 2012 from 32.7% in the three months ended August 31, 2011.  This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 75.4% decrease in franchise fee revenue as a result of fewer franchise store openings in the three months ended August 31, 2012.

Sales and Marketing

The increase in sales and marketing expense for the three months ended August 31, 2012 compared to the same period in the prior year is due primarily to an increase in marketing-related compensation and benefit costs.

General and Administrative

The decrease in general and administrative costs for the three months ended August 31, 2012 compared to the same period in the prior year is due primarily to lower costs associated with Aspen Leaf Yogurt site selection. As a percentage of total revenues, general and administrative expense decreased to 9.1% in the three months ended August 31, 2012 compared to 9.5% in the same period of the prior year.

Retail Operating Expenses

The increase in retail operating expense was primarily due to an increase in the average number of Company-owned stores in operation.  The average number of Company owned units in operation increased from 13 during the three months ended August 31, 2011 to 17 units in the same period of the current year.  Retail operating expenses, as a percentage of retail sales, increased from 53.8% in the three months ended August 31, 2011 to 57.4% in the same period of the current year.

Depreciation and Amortization

Depreciation and amortization of $230,000 in the three months ended August 31, 2012 increased 21.1% from $190,000 incurred in the three months ended August 31, 2011, due to additional depreciable assets acquired by us as a result of an increase in the number of Company-owned stores in operation and the associated depreciation of those assets.

Interest Income

Interest income of $11,500 realized in the three months ended August 31, 2012 represents a decrease of $2,500 from the $14,000 realized in the three months ended August 31, 2011.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2012 was 35.2%, compared to 35.7% for the three months ended August 31, 2011.

Six Months Ended August 31, 2012 Compared to the Six Months Ended August 31, 2011

Basic earnings per share increased 3.3% from $.30 for the six months ended August 31, 2011 to $.31 for the same period of the current year. Revenues increased 7.2% to $17.4 million for the six months ended August 31, 2012 compared to $16.2 million in the same period of the prior year. Operating income increased 3.2% from $2.8 million in the six months ended August 31, 2011 to $2.9 million in the same period of the current year. Net income increased 3.3% from $1.8 million in the six months ended August 31, 2011 to $1.9 million in the same period of the current year. The increase in operating income and net income for the six months ended August 31, 2012 compared to the same period in the prior year was due primarily to an increase in revenues, partially offset by an increase in operating expenses and an operating loss of approximately $272,000 associated with the retail operations and franchise support of Aspen Leaf Yogurt.

Revenues

	Six Months Ended August 31,			%
($’s in thousands)	2012	2011	Change	Change
Factory sales	$11,161.8	$10,372.0	$789.8	7.6%
Retail sales	3,158.9	2,842.1	316.8	11.1%
Franchise fees	159.1	249.8	(90.7)	(36.3%)
Royalty and marketing fees	2,908.2	2,749.8	158.4	5.8%
Total	$17,388.0	$16,213.7	1,174.3	7.2%

Factory Sales

The increase in factory sales for the six months ended August 31, 2012 versus the six months ended August 31, 2011 was primarily due to an 11.4% increase in shipments of product to customers outside our network of franchised retail stores and a 6.6% increase in sales to domestic and international franchised and licensed stores.  These increases were partially offset by a 3.6% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation and a 2.7% decline in same-store pounds purchased by our network of franchised stores.

Retail Sales

The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 14 in the six months ended August 31, 2011 to 18 in the same period of the current year.  The increase in average Company-owned units in operation and the resulting increase in retail sales was partially offset by a decrease in Company-owned same-store sales. Same-store retail sales at Company-owned locations decreased 0.4% in the six months ended August 31, 2012 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased 5.8% in the six months ended August 31, 2012 compared with the same period of the prior year as a result of an increase in royalties based on the Company’s purchase based royalty structure, an increase in same store sales and an increase in royalties from co-branded locations, partially offset by a decrease in domestic franchise units.  Same store sales at franchise locations increased 1.1% during the six months ended August 31, 2012 compared to the same period in the prior year.  Average licensed locations in operation increased from 43 units in six months ended August 31, 2011 to 52 units in the same period of the current year.  The average number of domestic units in operation decreased from 247 in the six months ended August 31, 2011 to 238 in the same period of the current year. The decrease in franchise fee revenue during the six months ended August 31, 2012, compared with the prior year period was the result of a decrease in domestic franchise opening from 9 during the six months ended August 31, 2011 to 4 openings during the six months ended August 31, 2012, partially offset by an increase in international license fees.

Costs and Expenses
	Six months ended August 31,			%
($’s in thousands)	2012	2011	Change	Change

Cost of sales – factory adjusted	$7,500.8	$7,087.8	$413.0	5.8%
Cost of sales - retail	1,191.0	1,123.1	67.9	6.0%
Franchise costs	1,102.5	921.7	180.8	19.6%
Sales and marketing	870.0	825.1	44.9	5.4%
General and administrative	1,541.8	1,456.6	85.2	5.8%
Retail operating	1,824.3	1,638.6	185.7	11.3%
Total	$14,030.4	$13,052.9	$977.5	7.5%

Adjusted gross margin
	Six months ended August 31,			%
	2012	2011	Change	Change
($’s in thousands)
Factory	$3,661.0	$3,284.2	$376.8	11.5%
Retail	1,967.9	1,719.0	248.9	14.5%
Total	$5,628.9	$5,003.2	$625.7	12.5%

(Percent)
Factory	32.8%	31.7%	1.1%	3.5%
Retail	62.3%	60.5%	1.8%	3.0%
Total	39.3%	37.9%	1.4%	3.7%

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

	Six Months Ended
	August 31,
($’s in thousands)	2012	2011
Factory adjusted gross margin	$3,661.0	$3,284.2
Less: Depreciation and Amortization	142.3	138.5
Factory GAAP gross margin	$3,518.7	$3,145.7

Costs and Expenses

Cost of Sales

Factory margins increased 110 basis points for the six months ended August 31, 2012 compared to the six months ended August 31, 2011 due primarily to an increase in the average selling price of products to domestic franchise units.  The increase in Company-owned store margin is due primarily to lower costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs for the six months ended August 31, 2012 compared to the six months ended August 31, 2011 is due primarily to an increase in travel and support costs associated with our international development initiative and an increase in franchise opportunity advertising costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 35.9% in the six months ended August 31, 2012 from 30.7% in the six months ended August 31, 2011. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues as discussed above.

Sales and Marketing

The increase in sales and marketing expense for the six months ended August 31, 2012 compared to the same period in the prior year is due primarily to an increase in marketing-related compensation and benefit costs.

General and Administrative

The increase in general and administrative costs for the six months ended August 31, 2012 compared to the six months ended August 31, 2011 is due primarily to an increase in travel costs associated with our international development initiative and an increase in expense associated with our analysis of doubtful accounts and notes receivable.  As a percentage of total revenues, general and administrative expenses was approximately unchanged at 8.9% in the six months ended August 31, 2012 compared to 9.0% in the same period of the prior year.

Retail Operating Expenses

The increase in retail operating expense was primarily due to an increase in the average number of Company-owned stores in operation during the six months ended August 31, 2012 compared with the same period of the prior year.  The average number of Company owned units in operation increased from 14 during the six months ended August 31, 2011 to 18 units in the same period of the current year.  Retail operating expenses, as a percentage of retail sales, was approximately unchanged from 57.7% in the six months ended August 31, 2011 to 57.8% in the same period of the current year.

Depreciation and Amortization

Depreciation and amortization of $468,000 in the six months ended August 31, 2012 increased 30.2% from $359,000 incurred in the six months ended August 31, 2011 due to an increase in the number of Company-owned stores in operation and the associated depreciation of those assets.

Interest Income

Interest income of $23,000 realized in the six months ended August 31, 2012 represents a decrease of $8,000 from the $31,000 realized in the same period of the prior year due to lower balances of notes receivable.

Income Tax Expense

Our effective income tax rate in the six months ended August 31, 2012 was 35.1% and was approximately unchanged from 35.4% in the same period in the prior year.

Liquidity and Capital Resources

As of August 31, 2012, working capital was $10.2 million, compared with $10.6 million as of February 29, 2012, a decrease of $400,000. The change in working capital was due primarily to operating results being offset by the repurchase of stock and payment of cash dividends.

Cash and cash equivalent balances decreased from $4.1 million as of February 29, 2012 to $3.8 million as of August 31, 2012 as a result of repurchase and share retirement of $1.7 million partially offset by cash flows provided by operating activities. Our current ratio was 4.53 to 1 at August 31, 2012 in comparison with 3.98 to 1 at February 29, 2012. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million (no amount was outstanding as of August 31, 2012) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets.  Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2012, we were in compliance with all such covenants. The line was subject to renewal on July 31, 2012.  The line was renewed on September 24, 2012.

In November 2011, we executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit is guaranteed by us and is collateralized by our land, building and improvements. We may draw from the line of credit until November 1, 2013 to fund new Aspen Leaf Yogurt store openings. After November 1, 2013, any amount outstanding will be repaid over the 48 month period subsequent to November 1, 2013. Interest on borrowings is at 4.75% per annum.  As of August 31, 2012, no amount was outstanding under this promissory note.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts.  These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract.  Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2012, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the prices of cocoa would result in an $125,000 favorable or unfavorable price benefit resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate and a $2.5 million promissory note that allows draws until November 1, 2013 and bears interest at 4.75% per annum.  As of August 31, 2012, no amount was outstanding under the line of credit or the promissory note. We do not believe that we are exposed to any material interest rate risk related to these credit facilities.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of August 31, 2012, of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of August 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1 – June 30, 2012	129,500	$10.45	129,500	$1,288,515
July 1, - July 31, 2012	-	-	-	$1,288,515
August 1 – August 31, 2012	-	-	-	$1,288,515
Total	129,500	$10.45	129,500	$1,288,515

(1) On February 19, 2008, we announced the plan to repurchase up to $3,000,000 of our common stock in the open market or in private transactions, whenever deemed appropriate by management.  The plan will only expire once the designated amounts are reached and the plan is completed.

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Mine Safety Disclosures

Not Applicable

Item 5.                      Other Information

None

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

_____________________________

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: October 12, 2012	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director