Form 10-Q
period 2012-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2013-01-14
CIK 785815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

On January 1, 2013, the registrant had outstanding 6,050,279 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
FORM 10-Q
TABLE OF CONTENTS

PART I.                   FINANCIAL INFORMATION

Item 1.                      Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Revenues
Sales	$7,327,659	$7,115,456	$21,648,429	$20,329,561
Franchise and royalty fees	1,308,145	1,164,454	4,375,405	4,164,061
Total revenues	8,635,804	8,279,910	26,023,834	24,493,622

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $72,102, $68,388, $214,425 and $206,953, respectively	4,769,166	4,681,398	13,460,977	12,892,284
Franchise costs	457,558	452,713	1,560,078	1,374,413
Sales and marketing	447,887	400,263	1,317,874	1,225,393
General and administrative	847,862	800,583	2,389,700	2,257,175
Retail operating	743,805	649,696	2,568,078	2,288,246
Depreciation and amortization	224,044	194,129	691,590	553,295
Impairment loss – Aspen Leaf Yogurt long-lived assets	1,978,216	-	1,978,216	-
Total costs and expenses	9,468,538	7,178,782	23,966,513	20,590,806

Income (Loss) from Operations	(832,734)	1,101,128	2,057,321	3,902,816

Interest Income	10,368	15,270	33,149	46,129

Income (Loss) Before Income Taxes	(822,366)	1,116,398	2,090,470	3,948,945

Income Tax Provision	(312,882)	391,430	708,843	1,392,765

Net Income (Loss)	$(509,484)	$724,968	$1,381,627	$2,556,180

Basic Earnings (Loss) per Common Share	$(.08)	$.12	$.23	$.42
Diluted Earnings (Loss) per Common Share	$(.08)	$.12	$.22	$.41

Weighted Average Common Shares Outstanding	6,050,279	6,126,007	6,085,057	6,102,704
Dilutive Effect of Stock Options	130,577	159,445	145,731	194,136
Weighted Average Common Shares Outstanding, Assuming Dilution	6,180,856	6,285,452	6,230,788	6,296,840

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	November 30, 2012 (unaudited)	February 29, 2012
Assets
Current Assets
Cash and cash equivalents	$3,535,782	$4,125,444
Accounts receivable, less allowance for doubtful accounts of $709,548 and $488,448, respectively	4,496,155	4,078,158
Notes receivable, current portion, less current portion of the valuation allowance of $65,453 and $0, respectively	192,777	283,225
Refundable income taxes	6,801	724,911
Inventories, less reserve for slow moving inventory of $253,970 and $247,199, respectively	4,391,324	4,119,073
Deferred income taxes	534,149	487,274
Other	335,811	281,282
Total current assets	13,492,799	14,099,367

Property and Equipment, Net	5,794,191	8,515,644

Other Assets
Notes receivable, less current portion and valuation allowance of $37,000 and $74,900, respectively	295,109	344,474
Goodwill, net	1,046,944	1,046,944
Intangible assets, net	15,295	22,111
Other	135,313	134,430
Total other assets	1,492,661	1,547,959

Total assets	$20,779,651	$24,162,970

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,008,945	$1,355,818
Accrued salaries and wages	530,181	653,276
Other accrued expenses	749,350	760,860
Dividend payable	665,531	616,239
Deferred income	139,930	156,000

Total current liabilities	3,093,937	3,542,193

Deferred Income Taxes	891,378	1,884,957

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,050,279 and 6,162,389 issued and outstanding, respectively
	181,508	184,872
Additional paid-in capital	7,399,788	8,712,743
Retained earnings	9,213,040	9,838,205
Total stockholders’ equity	16,794,336	18,735,820

Total liabilities and stockholders’ equity	$20,779,651	$24,162,970

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended November 30,
	2012	2011
Cash Flows From Operating activities
Net income	$1,381,627	$2,556,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691,590	553,295
Impairment loss – Aspen Leaf Yogurt long-lived assets	1,978,216	-
Provision for loss on accounts and notes receivable	245,000	237,000
Provision for obsolete inventory	45,000	45,000
Asset impairment and store closure losses	(17,000)	-
Loss (gain) on sale or acquisition of property and equipment	(24,957)	26,598
Expense recorded for stock compensation	324,767	356,490
Deferred income taxes	(322,344)	(165,338)
Changes in operating assets and liabilities:
Accounts receivable	(656,248)	87,163
Inventories	9,150	(241,502)
Other current assets	(57,608)	(99,138)
Accounts payable	(542,793)	(11,119)
Deferred income	(16,070)	(77,910)
Accrued liabilities	(134,605)	100,931
Net cash provided by operating activities	2,903,725	3,367,650

Cash Flows From Investing Activities
Addition to notes receivable	$(36,215)	$(101,810)
Proceeds received on notes receivable	169,279	165,929
Proceeds from sale or distribution of assets	669,300	52,800
Purchases of property and equipment	(691,493)	(1,861,708)
Increase in other assets	(5,672)	(32,895)
Net cash provided by (used in) investing activities	105,199	(1,777,684)

Cash Flows From Financing Activities
Repurchase of common stock	$(1,715,352)	$-
Issuance of common stock	22,224	36,715
Tax benefit of stock awards	52,042	8,285
Dividends paid	(1,957,500)	(1,827,959)
Net cash used in financing activities	(3,598,586)	(1,782,959)

Net Increase (Decrease) in Cash and Cash Equivalents	(589,662)	(192,993)

Cash and Cash Equivalents, Beginning of Period	$4,125,444	$3,344,490

Cash and Cash Equivalents, End of Period	$3,535,782	$3,151,497

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

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.  The following table summarizes the number of stores operating under RMCF and ALY at November 30, 2012:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	7	7
Franchise stores – Domestic stores	3	227	230
Franchise stores – Domestic kiosks	-	8	8
Franchise units – International	-	64	64
Cold Stone Creamery – co-branded	1	55	56
Aspen Leaf Yogurt Stores
Company-owned stores	-	8	8
Franchise stores – Domestic stores	4	8	12
Total	8	377	385

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – CONTINUED

Subsequent Events

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.”  In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc.  Upon completion of these transactions, the Company expects to cease to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations.  For the three months ended November 30, 2012, the Company recorded an impairment to certain long-lived assets as discussed in Notes 11 and 12 to these financial statements.  In addition to the impairment of assets, the Company expects to incur future restructuring costs of $500,000-600,000 associated with this restructuring.  As of November 30, 2012, approximately $47,000 of expenses associated with this restructuring had been incurred and was recorded to general and administrative costs.

Stock-Based Compensation

At November 30, 2012, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $94,867 and $324,767 of stock-based compensation expense during the three and nine month periods ended November 30, 2012, respectively, compared to $102,260 and $356,490, during the three and nine month periods ended November 30, 2011, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the nine months ended November 30, 2012 and November 30, 2011:
	Nine Months Ended November 30,
	2012	2011
Outstanding stock options as of February 28 or 29:	307,088	341,890
Granted	-	12,936
Exercised	(3,000)	(8,731)
Cancelled/forfeited	(14,952)	(1,575)
Outstanding stock options as of November 30:	289,136	344,520

Weighted average exercise price	$10.67	$10.11
Weighted average remaining contractual term (in years)	2.07	2.72

The following table summarizes non-vested restricted stock unit transactions for common stock during the nine months ended November 30, 2012 and November 30, 2011:

	Nine Months Ended
	November 30,
	2012	2011
Outstanding non-vested restricted stock units as of February 28 or 29:	101,980	141,260
Granted	-	4,540
Vested	(44,190)	(43,300)
Cancelled/forfeited	(560)	-
Outstanding non-vested restricted stock units as of November 30:	57,230	102,500

Weighted average grant date fair value	$9.22	$9.19
Weighted average remaining vesting period (in years)	1.38	2.24

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION – CONTINUED

During the nine months ended November 30, 2012, the Company issued 4,000 fully-vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock and 12,936 shares of stock options issued to non-employee directors in the nine months ended November 30, 2011. There were no unrestricted shares or stock options issued during the three-month periods ended November 30, 2012 or November 30, 2011.  In connection with these non-employee director stock issuances, the Company recognized $37,200 and $52,886 of stock-based compensation expense during the nine-month periods ended November 30, 2012 and 2011, respectively.

During the three and nine month periods ended November 30, 2012, the Company recognized $94,867 and $287,567, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest 20% annually over a period of five years.  During the nine months ended November 30, 2012, 44,190 restricted stock units vested and were issued as common stock.  Total unrecognized compensation expense of non-vested, non-forfeited shares granted as of November 30, 2012 was $378,678, which is expected to be recognized over the weighted-average period of 1.4 years.

There were no options granted during the nine months ended November 30, 2012 and the weighted-average fair value of stock options granted during the nine months ended November 30, 2011 was $0.89 per share.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended November 30,
	2012	2011
Expected dividend yield	n/a	3.87%
Expected stock price volatility	n/a	27%
Risk-free interest rate	n/a	2.0%
Expected life of options (years)	n/a	5

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended November 30, 2012 and 2011, 101,661 and 117,663 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2012 and 2011, 102,853 and 118,570 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2012	February 29, 2012
Ingredients and supplies	$2,327,525	$2,484,796
Finished candy	2,063,799	1,634,277
Total inventories	$4,391,324	$4,119,073

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2012	February 29, 2012
Land	$513,618	$513,618
Building	4,764,005	4,700,905
Machinery and equipment	8,784,810	8,580,960
Furniture and fixtures	1,452,570	1,614,484
Leasehold improvements	1,814,118	2,064,345
Transportation equipment	362,413	360,582
Impairment provision of long-lived assets	(1,989,216)	-
	$15,702,318	$17,834,894

Less accumulated depreciation	9,908,127	9,319,250

Property and equipment, net	$5,794,191	$8,515,644

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per share of common stock on March 16, 2012 to shareholders of record on March 2, 2012.  The Company paid a quarterly cash dividend of $0.11 per common share on June 8, 2012 to shareholders of record on May 24, 2012.  The Company paid a quarterly cash dividend of $0.11 per common share on September 14, 2012 to shareholders of record on September 4, 2012.  The Company declared a quarterly cash dividend of $0.11 per share of common stock on November 13, 2012 payable on December 14, 2012 to shareholders of record on November 30, 2012.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended November 30,
Cash paid (received) for:	2012	2011
Interest	$(33,659)	$(50,175)
Income taxes	979,145	1,425,551
Non-Cash Operating Activities Accrued Inventory	326,401	283,949
Non-Cash Financing Activities Dividend Payable	$665,531	$612,601

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

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Three Months Ended November 30, 2012	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,308,146	$6,799,847	$1,089,431	$-	$9,197,424
Intersegment revenues	-	(561,619)	-	-	(561,619)
Revenue from external customers	1,308,146	6,238,228	1,089,431	-	8,635,805
Segment profit (loss)	503,380	1,727,587	(2,131,270)	(922,062)	(822,365)
Total assets	1,316,002	11,499,337	2,422,986	5,541,326	20,779,651
Capital expenditures	-	85,058	12,357	76,665	174,080
Total depreciation & amortization	$9,067	$73,012	$103,255	$38,710	$224,044

Three Months Ended November 30, 2011	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$1,164,453	$6,738,048	$966,515	$-	$8,869,016
Intersegment revenues	-	(589,106)	-	-	(589,106)
Revenue from external customers	1,164,453	6,148,942	966,515	-	8,279,910
Segment profit (loss)	374,409	1,740,532	(179,408)	(819,135)	1,116,398
Total assets	1,328,594	11,488,435	3,982,890	5,371,335	22,171,254
Capital expenditures	10,171	22,783	622,587	15,811	671,352
Total depreciation & amortization	$15,599	$73,382	$68,121	$37,028	$194,130

Nine Months Ended November 30, 2012	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$4,375,405	$18,836,774	$4,426,780	$-	$27,638,959
Intersegment revenues	-	(1,615,125)	-	-	(1,615,125)
Revenue from external customers	4,375,405	17,221,649	4,426,780	-	26,023,834
Segment profit (loss)	1,800,330	4,890,384	(2,053,806)	(2,546,438)	2,090,470
Total assets	1,316,002	11,499,337	2,422,986	5,541,326	20,779,651
Capital expenditures	24,007	255,313	254,103	158,070	691,493
Total depreciation & amortization	$30,160	$217,189	$329,083	$115,158	$691,590

Nine Months Ended November 30, 2011	Franchising	Manufacturing	Retail	Other	Total
Total revenues	$4,164,061	$18,092,103	$3,911,213	$-	$26,167,377
Intersegment revenues	-	(1,673,755)	-	-	(1,673,755)
Revenue from external customers	4,164,061	16,418,348	3,911,213	-	24,493,622
Segment profit (loss)	1,756,143	4,646,749	(161,254)	(2,292,693)	3,948,945
Total assets	1,328,594	11,488,435	3,982,890	5,371,335	22,171,254
Capital expenditures	11,613	133,441	1,525,439	191,215	1,861,708
Total depreciation & amortization	$50,155	$221,546	$177,210	$104,384	$553,295

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.5 million of the Company’s revenues from external customers during the nine months ended November 30, 2012 compared to $2.4 million during the nine months ended November 30, 2011.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2012		February 29, 2012
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$205,777	$204,300	$205,777	$200,445
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Aspen Leaf Yogurt Design		5		19,740	5,922	19,740	2,961
Total				777,320	762,025	777,320	755,209

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				1,709,328	662,384	1,709,328	662,384

Total intangible assets				$2,486,648	$1,424,409	$2,486,648	$1,417,593

Amortization expense related to intangible assets totaled $6,817 and $40,716 during the nine months ended November 30, 2012 and 2011, respectively. As of November 30, 2012, $15,295 net intangible assets subject to amortization remained to be amortized through May 2016.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors.  The director operates two ALY locations under the Franchise Agreements and the Development Agreement.

As of November 30, 2012, the Company had receivables of approximately $1,900 due from such director associated with the director’s ownership and operation of the two current ALY locations.

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses.  These businesses have, on occasion, provided services to the Company and may provide services in the future.  As of November 30, 2012, the Company had incurred expenses of $11,150 and there was no amount recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

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

NOTE 11 – IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended November 30, 2012, the Company began an initiative to sell substantially all long lived assets associated with continued operation of Aspen Leaf Yogurt Company-owned locations.  This initiative caused the Company to perform an evaluation of the assets’ fair value.  An impairment loss for ALY operations was recognized in the amount of $1,978,216 for certain long-lived assets related to all ALY Company-owned locations.  The Company reviewed the machinery and equipment, furniture and fixtures, and leasehold improvements associated with each Company-owned ALY location, as well as ALY long-lived assets not allocated to a specific location.  Current and historical operating and cash flow losses indicate that recorded asset values for these stores are not fully recoverable. Assets with net book value of $2,893,549 were reduced to their estimated fair value based on prices of similar assets or estimated present value of future net cash flows expected to be generated from the assets.

The impairment of long-lived assets was recorded to the following segments:

Retail segment	$1,929,453
Other segment	48,763
Total impairment provision	$1,978,216

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (FASB) issued ASU 2012-02, Intangibles-Goodwill and Other. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. Determining that it is more likely than not that an indefinite-lived intangible asset is impaired will require quantitative impairment testing, otherwise, no further action will be required. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt the amendments during its fiscal year ending February 28, 2014.  The adoption is not expected to have an impact on the Company’s Fiscal 2013 Consolidated Financial Statements.

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

In April 2012, we entered into a Master Licensing Agreement for the development and franchising of new Rocky Mountain Chocolate Factory stores in Japan. The agreement requires at least ten new stores to open each year for the next ten years, for a total minimum of 100 stores to be opened in Japan by the expiration of the initial term of the agreement.  We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.  As of November 30, 2012 five stores were operating under the agreement.

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.”  In addition, on January 14, 2013, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC (“ALY”) to U-Swirl, Inc., a publicly traded company (QTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc.  Upon completion of these transactions, we cease to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations.

Results of Operations

Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011

During the three months ended November 30, 2012, the Company began an initiative to sell substantially all long lived assets associated with continued operation of Aspen Leaf Yogurt Company-owned locations.  This initiative caused the Company to perform an evaluation of the assets’ fair value.  An impairment loss for ALY operations was recognized in the amount of $1,978,216 for certain long-lived assets related to all ALY Company-owned locations.

Basic earnings per share decreased from $.12 in the three months ended November 30, 2011 to a loss of $.08 per share in the same period of the current year.  Revenues increased 4.3% from $8.3 million in the three months ended November 30, 2011 to $8.6 million in the same period of the current year.  Operating income decreased from $1.1 million in the three months ended November 30, 2011 to an operating loss of $833,000 in the same period of the current year.  Net income decreased from $725,000 in the three months ended November 30, 2011 to a net loss of $509,000 in the same period of the current year.  The decrease in operating income and net income for the three months ended November 30, 2012 compared to the same period in the prior year was due primarily to an impairment loss for ALY operations being recognized in the amount of $1.98 million for long-lived assets related to eight underperforming Company-owned stores.

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2012	2011	Change	Change
Factory sales	$6,323.4	$6,185.5	$137.9	2.2%
Retail sales	1,004.3	929.9	74.4	8.0%
Franchise fees	88.4	(21.6)	110.0	n/a
Royalty and Marketing fees	1,219.7	1,186.1	33.6	2.8%
Total	$8,635.8	$8,279.9	$355.9	4.3%

Factory Sales

The increase in factory sales during the three months ended November 30, 2012 compared to the same period in the prior year was primarily due to a 5.4% increase in same-store pounds purchased by our network of franchised stores and an increase in sales to international and co-branded locations. These increases were partially offset by a 19.6% decrease in shipments to customers outside our system of franchised stores resulting from a shift in shipments to the fourth quarter of fiscal 2013 from November in the prior year.

Retail Sales

The increase in retail sales was primarily due to an increase in the average number of Company-owned stores in operation.  The average number of Company owned units in operation increased from 12 during the three months ended November 30, 2011 to 15 units in the same period of the current year.  The increase in average Company-owned units in operation and the resulting increase in retail sales was partially offset by a decrease in Company-owned same-store sales.  Same-store sales at Company-owned stores decreased by 7.95% in the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  We believe the decline in same-store sales was primarily the result of the grand opening effect of Aspen Leaf Yogurt locations and the resulting revenues associated with these openings in the prior year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased 2.8% in the three months ended November 30, 2012 compared with the same period of the prior year as a result of an increase in royalties based on the Company’s purchase-based royalty structure and an increase in royalties from co-branded locations, partially offset by a decrease in domestic franchise units.  Same store sales at franchise locations decreased 0.7% during the three months ended November 30, 2012 compared to the same period in the prior year.  Average licensed locations in operation increased from 46 units in the three months ended November 30, 2011 to 54 units in the same period of the current year.  The average number of domestic units in operation decreased from 250 in the three months ended November 30, 2011 to 241 in the same period of the current year. The increase in franchise fee revenue during the three months ended November 30, 2012, compared with the prior year period was primarily the result of a change in the franchise fee associated with Aspen Leaf Yogurt and a decrease in revenue recorded for the three months ended November 30, 2011 associated with locations opened during the nine months ended November 30, 2011.  Additionally, domestic franchise and licensee openings increased from 4 openings in the three months ended November 30, 2011 to 8 openings in the same period of the current year.

Costs and Expenses	Three Months Ended November 30,		$	%
($’s in thousands)	2012	2011	Change	Change

Cost of sales – factory adjusted	$4,348.9	$4,272.6	$76.3	1.8%
Cost of sales - retail	420.3	408.8	11.5	2.8%
Franchise costs	457.6	452.7	4.9	1.1%
Sales and marketing	447.9	400.3	47.6	11.9%
General and administrative	847.9	800.6	47.3	5.9%
Retail operating	743.8	649.7	94.1	14.5%
Total	$7,266.4	$6,984.7	$281.7	4.0%

Adjusted gross margin	Three Months Ended November 30,		$	%
	2012	2011	Change	Change

($’s in thousands)
Factory adjusted gross margin	$1,974.5	$1,912.9	$61.6	3.2%
Retail	584.0	521.1	62.9	12.1%
Total	$2,558.5	$2,434.0	$124.5	5.1%

(Percent)
Factory adjusted gross margin	31.2%	30.9%	0.3%	1.0%
Retail	58.1%	56.0%	2.1%	3.8%
Total	34.9%	34.2%	0.7%	2.0%

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

	Three Months Ended
	November 30,
($’s in thousands)	2012	2011
Factory adjusted gross margin	$1,974.5	$1,912.9
Less: Depreciation and Amortization	72.1	68.4
Factory GAAP gross margin	$1,902.4	$1,844.5

Cost of Sales and Gross Margin

Factory adjusted gross margin increased 30 basis points in the three months ended November 30, 2012 compared to the three months ended November 30, 2011 due primarily to an increase in the average selling price of products to domestic franchise units.  The increase in Company-owned store margin is due primarily to a change in product mix.

Franchise Costs

Franchise costs were approximately unchanged in the three months ended November 30, 2012 compared with the same period of the prior year. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 35.0% in the three months ended November 30, 2012 from 38.9% in the three months ended November 30, 2011.  This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 12.3% increase in total royalty and marketing fees and franchise fee revenue.

Sales and Marketing

The increase in sales and marketing costs for the three months ended November 30, 2012 compared to the three months ended November 30, 2011 is primarily due to increased costs of marketing of franchise locations and marketing related compensation costs.

General and Administrative

General and administrative costs increased 5.9% for the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  This increase was primarily due to restructuring expenses associated with Aspen Leaf Yogurt as described above.  As a percentage of total revenues, general and administrative expense increased to 9.8% in the three months ended November 30, 2012 compared to 9.7% in the same period of the prior year.

Retail Operating Expenses

The increase in retail operating expenses was primarily due to an increase in the average number of Company-owned stores in operation.  The average number of Company owned units in operation increased from 12 during the three months ended November 30, 2011 to 15 units in the same period of the current year.  Retail operating expenses, as a percentage of retail sales, increased from 69.9% in the three months ended November 30, 2011 to 74.1% in the three months ended November 30, 2012.

Depreciation and Amortization

Depreciation and amortization of $224,000 in the three months ended November 30, 2012 increased 15.4% from $194,000 incurred in the three months ended November 30, 2011 due to additional depreciable assets acquired by us as a result of an increase in the number of Company-owned stores in operation and the associated depreciation of those assets.

Interest Income

Interest income of $10,400 realized in the three months ended November 30, 2012 represents a decrease of $4,900 from the $15,300 realized in the three months ended November 30, 2011.

Income Tax Expense

Our effective income tax rate in the three months ended November 30, 2012 was 38.0% which is an increase of 2.9% compared to 35.1% in the same period of the prior year. The increase was primarily the result of the effect of recording an impairment on certain long-lived assets and the associated tax benefit of that impairment.

Nine Months Ended November 30, 2012 Compared to the Nine Months Ended November 30, 2011

During the nine months ended November 30, 2012, the Company began an initiative to sell substantially all long lived assets associated with continued operation of Aspen Leaf Yogurt Company-owned locations.  This initiative caused the Company to perform an evaluation of the assets’ fair value.  An impairment loss for ALY operations was recognized in the amount of $1,978,216 for certain long-lived assets related to all ALY Company-owned locations.

Basic earnings per share decreased 45.2% from $.42 for the nine months ended November 30, 2011 to $.23 for the same period of the current year. Revenues increased 6.2% to $26.0 million for the nine months ended November 30, 2012 compared to $24.5 million in the nine months ended November 30, 2011. Operating income decreased 47.3% from $3.9 million in the nine months ended November 30, 2011 to $2.1 million in the nine months ended November 30, 2012. Net income decreased 45.9% from $2.6 million in the nine months ended November 30, 2011 to $1.4 million in the nine months ended November 30, 2012. The decrease in operating income and net income for the nine months ended November 30, 2012 compared to the same period in the prior year was due primarily to an impairment loss for ALY operations being recognized in the amount of $1.98 million for long-lived assets related to eight underperforming Company-owned stores.

Revenues
	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2012	2011	Change	Change
Factory sales	$17,485.2	$16,557.5	$927.7	5.6%
Retail sales	4,163.2	3,772.0	391.2	10.4%
Franchise fees	247.5	228.2	19.3	8.5%
Royalty and marketing fees	4,127.9	3,935.9	192.0	4.9%
Total	$26,023.8	$24,493.6	$1,530.2	6.2%

Factory Sales

The increase in factory sales for the nine months ended November 30, 2012 versus the nine months ended November 30, 2011 was primarily due to a 6.6% increase in sales to domestic and international franchised and licensed stores and a 1.5% increase in shipments of product to customers outside our network of franchised retail stores.  Same-store pounds purchased by franchise locations was unchanged in the nine months ended November 30, 2012 compared with the same period in the prior year.  These increases were partially offset by a 3.8% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.

Retail Sales

The increase in retail sales resulted primarily from an increase in the average number of Company-owned stores in operation from 13 in the nine months ended November 30, 2011 to 17 in the same period of the current year.  The increase in average Company-owned units in operation and the resulting increase in retail sales was partially offset by a decrease in Company-owned same-store sales. Same-store retail sales at Company-owned locations decreased 1.0% in the nine months ended November 30, 2012 compared to the same period in the prior year.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased 4.9% in the nine months ended November 30, 2012 compared with the same period of the prior year as a result of an increase in royalties based on the Company’s purchase based royalty structure, an increase in same store sales and an increase in royalties from co-branded locations, partially offset by a decrease in domestic franchise units.  Same store sales at franchise locations increased 1.1% during the nine months ended November 30, 2012 compared to the same period in the prior year.  Average licensed locations in operation increased from 44 units in nine months ended November 30, 2011 to 52 units in the same period of the current year.  The average number of domestic units in operation decreased from 246 in the nine months ended November 30, 2011 to 237 in the same period of the current year. The increase in franchise fee revenue during the nine months ended November 30, 2012, compared with the prior year period was the result of an increase in international license fees partially offset by a decrease in domestic franchise openings from 11 during the nine months ended November 30, 2011 to 9 openings during the nine months ended November 30, 2012.

Costs and Expenses	Nine Months Ended November 30,		$	%
($’s in thousands)	2012	2011	Change	Change
Cost of sales – factory adjusted	$11,849.7	$11,360.4	$489.3	4.3%
Cost of sales - retail	1,611.3	1,531.9	79.4	5.2%
Franchise costs	1,560.1	1,374.4	185.7	13.5%
Sales and marketing	1,317.9	1,225.4	92.5	7.5%
General and administrative	2,389.7	2,257.2	132.5	5.9%
Retail operating	2,568.1	2,288.2	279.9	12.2%
Total	$21,296.8	$20,037.5	$1,259.3	6.3%

Adjusted gross margin	Nine Months Ended November 30,		$	%
	2012	2011	Change	Change
($’s in thousands)
Factory adjusted gross margin	$5,635.5	$5,197.1	$438.4	8.4%
Retail	2,551.9	2,240.1	311.8	13.9%
Total	$8,187.4	$7,437.2	$750.2	10.1%
(Percent)
Factory adjusted gross margin	32.2%	31.4%	0.8%	2.5%
Retail	61.3%	59.4%	1.9%	3.2%
Total	37.8%	36.6%	1.2%	3.3%

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
	Nine Months Ended
	November 30,
($’s in thousands)	2012	2011
Factory adjusted gross margin	$5,635.5	$5,197.1
Less: Depreciation and Amortization	214.4	207.0
Factory GAAP gross margin	$5,421.1	$4,990.1

Cost of Sales and Gross Margin

Factory adjusted gross margin increased 80 basis points during the nine months ended November 30, 2012 compared to the same period in the prior year due primarily to an increase in the average selling price of products to domestic franchise units.  The increase in Company-owned store margin is due primarily to lower costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011 is due primarily to an increase in travel and support costs associated with our international development initiative and an increase in franchise opportunity advertising costs.  As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 35.7% in the nine months ended November 30, 2012 from 33.0% in the nine months ended November 30, 2011. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues, as discussed above.

Sales and Marketing

The increase in sales and marketing expense for the nine months ended November 30, 2012 compared to the same period in the prior year is due primarily to an increase in marketing-related compensation and benefit costs.

General and Administrative

The increase in general and administrative costs for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011 is due primarily to an increase in travel costs associated with our international development initiative and costs associated with restructuring of Aspen Leaf Yogurt.  As a percentage of total revenues, general and administrative expenses were unchanged at 9.2% in the nine months ended November 30, 2012 and the same period of the prior year.

Retail Operating Expenses

The increase in retail operating expense was primarily due to an increase in the average number of Company-owned stores in operation during the nine months ended November 30, 2012 compared with the same period of the prior year.  The average number of Company owned units in operation increased from 13 during the nine months ended November 30, 2011 to 17 units in the same period of the current year.  Retail operating expenses, as a percentage of retail sales, increased from 60.7% in the nine months ended November 30, 2011 to 61.7% in the same period of the current year.

Depreciation and Amortization

Depreciation and amortization of $692,000 in the nine months ended November 30, 2012 increased 25.0% from $553,000 incurred in the nine months ended November 30, 2011 due to an increase in the number of Company-owned stores in operation and the associated depreciation of those assets.

Interest Income

Interest income of $33,000 realized in the nine months ended November 30, 2012 represents a decrease of $13,000 from the $46,000 realized in the same period of the prior year due to lower balances of notes receivable.

Income Tax Expense

Our effective income tax rate in the nine months ended November 30 2012, was 33.9%, a decrease of 1.4% from the 35.3% during the same period in the prior fiscal year. The decrease was primarily the result of the effect of recording an impairment on certain long-lived assets and the associated tax benefit of that impairment

Liquidity and Capital Resources

As of November 30, 2012, working capital was $10.4 million, compared with $10.6 million as of February 29, 2012, a decrease of $200,000.  The decrease in working capital was primarily due to operating results less payments for dividends and the repurchase of common stock.

Cash and cash equivalents decreased from $4.1 million as of February 29, 2012 to $3.5 million as of November 30, 2012 as a result of cash flows provided by operating activities being less than cash flows used by financing. Our current ratio was 4.36 to 1 at November 30, 2012 compared to a current ratio of 3.98 to 1 at February 29, 2012. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million ($5.0 million available as of November 30, 2012) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets.  The line is subject to renewal in July 2013.  As of November 30, 2012, no amount was outstanding under this line of credit.

In November 2011, we executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit is guaranteed by us and is collateralized by our land, building and improvements. We may draw from the line of credit until November 1, 2013 to fund new Aspen Leaf Yogurt store openings. After November 1, 2013, any amount outstanding will be repaid over the 48 month period subsequent to November 1, 2013. Interest on borrowings is at 4.75% per annum.  As of November 30, 2012, no amount was outstanding under this promissory note.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contracts. As of November 30, 2012, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the price of cocoa would result in an $85,000 favorable or unfavorable price benefit resulting from our contracts.

As of November 30, 2012, all of our long-term debt was paid in full.  We also have a $5.0 million bank line of credit that bears interest at a variable rate and a $2.5 million promissory note that allows draws until November 1, 2013 and bears interest at 4.75% per annum.  As of November 30, 2012, no amount was outstanding under the line of credit or the promissory note. We do not believe that we are exposed to any material interest rate risk related to these credit facilities.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of November 30, 2012, of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of November 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits
3.1	Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on May 22, 2009)

3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007)

10.1	*Promissory Note dated August 28, 2012 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant.

10.2	*Commercial Security Agreement dated August 28, 2012 between Wells Fargo Bank and the Registrant.

10.3	*Business Loan Agreement dated August 28, 2012 between Wells Fargo Bank and the Registrant.

31.1	*Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**Certification Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

101.INS	***XBRL Instance Document

101.SCH	***XBRL Taxonomy Extension Schema Document

101.CAL	***XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: January 14, 2013	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director