Form 10-K
period 2013-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2013-05-29
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes              No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes              No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes      X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes              No      X

On April 30, 2013, there were 6,072,470 shares of our common stock outstanding.  The aggregate market value of our common stock (based on the closing price as quoted on the Nasdaq Stock Market on August 31, 2012, the last day of our most recently completed second fiscal quarter) held by non-affiliates was $49,354,587. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of our outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement furnished to shareholders in connection with the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III of this report.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 28, 2013.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties.  The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this report in Item 1A. These forward-looking statements apply only as of the date of this report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us,” or “our”) is an international franchisor and confectionery manufacturer. We are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2013, there were 6 Company-owned, 59 licensee-owned and 294 franchised Rocky Mountain Chocolate Factory stores operating in 41 states, Canada, Japan, and the United Arab Emirates.

Aspen Leaf Yogurt, LLC (“ALY”), a wholly-owned subsidiary of the Company, was incorporated in Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and reorganized as Aspen Leaf Yogurt, LLC on October 14, 2010 with the Company as the sole founding member.  On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.”  In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc.  Upon completion of these transactions, the Company ceased to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations.  As of February 28, 2013, U-Swirl, Inc. operated 12 Company-owned stores and 58 franchised U-Swirl, Yogurtini, and Aspen Leaf Yogurt locations.

U-Swirl, Inc. acquired the U-Swirl Frozen Yogurt concept in September 2008 from U Create Enterprises (formerly U-Swirl Yogurt, Inc.).

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

U-Swirl cafés are designed to be distinguishable from other frozen yogurt retail outlets and attractive to customers by offering the following:
•	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;
•	spacious surroundings of 1,800 to 3,000 square feet;
•	16 to 20 flavors of frozen yogurt;
•	up to 70 toppings; and
•	self-serve format allowing guests to create their own favorite snack.

We believe that these characteristics may provide U-Swirl with the ability to compete successfully in the retail frozen yogurt industry. While U-Swirl continues to pursue locations described above we recognize that its acquisition strategy may lead U-Swirl to purchase competitors with diverse layouts.

The trade dress of the Aspen Leaf and Yogurtini locations are similar to that of U-Swirl, although their locations use different color schemes and are typically smaller than the U-Swirl cafés.

Our consolidated revenues are currently derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (68%-68%-69%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt(including products manufactured by us) (15%-15%-12%) and (iii) the collection of initial franchise fees and royalties from franchisees (17%-17%-19%). Approximately 97% of our revenues are derived from domestic sources, with 3% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the fiscal years ended February 28 or 29, 2013, 2012 and 2011, respectively.

According to the National Confectioners Association, the total U.S. candy market approximated $31.7 billion of retail sales in 2011 with chocolate generating sales of approximately $19 billion. According to the Department of Commerce, per capita consumption of chocolate in 2010 was approximately 14 pounds per year nationally and was approximately unchanged when compared to 2009.

According to Ice Cream and Frozen Desserts in the U.S.: Markets and Opportunities in Retail and Foodservice, 6th Edition, published in January 2010 by Packaged Facts (the “Packaged Facts Report”), the frozen dessert industry is a large and growing industry. In 2009, the U.S. market for ice cream and related frozen desserts, including frozen yogurt and frozen novelties, grew two percent to $25 billion.

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

Increase Same Store Retail Sales at Existing Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2009	(5.4%)
2010	(2.9%)
2011	0.6%
2012	1.1%
2013	0.2%

We believe that the negative trend in FY 2009 and FY 2010 was due to the global economic recession that significantly impacted retailing, in general, and regional shopping mall customer traffic, in particular, throughout the United States during all of FY 2008, FY 2009 and the first three quarters of FY 2010 resulting in the worst economic and retail environment in our history. We experienced a decrease in same store sales of (6.7%) in our fiscal first quarter of 2010 followed by decreases in same store sales of (4.6%) and (3.2%) in our fiscal second and third quarters and an increase of 1.4% in our fiscal fourth quarter of 2010 compared with the same periods in FY 2009. The negative trend reversed slightly in FY 2011, FY 2012 and FY 2013 and we experienced a 0.6%, 1.1% and 0.2% increase, respectively, in same store sales.

We have designed a contemporary and coordinated line of packaged products that capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience.  We also believe that the successful launch of new packaging has had a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In FY 2013, same store pounds purchased by franchisees decreased 0.6% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe the decrease in same store pounds purchased was due in part to a product mix shift from factory-made products to products made in the store such as caramel apples and we believe the decline in same store pounds purchased contrary to the slight increase in same store sales is primarily a result of the United States recession and the resulting financial pressure the recession has created for our system of franchise-owned stores.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of our Company-owned and 164 of our franchised stores through March 31, 2013. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and impact store operations.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business.  Key elements of our expansion strategy include:

Unit Growth

The cornerstone of our growth strategy is to aggressively pursue unit growth opportunities in locations where we have traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand our retail store concepts, such that previously untapped and unfeasible environments  generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory location.

Acquisition Strategy

The growth strategy for self serve retail frozen yogurt is to maximize U-Swirl’s market share and market penetration through the acquisition of additional self-serve yogurt systems, as well as the acquisition of complementary businesses which may provide economies of scale and vertical integration. Although we believe there are still many geographic opportunities for growth, we feel the self-serve frozen yogurt market has reached a saturation point. In many parts of the country the consolidation of the industry has begun. We believe this consolidation can prove beneficial to U-Swirl in a number of ways, and U-Swirl intends to concentrate a significant amount of its efforts towards the acquisition of additional franchisors of self-serve frozen yogurt. In addition to the acquisition of self-serve frozen yogurt franchisors U-Swirl sees benefits in complementary businesses which provide it with the opportunity for vertical integration. Those opportunities lie in owning specific products which may be sold in its cafés, as well as securing proprietary technology for use by franchisees. U-Swirl sees this as a possibility of adding new revenue streams while expanding into other markets in an efficient and lower risk model.

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a potential vehicle to possibly exploit retail environments that would not typically support a stand alone Rocky Mountain Chocolate Factory store.  Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand alone Rocky Mountain Chocolate Factory stores.  As of March 31, 2013 our co-branded partner’s franchisees operated 56 locations.

On April 30, 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. The Agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the Agreement.  We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.  As of March 31, 2013, there were 56, 5 and 5 international stores operating in the countries of Canada, the United Arab Emirates and Japan, respectively.

Products and Packaging

We produce approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 130 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. On average, approximately 40% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 55% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products such as ice cream, coffee and other sundries, purchased from approved suppliers.

Approximately 24% of our product sales result from the sale of products outside of our system of franchised and licensed locations (specialty markets).  The majority of sales outside our system of franchised and licensed locations are the result of a single customer.  In the twelve months ended February 28, 2013 this customer represented 80% of total shipments to specialty markets. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

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

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic.  Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2013 include:

Regional Centers	24.9%
Outlet Centers	23.6%
Festival/Community Centers	19.2%
Tourist Areas	15.7%
Street Fronts	8.3%
Airports	4.4%
Other	3.9%

Regional Centers

As of February 28, 2013, there were Rocky Mountain Chocolate Factory stores in approximately 57 regional centers, including a location in the Mall of America in Bloomington, Minnesota.  Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

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

Tourist Areas, Street Fronts and Other Entertainment-Oriented Shopping Centers

As of February 28, 2013, there were approximately 36 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the Riverwalk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Other Environments

We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Twelve franchised Rocky Mountain Chocolate Factory stores exist at airport locations: two at Denver International Airport, one at Charlotte International Airport, two at Chicago O’Hare International Airport, one at Houston George Bush Intercontinental Airport, one at Minneapolis International Airport, two at Salt Lake City International Airport, one at Dallas Fort Worth International Airport, one at Winnipeg International Airport, and one at Toronto Pearson International Airport.

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine.  As of March 31, 2013, there were 294 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2013, Immaculate Confections operated 56 stores under this agreement.

In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates.  Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2013, Al Muhairy Group operated five stores under this agreement.

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp.  Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands.  Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. The agreement runs until the date upon which the last co-branded store ceases to be open for business or unless earlier terminated by an event of either party’s default. As of March 31, 2013, Cold Stone Creamery franchisees operated 56 stores under this agreement.

On April 27, 2012, we entered into a Master Licensing Agreement covering the country of Japan with a strategic partner (the “Licensee”) based in Hong Kong. Under the terms of the agreement, the Licensee will pay the Company a master license fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan.  The master license fee is payable upon the execution of the agreement and annually thereafter or until 100 stores have been opened in the Licensed Territory.  The agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the agreement. The Company will receive royalties on all retail unit sales opened under the agreement and will generate factory sales as the exclusive provider of confectionary products to the Licensee.  As of March 31, 2013, five units were operating under this Agreement.

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

The Franchise Agreement: Terms and Conditions

The domestic offer and sale of Rocky Mountain Chocolate Factory franchises are made pursuant to the respective Franchise Disclosure Document prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchiser to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

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

In FY 2013 we entered into agreements to sell substantially all of our assets in Aspen Leaf Yogurt, LLC (“ALY”) to U-Swirl, Inc., a publicly traded company (QTCQB: SWRL).  We sold six former Company-owned Aspen Leaf Yogurt locations to U-Swirl, Inc. in exchange for $900,000 in notes receivable.  As described within Note 14 to the financial statements contained herein, we concurrently obtained a 60% ownership interest in U-Swirl, Inc.  In accordance with the principles of consolidation, the notes have been eliminated upon consolidation.

On January 31, 2013 we sold the remaining two Company-owned Aspen Leaf Yogurt locations to third parties in exchange for approximately $185,600 of notes receivable.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations.  The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval.  At February 28, 2013, approximately $330,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2013, there were six Company-owned Rocky Mountain Chocolate Factory stores. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

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

We have not historically and do not intend to engage in national traditional media advertising in the near future. Consistent with our commitment to community support, we aggressively seek opportunities to participate in local and regional events, sponsorships and charitable causes. This support leverages low cost, high return publicity opportunities for mutual gain partnerships.   Through programs such as Fudge for Troops, and collaborations with Toys for Tots, and Sylvan Learning Centers, we have developed relationships that define our principal platforms, and contribute to charitable causes that provide great benefits at a national level.

Beginning in 2010, we initiated a program to leverage the marketing benefits of various social media outlets.  These low cost marketing opportunities seek to leverage the positive feedback of our customers to expand brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly and authentically with customers.  When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a powerful tool to build brand recognition, increase repeat exposure and enhance dialogue with consumers about their preferences and needs.  To date, 179 stores have location specific websites and 124 stores have location specific Facebook ® pages dedicated to help customers interact directly with their local store.  Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist stores in managing their online presence consistent with our brand and marketing efforts.

Finally, we have forged a partnership with IMC Licensing for the sole purpose of building a consumer products licensing program to leverage the equity of the Rocky Mountain Chocolate Factory brand.  These licensed products place our brand & story in front of consumers in environments where they regularly shop but may not be seeing our brand at present.  The company regularly reviews a list of product opportunities and selectively pursues those we believe will have the greatest impact.  The most recent example is the announcement of our new Rocky Mountain Chocolate Factory Chocolatey Almond breakfast cereal manufactured, marketed, and distributed by the nation’s largest cereal manufacturer.

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

In connection with U-Swirl’s frozen yogurt café operations, the following marks are owned by U-Swirl, Inc. and have been registered with the U.S. Patent and Trademark Office: “u-swirl FROZEN YOGURT and Design”; “U-SWIRL FROZEN YOGURT” “U-SWIRL”; “U and Design”; “WORTH THE WEIGHT”; “FREQUENT SWIRLER”; “YOGURTINI”; and “SERVE YO SELF”.  The “U-SWIRL FROZEN YOGURT and Design” (a logo) is also registered in Mexico and U-Swirl has a pending application for registration of “U-SWIRL” in Canada.

We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.

Employees

At February 28, 2013, we employed approximately 200 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization.  We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 30, 2013 are as follows:

Name	Age	Position
Franklin E. Crail	71	Chairman of the Board, President and Chief Executive Officer
Bryan J. Merryman	52	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	47	Sr. Vice President – Franchise Development and Operations
Edward L. Dudley	49	Sr. Vice President - Sales and Marketing
William K. Jobson	57	Chief Information Officer
Jay B. Haws	63	Vice President - Creative Services
Jeremy M. Kinney	36	Vice President - Finance
Donna L. Coupe	47	Vice President – Franchise Support and Training
Tracy D. Wojcik	50	Corporate Secretary

Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. Since our incorporation in November 1982, he has served as our President, Chief Executive Officer, and director. He was elected Chairman of the Board in March 1986. Prior to founding the Company, Mr. Crail was co-founder and president of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry.

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

Financial Information About Segments

See Note 9 “Operating Segments” to our consolidated financial statements included in this Annual Report on Form 10-K in Part II. Item 8. “Financial Statements and Supplementary Data” for financial information relating to our segments.

Available Information

The Internet address of our website is www.rmcf.com. Additional websites specific to our franchise opportunities and our non-wholly owned subsidiary are www.sweetfranchise.com and www.u-swirl.com, respectively.

We make available free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549.  You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of our website are not incorporated into, and should not be considered a part of, this report.

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

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers

Revenue from one customer of the Company’s manufacturing segment represented approximately $4.8 million or 13% of the Company’s revenues during the year ended February 28, 2013.  The Company’s future results may be adversely impacted by a change in the purchases of this customer.

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

We Have a 60% Majority Ownership Interest in U-Swirl, Inc., Which Has A History of Losses and May Continue To Report Losses in the Future

In January 2013 we obtained a majority ownership interest in U-Swirl, Inc. (OTCQB: SWRL).  This interest was the result of a transaction designed to create a self-serve frozen yogurt company through the combination of three formerly separate self-serve frozen yogurt retailers (U-Swirl, Yogurtini and Aspen Leaf Yogurt).  U-Swirl, Inc. has historically reported net losses and may continue to report losses in future periods.

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

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business.  Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business.  Our accrued liability for self-insured employee health benefits at February 28, 2013 and February 29, 2012 was $118,000 and $143,000, respectively.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2013, our factory produced approximately 2.67 million pounds of chocolate candies, which was an increase of 2% from the approximately 2.61 million pounds produced in FY 2012. During FY 2008, we conducted a study of factory capacity.  As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl, Inc. principal offices are located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, in approximately 5,200 square feet of space leased for a term of three years expiring in July 2013. The rent is approximately $2,800 per month.

As of March 31, 2013, all six Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2013 to December 2019, some of which contain optional five-year renewal rights.  We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for U-Swirl, Inc. company-owned cafés range from approximately 400 to 3,000 square feet. The leases are generally for five-year terms with options to extend. We currently have 14 U-Swirl, Inc. leases in place which range between $1,800 and $7,500 per month, inclusive of common area maintenance charges and taxes.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations. At March 31, 2013, we were the primary lessee at 6 of our 294 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this report.

We entered into lease agreements during the development stage of Aspen Leaf Yogurt, LLC for eight Company-owned locations.  In January 2013, we sold all of our Company-owned locations.  Six of these locations were transferred to U-Swirl, Inc., the Company’s majority owned subsidiary and two locations were sold to franchise operators.  In order to secure locations for the development of ALY the Company guaranteed certain leases and remains the primary lessee.  As of February 28, 2013 we act as lessee on nine former ALY Company-owned locations, these leases have varying expiration dates from December 2015 to February 2017.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the trading symbol “RMCF”. On February 14, 2013, the Board of Directors declared a fourth quarter cash dividend of $0.11 per common share outstanding. The cash dividend was paid March 15, 2013 to shareholders of record as of March 1, 2013. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

The table below sets forth high and low sales price information and dividends declared for our common stock for each quarter of fiscal years 2013 and 2012.

Fiscal Year Ended February 28, 2013	HIGH	LOW	Dividends declared
Fourth Quarter	$12.57	$10.21	.1100
Third Quarter	$12.96	$10.00	.1100
Second Quarter	$13.97	$10.10	.1100
First Quarter	$11.09	$9.09	.1100

Fiscal Year Ended February 29, 2012	HIGH	LOW	Dividends declared
Fourth Quarter	$9.50	$8.40	.1000
Third Quarter	$9.24	$7.14	.1000
Second Quarter	$10.42	$8.10	.1000
First Quarter	$11.26	$10.15	.1000

Holders

On April 30, 2013, there were approximately 400 record holders of our common stock. We believe that there are more than 800 beneficial owners of our common stock.

Comparison of Total Return

The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, in the Nasdaq Composite Index, in the Russell 2000 Index and in a Peer Group Index of companies in the confectionery industry, on February 29, 2008. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Company/Index Name	2/2008	Return 2/2009	Return 2/2010	Return 2/2011	Return 2/2012	Return 2/2013

Rocky Mountain Chocolate Factory, Inc.	100.00	47.89	74.31	93.37	89.00	120.91
NASDAQ Composite	100.00	59.84	92.94	119.97	126.08	134.72
Russell 2000	100.00	57.62	94.46	125.25	125.06	142.59
Peer Group (1)	100.00	87.12	110.85	148.05	210.42	253.12

(1)	Comprised of the following companies: The Hershey Company, Paradise, Inc., Tootsie Roll Industries, Inc., and Valhi, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2009 through 2013, are derived from the financial statements of the Company, which have been audited by EKS&H LLLP, an independent registered public accounting firm. The selected financial data should be read in conjunction with the financial statements and related Notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

As described in Item 1, “Business” above, on January 14, 2013, we acquired a 60% majority interest in U-Swirl, Inc. Beginning on January 14, 2013 and continuing through February 28, 2013, the results of operations, assets and liabilities of U-Swirl, Inc. have been included in our Consolidated Financial Statements.  We have consolidated $1,951,092 of assets, $945,569 of liabilities and a net operating loss of $320,446 for the year ended February 28, 2013.  All material inter-Company balances have been eliminated upon consolidation.

 (Amounts in thousands, except per share data)
	YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of Operations Data	2013	2012	2011	2010	2009
Total revenues	$36,315	$34,627	$31,128	$28,437	$28,539
Operating income	2,540	5,853	5,950	5,671	5,819
Net income	$1,478	$3,876	$3,911	$3,580	$3,719

Basic Earnings per Common Share	$0.24	$0.63	$0.65	$0.60	$0.62
Diluted Earnings per Common Share	$0.24	$0.62	$0.62	$0.58	$0.60
Weighted average common shares outstanding	6,079	6,111	6,051	6,013	5,985
Weighted average common shares outstanding, assuming dilution	6,219	6,295	6,290	6,210	6,157
Selected Balance Sheet Data
Working capital	$8,981	$10,573	$9,831	$8,930	$7,371
Total assets	23,834	24,163	21,439	18,920	16,841
Stockholders’ equity	17,389	18,736	16,654	14,731	13,242

Cash Dividend Declared per Common Share	$.440	$.400	$.400	$.400	$.400

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Trends and Outlook

The fourth quarter retail environment of FY 2009 proved to be the most challenging in our history. Global economic turmoil resulted in a swift and steep decline in consumer spending and a shopping landscape dominated by promotional activity.

We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved in FY 2012 and FY 2013, though we do not believe that the challenges have fully reversed.  As a result, we have and will continue to focus on managing the business in a seasoned, disciplined and controlled manner.

Going forward in FY 2014, we are taking a conservative view of market conditions in the United States. We will continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

We are a product-based international franchisor. Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate and other confectionery products. We also sell our candy in selected locations outside our system of retail stores to build brand awareness. We operate six Rocky Mountain Chocolate Factory retail units as a laboratory to test marketing, design and operational initiatives.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2013, same store pounds purchased from the factory by franchised stores declined approximately 5.0% in the first quarter, declined approximately 1.3% in the second quarter, increased approximately 5.4% in the third quarter, declined approximately 6.2% in the fourth quarter, and declined approximately 0.6% overall in FY 2013 as compared to the same periods in FY 2012.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery.  The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We believe that if this co-branding strategy proves financially viable it could represent a significant future growth opportunity.  As of February 28, 2013, licensees operated 55 co-branded locations.

On April 30, 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. Under the terms of the Agreement, the Licensee will pay the Company a Master License Fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. The Agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the Agreement.  As of March 31, 2013, five units were operating under the Agreement.

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.”  In addition, on January 14, 2013, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC (“ALY”) to U-Swirl, Inc., a publicly traded company (QTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc.  Upon completion of these transactions, we ceased to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations.

We believe that the acquisition of 60% controlling interest in U-Swirl, Inc. will provide us with the ability to reverse operating losses incurred by the development and operation of Aspen Leaf Yogurt, LLC and provide an opportunity to continue to expand our presence in the self-serve frozen yogurt industry.  Our ability to execute on this strategy is dependant upon continued expansion of the franchise network of U-Swirl, Inc. and the success of their franchisees.

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

We recorded an average expense of approximately $292,300 per year for potential uncollectible accounts over the three-year period ended February 28, 2013. Write-offs of uncollectible accounts net of recoveries averaged approximately $238,900 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 6.5% to 11.5% of gross receivables.

Revenue Recognition - We recognize revenue on sales of products to franchisees and other customers at the time of delivery. Franchise fee revenue is recognized upon the opening of the store.  We also recognize a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of fiscal year 2004, we modified our royalty structure.  Under the current structure, we recognize no royalty on franchised stores’ retail sales of products purchased from us and recognize a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 we recognize a royalty fee of five percent (5%) of franchised stores’ gross retail sales.  Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to company-owned locations are offset against operating costs.

Inventories - Our inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2013, the Company recorded expense averaging $60,000 per year for potential inventory losses, or approximately 0.3% of total cost of sales for that period.

Consolidation – The management of RMCF accounts for the activities of Rocky Mountain Chocolate Factory and our wholly owned subsidiary, Aspen Leaf Yogurt, LLC.  On January 14, 2013 we acquired a 60% majority interest in U-Swirl, Inc., a publicly traded company (QTCQB: SWRL).  Prior to January 14, 2013 our financial statements exclude the financial information of U-Swirl, Inc.  The management of U-Swirl, Inc. separately accounts for the activities of U-Swirl, Inc. utilizing critical accounting policies substantially the same as those of RMCF.  Beginning on January 14, 2013 and continuing through February 28, 2013, the results of operations, assets and liabilities of U-Swirl, Inc. have been included in our Consolidated Financial Statements.  We have consolidated $1,951,092 of assets, $945,569 of liabilities and a net operating loss of $320,446 for the year ended February 28, 2013.  All material inter-Company balances have been eliminated upon consolidation.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in FY 2013 showed no impairment of our goodwill.

Franchise Rights – Franchise Rights consists of the purchase price paid in consideration of certain rights associated with Franchise Agreements.  These franchise agreements provide for future payments to the franchisor of royalty and marketing fees.  We consider franchise rights to have an indefinite life.

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

Results of Operations

Fiscal 2013 Compared To Fiscal 2012

Results Summary

Basic earnings per share decreased 61.9% from $.63 in FY 2012 to $.24 in FY 2013. Revenues increased 4.9% from $34.6 million for FY 2012 to $36.3 million for FY 2013. Operating income decreased 57.6% from $5.9 million in FY 2012 to $2.5 million in FY 2013. Net income decreased 61.5% from $3.9 million in FY 2012 to $1.5 million in FY 2013. The decrease in operating income and net income for FY 2013 compared to FY 2012 is due primarily to a loss on the sale of long lived assets associated with the sale of certain Aspen Leaf Yogurt long-lived assets and restructuring charges associated with the acquisition of a 60% majority interest in U-Swirl, Inc.

Revenues
($’s in thousands)	2013	2012	Change	% Change
Factory sales	$24,651.5	$23,597.1	$1,054.4	4.5%
Retail sales	5,492.6	5,278.5	214.1	4.1%
Royalty and marketing fees	5,876.9	5,495.6	381.3	6.9%
Franchise fees	294.2	255.7	38.5	15.1%
Total	$36,315.2	$34,626.9	$1,688.3	4.9%

Factory Sales

The increase in factory sales in FY 2013 compared to FY 2012 was primarily due to a 4.0% increase in shipments of product to customers outside our network of franchised retail stores and a 4.6% increase in purchases by our network of franchised and licensed retail stores during FY 2013 compared with FY 2012.

Retail Sales

The increase in retail sales in FY 2013 compared to FY 2012 was primarily due to an increase in the average number of Company-owned stores in operation as a result of Company-owned Aspen Leaf Yogurt locations in operation for the full year, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the year and the closing of one Company-owned Rocky Mountain Chocolate Factory location. Same-store sales at Company-owned Rocky Mountain Chocolate Factory stores increased 1.7% in FY 2013 compared to FY 2012.

Royalties, Marketing Fees and Franchise Fees

Royalties and marketing fees increased 6.9% in FY 2013 compared with FY 2012 as a result of an increase in royalties based on the Company’s purchase based royalty structure, an increase in same store sales and an increase in royalties from co-branded locations, partially offset by a decrease in domestic franchise units.  Same store sales at franchise locations increased 0.2% during FY 2013 compared to FY 2012.  Average licensed locations in operation increased from 45 units FY 2012 to 53 units in FY 2013.  The average number of domestic units in operation decreased 3.7% from 245 in FY 2012 to 236 in FY 2013. The increase in franchise fee revenue during FY 2013, compared with the prior year period was the result of an increase in international license fees partially offset by a decrease in domestic franchise openings from 12 during FY 2012 to 10 openings during FY 2013.

Costs and Expenses
($’s in thousands)	2013	2012	Change	% Change

Cost of sales – factory adjusted	$16,803.9	$16,150.9	$653.0	4.0%
Cost of sales - retail	2,151.2	2,158.3	(7.1)	(0.3%)
Franchise costs	2,080.1	1,796.5	283.6	15.8%
Sales and marketing	1,939.0	1,683.7	255.3	15.2%
General and administrative	3,846.9	3,044.6	802.3	26.4%
Retail operating	3,371.7	3,189.2	182.5	5.7%
Total	$30,192.8	$28,023.2	$2,169.6	7.7%

Adjusted Gross margin
($’s in thousands)
Factory adjusted gross margin	$7,847.6	$7,446.2	$401.4	5.4%
Retail	3,341.4	3,120.2	221.2	7.1%
Total	$11,189.0	$10,566.4	$622.6	5.9%

(Percent)
Factory adjusted gross margin	31.8%	31.6%	0.2%	0.6%
Retail	60.8%	59.1%	1.7%	2.9%
Total	37.1%	36.6%	0.5%	1.4%

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP.  Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense.  We believe adjusted gross margin and factory adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin and factory gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP").  We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures.  Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions.  Adjusted to gross margin and factory adjusted gross margin have limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP.  Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income.  Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as a measure of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.  The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

($’s in thousands)	2013	2012
Factory adjusted gross margin	$7,847.6	$7,446.2
Less: Depreciation and Amortization	286.6	278.3
Factory GAAP gross margin	$7,561.0	$7,167.9

Cost of Sales

Factory margins were approximately unchanged, increasing 20 basis points in FY 2013 compared with FY 2012.  The increase in Company-owned store margin is due primarily to lower costs associated with Aspen Leaf Yogurt grand openings, a change in the number of Company-owned stores in operation, and the associated change in product mix.

Franchise Costs

The increase in franchise costs for FY 2013 compared to FY 2012 is due primarily to an increase in travel and support costs associated with our international development initiative, an increase in franchise opportunity advertising costs and an increase in compensation related costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 33.7% in the FY 2013 from 31.2% in FY 2012. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs relative to revenues.

Sales and Marketing

The increase in sales and marketing costs for FY 2013 compared to FY 2012 is primarily due to an increase in marketing-related compensation and benefit costs.

General and Administrative

The increase in general and administrative expense in FY 2013 compared to FY 2012 is due primarily to costs associated with restructuring of Aspen Leaf Yogurt, an increase in compensation costs and an increase in travel costs associated with our international development initiative.  As a percentage of total revenues, general and administrative expenses increased to 10.6% in FY 2013 compared to 8.8% in FY 2012.

Retail Operating Expenses

The increase in retail operating expenses was due to an increase in the average number of Company-owned stores in operation as a result of Company-owned Aspen Leaf Yogurt locations in operation for the full year, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the year and the closing of one Company-owned Rocky Mountain Chocolate Factory location.  For FY 2013, a pre-restructuring operating loss of approximately $713,000 compared to an operating loss of $586,000 during FY 2012 was incurred related to the opening and operation of Aspen Leaf Yogurt locations.  Retail operating expenses, as a percentage of retail sales, increased from 60.4% in FY 2012 to 61.4% in FY 2013.

Depreciation and Amortization

Depreciation and amortization of $935,000 in FY 2013 increased 24.6% from the $751,000 incurred in FY 2012 due to an increase in the number of Company-owned stores in operation and the depreciation expense associated with those assets.

Interest Income

Interest income of approximately $44,000 realized in FY 2013 represents a decrease of $15,000 from the $59,000 realized in FY 2012 due to lower balances of notes receivable.

Income Tax Expense

Our effective income tax rate in FY 2013 was 47.7% which is an increase of 13.3% compared to an effective rate of 34.4% during FY 2012.  As described further in Note 6 to the Consolidated Financial Statements, the increase in the effective tax rate is primarily due to the tax consequences of acquiring a 60% majority interest in U-Swirl, Inc.

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

Liquidity and Capital Resources

As of February 28, 2013, working capital was $9.0 million compared with $10.6 million as of February 29, 2012.  The change in working capital was due primarily to our operating results, the payment of $2.6 million in cash dividends and the repurchase of $1.7 million of common stock.

Cash and cash equivalent balances increased from $4.1 million as of February 29, 2012 to $5.3 million as of February 28, 2013 as a result of cash flows generated by operating activities  being less than cash flows used in financing and investing activities. The Company’s current ratio was 2.6 to 1 at February 28, 2013 in comparison with 3.98 to 1 at February 29, 2012. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 28, 2013, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2013 the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2013.

In November 2012, Aspen Leaf Yogurt executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit was guaranteed by Rocky Mountain Chocolate Factory, Inc. At the request of the Company, upon the sale of substantially all assets of Aspen Leaf Yogurt, this promissory note was cancelled and no amount is outstanding at February 28, 2013.

The table below presents significant contractual obligations of the Company at February 28, 2013.
(Amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	More Than 5 years
Line of credit	-	-	-	-	-
Notes payable	-	-	-	-	-
Operating leases	1,354	511	540	229	74
Other long-term obligations	2,494	686	1,185	411	212
Total	3,848	1,197	1,725	640	286
For FY 2013, the Company anticipates making capital expenditures of approximately $1,500,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2013. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of February 28, 2013 we had no off-balance sheet arrangements or obligations.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.  As of February 28, 2013, based on future contractual obligations for chocolate products, we estimate that a 10.0% increase or decrease in the prices of cocoa would result in a $242,000 favorable or unfavorable price benefit or cost resulting from our contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate.  As of February 28, 2013, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Rocky Mountain Chocolate Factory, Inc. and Subsidiaries
Durango, Colorado

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2013 our audits also included the financial statement schedule listed in the Index at Item 15.    These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ EKS&H LLLP
May 29, 2013
Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2013	2012	2011
Revenues
Sales	$30,144,059	$28,875,629	$25,344,079
Franchise and royalty fees	6,171,142	5,751,263	5,783,892
Total revenues	36,315,201	34,626,892	31,127,971

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $286,541, $278,266 and $321,191, respectively	18,955,136	18,309,236	16,228,237
Franchise costs	2,080,128	1,796,492	1,575,817
Sales & marketing	1,939,006	1,683,646	1,594,796
General and administrative	3,846,940	3,044,569	2,691,640
Retail operating	3,371,702	3,189,215	2,416,798
Depreciation and amortization	935,377	750,860	670,321
Loss on the sale of assets – Aspen Leaf Yogurt long-lived assets	2,011,917	-	-
Restructuring charges	635,168	-	-

Total costs and expenses	33,775,374	28,774,018	25,177,609

Operating Income	2,539,827	5,852,874	5,950,362

Interest Income	43,667	58,904	58,697

Income Before Income Taxes	2,583,494	5,911,778	6,009,059

Income Tax Expense	1,233,460	2,035,746	2,098,218

Consolidated Net Income	1,350,034	3,876,032	3,910,841
Less: Net (loss) income attributable to non-controlling interest	(128,178)	-	-
Net Income attributable to RMCF	$1,478,212	$3,876,032	$3,910,841

Basic Earnings per Common Share	$.24	$.63	$.65

Diluted Earnings per Common Share	$.24	$.62	$.62

Weighted Average Common Shares Outstanding	6,078,575	6,111,480	6,050,985
Dilutive Effect of Employee Stock Awards	140,426	183,599	239,160
Weighted Average Common Shares Outstanding, Assuming Dilution	6,219,001	6,295,079	6,290,145

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28 or 29
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$5,321,696	$4,125,444
Accounts receivable, less allowance for doubtful accounts of $507,806 and $488,448, respectively	3,916,320	4,078,158
Notes receivable, current portion, less current portion of the valuation allowance of $10,382 and $0, respectively	197,078	283,225
Refundable income taxes	-	724,911
Inventories, less reserve for slow moving inventory of $253,148 and $249,500, respectively	4,221,036	4,119,073
Deferred income taxes	628,633	487,274
Other	259,170	281,282
Total current assets	14,543,933	14,099,367

Property and Equipment, Net	6,777,143	8,515,644

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $37,400 and $95,703, respectively	469,362	344,474
Goodwill, net	1,046,944	1,046,944
Franchise rights	800,000	-
Intangible assets, net	635	22,111
Other	195,928	134,430
Total other assets	2,512,869	1,547,959

Total assets	$23,833,945	$24,162,970

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,998,897	$1,355,818
Accrued salaries and wages	1,184,739	653,276
Other accrued expenses	1,294,487	760,860
Dividend payable	667,532	616,239
Deferred income	417,484	156,000
Total current liabilities	5,563,139	3,542,193

Deferred Income Taxes	881,694	1,884,957

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock,authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value; 100,000,000 shares authorized; 6,068,470 and 6,162,389 shares issued and outstanding, respectively	182,054	184,872
Additional paid-in capital	7,559,442	8,712,743
Retained earnings	8,642,093	9,838,205
Non-controlling interest in equity of subsidiary	1,005,523	-
Total stockholders’ equity	17,389,112	18,735,820

Total liabilities and stockholders’ equity	$23,833,945	$24,162,970

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2013	2012	2011
Common Stock
Balance at beginning of year	$184,872	$182,099	$180,808
Repurchase and retirement of common stock	(4,899)	-	-
Issuance of common stock	120	120	120
Exercise of stock options, vesting of restricted stock units and other	1,961	2,653	1,171
Balance at end of year	182,054	184,872	182,099

Additional Paid-In Capital
Balance at beginning of year	8,712,743	8,060,041	7,626,602
Repurchase and retirement of common stock	(1,710,453)	-	-
Issuance of common stock	37,080	41,200	37,880
Exercise of stock options, vesting of restricted stock units and other	461,695	586,540	384,364
Tax benefit from employee stock transactions	58,377	24,962	11,195
Balance at end of year	7,559,442	8,712,743	8,060,041

Retained Earnings
Balance at beginning of year	9,838,205	8,411,975	6,923,927
Net income	1,478,212	3,876,032	3,910,841
Cash dividends declared	(2,674,324)	(2,449,802)	(2,422,793)
Balance at end of year	8,642,093	9,838,205	8,411,975

Non-controlling Interest in Equity of Subsidiary
Balance at beginning of year	-	-	-
Net income (loss)	(128,178)	-	-
Non-controlling interest in acquired business	664,612	-	-
Contributions	469,089	-	-
Balance at end of year	1,005,523	-	-

Total Stockholders’ Equity	$17,389,112	$18,735,820	$16,654,115

Common Shares
Balance at beginning of year	6,162,389	6,069,976	6,026,938
Repurchase and retirement of common stock	(163,300)	-	-
Issuance of common stock	4,000	4,000	4,000
Exercise of stock options, vesting of restricted stock units and other	65,381	88,413	39,038
Balance at end of year	6,068,470	6,162,389	6,069,976

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	1,478,212	3,876,032	3,910,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	935,377	750,860	670,321
Provision for loss on accounts and notes receivable	330,000	352,000	195,000
Provision for inventory loss	60,000	60,000	60,000
Asset impairment and store closure losses	172,000	28,000	-
(Gain) loss on sale of assets	1,994,069	27,153	(465)
Expense recorded for stock compensation	418,633	457,449	413,659
Deferred income taxes	(1,144,622)	733,875	230,628
Changes in operating assets and liabilities:
Accounts receivable	(235,345)	479,099	(643,735)
Refundable income taxes	724,911	(605,023)	(119,888)
Inventories	98,478	154,143	(902,741)
Other assets	18,664	(11,137)	(68,283)
Accounts payable	513,119	(197,772)	336,249
Accrued liabilities	1,065,090	147,782	(326,332)
Deferred income	(58,516)	(105,410)	40,472
Net cash provided by operating activities	6,370,070	6,147,051	3,795,726

Cash Flows From Investing Activities:
Additions to notes receivable	(285,191)	(102,529)	(591,852)
Proceeds received on notes receivable	113,633	226,896	94,495
Proceeds from sale or distribution of assets	888,700	52,800	18,652
Acquisitions, net of cash acquired and franchise rights	(1,688)	-	-
Franchise rights	(800,000)	-	-
Increase in other assets	(148,618)	(40,092)	(20,445)
Purchase of property and equipment	(742,871)	(3,260,638)	(1,297,761)
Net cash used in investing activities	(976,035)	(3,123,563)	(1,796,911)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,715,352)	-	-
Issuance of common stock	82,223	173,064	9,876
Tax benefit of stock option exercise	58,377	24,962	11,195
Dividends paid	(2,623,031)	(2,440,560)	(2,418,488)
Net cash used in financing activities	(4,197,783)	(2,242,534)	(2,397,417)

Net Increase (Decrease) In Cash And Cash Equivalents	1,196,252	780,954	(398,602)

Cash And Cash Equivalents At Beginning Of Year	4,125,444	3,344,490	3,743,092

Cash And Cash Equivalents At End Of Year	$5,321,696	$4,125,444	$3,344,490

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., its wholly-owned subsidiary, Aspen Leaf  Yogurt, LLC and it’s majority-owned subsidiary, U-Swirl, Inc. (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

Rocky Mountain Chocolate Factory, Inc. (“RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010.  ALY was a franchisor and retail operator of self-serve frozen yogurt retail units until the sale of substantially all assets in January, 2013.  As of February 28, 2013 the Company had ceased to operate any Company-owned Aspen Leaf Yogurt locations, or sell and support franchise locations.

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the franchise rights of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.”  In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc.  U-Swirl, Inc. is in the business of offering consumers frozen desserts such as yogurt and sorbet.  U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept.  U-Swirl has built and operates cafés owned and operated by U-Swirl, Inc. (“Company-owned”) and franchises to others the right to own and operate U-Swirl cafés.  It also franchises and operates self-serve frozen yogurt cafes under the name “Yogurtini” and “Aspen Leaf Yogurt” as a result of the transactions described above.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under RMCF and its subsidiaries at February 28, 2013:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	6	6
Franchise stores – Domestic stores	4	223	227
Franchise stores – Domestic kiosks	-	6	6
International License Stores	-	66	66
Cold Stone Creamery – co-branded	2	55	57
U-Swirl, Inc. Stores (Including Yogurtini and Aspen Leaf Yogurt)
Company-owned stores	-	12	12
Franchise stores – Domestic stores	-	58	58
Total	6	426	432

Consolidation

The management of RMCF accounts for the activities of Rocky Mountain Chocolate Factory and its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC. As described above, on January 14, 2013, the Company acquired a 60% majority interest in U-Swirl, Inc. Prior to January 14, 2013, the Company’s financial statements exclude the financial information of U-Swirl, Inc. The management of U Swirl, Inc. separately accounts for the activities of U-Swirl, Inc. utilizing critical accounting policies substantially the same as those of RMCF. Beginning on January 14, 2013 and continuing through February 28, 2013, the results of operations, assets and liabilities of U-Swirl, Inc. have been included in these Consolidated Financial Statements. The Company has consolidated $1,951,092 of assets, $945,569 of liabilities and a net operating loss of $320,446 of U-Swirl, Inc. for the year ended February 28, 2013.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company classifies certain instruments with a maturity of between three and six months to be cash equivalents because these instruments allow for early termination with minimal penalty and are readily convertible to known amounts of cash.  As of February 28, 2013 and February 29, 2012, the Company held a Certificate of Deposit with an original maturity date of six-months totaling $108,000 and classified this amount as a cash equivalent.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $4.5 million at February 28, 2013.

Accounts and Notes Receivable

In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.  At February 28, 2013, the Company has $714,222 of notes receivable outstanding and an allowance for doubtful accounts of $47,782 associated with these notes. The notes require monthly payments and bear interest rates ranging from 6% to 8%. The notes mature through April, 2018 and approximately $618,000 of notes receivable are secured by the assets financed.

Inventories

Inventories are stated at the lower of cost or market. An inventory reserve is established to reduce the cost of obsolete, damaged and excess inventories to the lower of cost or market based on actual differences.  This inventory reserve is determined through analysis of items held in inventory, and, if the value of those items at cost is higher than their market value, the Company records an expense to reduce inventory to its actual market value.  The process by which the Company performs its analysis is conducted on an item by item basis and takes into account, among other relevant factors, market value, sales history and future sales potential.  Cost is determined using the first-in, first-out method.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company performed impairment testing with no impact to its financial results for the years ended February 28 or 29, 2013 and 2012.

Franchise Rights

Franchise rights arose from the entry into an agreement to acquire substantially all of the franchise rights of Yogurtini as described above. In addition, on January 14, 2013, the Company entered into agreements to sell substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc.  Upon completion of these transactions U-Swirl, Inc. operated 12 Company-owned stores and 58 franchised U-Swirl locations formerly franchised as Yogurtini and Aspen Leaf Yogurt locations.

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

Sales

Sales of products to franchisees and other customers are recognized at the time of delivery.  Sales of products to franchisees and other customers are made at standard prices, without any bargain sales of equipment or supplies. Sales of products at retail stores are recognized at the time of sale.

Rebates

Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to company-owned locations are offset against operating costs.

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

Vulnerability Due to Certain Concentrations

Revenue from one customer of the Company’s Manufacturing segment represented approximately $4.8 million or 13% of the Company’s revenues during year ended February 28, 2013.  The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Stock-Based Compensation

At February 28, 2013, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $418,633, $457,449, and $413,659 related equity-based compensation expense during the years ended February 28 or 29, 2013, 2012 and 2011, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.

Tax benefits in excess of the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit included in net cash provided by financing activities for the years ended February 28 or 29, 2013, 2012 and 2011 was $58,377, $24,962 and $11,195, respectively.

During FY 2013, the Company did not grant any restricted stock units compared with 4,540 restricted common stock units granted in the prior year with a grant date fair value of $41,721, or $9.19 per share. There were no stock options granted to employees during FY 2013.  The restricted stock unit grants generally vest 20% annually over a period of five years.  The Company recognized $381,433 of equity-based compensation expense related to these grants during FY 2013 compared with $404,563 in FY 2012. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2013 was $282,979, which is expected to be recognized over the weighted average period of 1.1 years.

During the FY 2013, the Company issued 4,000 fully-vested, unrestricted shares to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock and 12,936 shares of stock options issued to non-employee directors in FY 2012. In connection with these non-employee director stock issuances, the Company recognized $37,200 and $52,886 of stock-based compensation expense during FY 2013 and 2012, respectively.

The weighted-average fair value of stock options granted during FY 2012 was $0.89 per share and there were no options granted during FY 2013.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	For the Years Ended February 28, or 29
	2013	2012
Expected dividend yield	n/a	3.87%
Expected stock price volatility	n/a	27%
Risk-free interest rate	n/a	2.0%
Expected life of options (years)	n/a	5

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. During 2013, 2012 and 2011, 101,661, 117,437, and 116,004, respectively, stock options were excluded from diluted shares as their effect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for Rocky Mountain Chocolate Factory amounted to $233,731, $235,282, and $302,817 for the fiscal years ended February 28 or 29, 2013, 2012 and 2011, respectively. Total advertising expense for Aspen Leaf Yogurt amounted to $192,088, $85,147, and $43,969 for the fiscal years ended February 28 or 29, 2013, 2012 and 2011, respectively.

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

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28 or 29:

	2013	2012
Ingredients and supplies	$2,531,559	$2,484,796
Finished candy	1,590,966	1,634,277
U-Swirl, Inc. food and packaging	98,511	-
Total inventories	$4,221,036	$4,119,073

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2013	2012
Land	$513,618	$513,618
Building	4,764,005	4,700,905
Machinery and equipment	8,864,126	8,580,960
Furniture and fixtures	1,024,261	1,614,484
Leasehold improvements	1,930,991	2,064,345
Transportation equipment	392,755	360,582

	17,489,756	17,834,894

Less accumulated depreciation	10,712,613	9,319,250

Property and equipment, net	$6,777,143	$8,515,644

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2013, the Company had a $5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points or at 5.0%, whichever is greater (5.0% at February 28, 2013). At February 28, 2013, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2013 the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2013 and we believe it is likely to be renewed at terms similar to current terms.

In November 2012, Aspen Leaf Yogurt executed a promissory note for $2.5 million in order to establish a line of credit for the funding of the potential expansion of Company-owned Aspen Leaf Yogurt locations.  The line of credit was guaranteed by Rocky Mountain Chocolate Factory, Inc. At the request of the Company, upon the sale of substantially all assets of Aspen Leaf Yogurt, this promissory note was cancelled and no amount is outstanding at February 28, 2013.

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

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2014	$268,000
2015	194,000
2016	78,000
2017	38,000
2018	40,000
Thereafter	75,000
Total	$693,000

In some instances the Company has leased space for its Company-owned locations that are now occupied by franchisees, or majority owned subsidiaries. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows for the years ending February 28 or 29:

2014	$686,000
2015	644,000
2016	541,000
2017	293,000
2018	119,000
Thereafter	212,000
Total	$2,495,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2013	2012	2011
Minimum rentals	$862,866	$834,087	$590,962
Less sublease rentals	(157,000)	(125,300)	(121,600)
Contingent rentals	20,399	17,692	14,377
	$726,265	$726,479	$483,739

In FY 2013, the Company renewed an operating lease for warehouse space in the immediate vicinity of its manufacturing operation.  The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2014	$110,000
2015	113,000
2016	116,000
2017	121,000
2018	30,000
Total	490,000

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2014	$133,000
2015	38,000
Total	$171,000

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:
2013	2012	2011
201,081	200,826	206,844

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts.  These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract.  Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract.  Currently the Company has contracted for approximately $2.2 million of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Resulting from the purchase of the franchise rights of Yogurtini, the Company may pay up to an additional aggregate amount of $1,400,000, which is contingent on financial performance of the franchise rights over a two-year period.

NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following for the years ending February 28 or 29:

	2013	2012	2011
Current
Federal	$2,090,996	$1,128,049	$1,650,552
State	287,026	173,822	217,039
Total Current	2,378,022	1,301,871	1,867,591

Deferred
Federal	(1,107,287)	729,900	223,424
State	(37,275)	3,975	7,203
Total Deferred	(1,144,562)	733,875	230,627
Total	$1,233,460	$2,035,746	$2,098,218

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2013	2012	2011
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.8%	2.0%	2.5%
Domestic production deduction	(3.2%)	(1.8%)	(1.7%)
Other	1.5%	0.2%	0.1%
Acquisition related expenses	6.4%	-	-
Valuation allowance, U-Swirl, Inc. Consolidated loss	4.2%	-	-
Effective Rate	47.7%	34.4%	34.9%

The increase in the effective tax rate is primarily due to the tax consequences of acquiring a 60% majority interest in U-Swirl, Inc.  U-Swirl, Inc. and the Company will continue to file separate income tax returns for each entity.  U-Swirl, Inc. has a history of net losses and does not expect to realize the tax benefit of those losses.  The consolidation of U-Swirl net loss into the results of the Company does not reduce the Company’s taxable income for the year. Additionally, the acquisition of 60% U-Swirl, Inc. resulted in non-deductible acquisition related expenses of approximately $268,000 for the fiscal year ended February 28, 2013.  Finally, the Company will recognize a gain of $222,000 for purposes of income tax reporting, the result of the transfer of Aspen Leaf Yogurt franchise rights to U-Swirl, Inc.

The components of deferred income taxes at February 28 or 29 are as follows:

Deferred Tax Assets	2013	2012
Allowance for doubtful accounts and notes	$280,030	$216,136
Inventories	93,726	92,315
Accrued compensation	136,406	147,814
Loss provisions and deferred income	166,650	156,738
Self insurance accrual	43,625	52,946
Amortization, design costs	71,868	87,213
Restructuring charges	115,963	-
U-Swirl, Inc. accumulated net loss	380,383	-
Valuation allowance, U-Swirl, Inc. accumulated net loss	(380,383)	-
Net deferred tax assets	908,268	753,162

Deferred Tax Liabilities
Depreciation and amortization	(1,079,004)	(2,051,240)
Prepaid expenses	(82,325)	(99,605)
Net deferred tax liability	$(1,161,329)	$(2,150,845)

Current deferred tax assets	$628,633	$487,274
Non-current deferred tax liabilities	(881,694)	(1,884,957)
Net deferred tax liability	$(253,061)	$(1,397,683)

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2008.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets as of February 28, 2013.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations.  The result of the assessment of the Company's tax positions did not have an impact on the financial statements for the years ended February 28 or 29, 2013 or 2012.  The Company's federal tax returns for all years after 2009 and the Company's state tax returns after 2008 are subject to future examination by tax authorities for all of the Company's tax jurisdictions.  The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28 or 29, 2013 and 2012.

As of February 28, 2013, U-Swirl, Inc. was not consolidated with us for purposes of filing federal income tax.  U-Swirl, Inc. files a separate federal tax return and has its own federal loss carryforward.  As of February 28, 2013 U-Swirl, Inc. had recorded a full valuation allowance related to the realization of its deferred income tax assets.

In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control.  We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when the Company acquired its 60% ownership interest in January 2013.

We estimate that the potential future tax deductions of U-Swirl, Inc. accumulated net operating losses, limited by section 382, to be approximately $1.0 million with a resulting deferred tax asset of approximately $380,000. We have recorded a valuation allowance for this amount to reflect the likelihood of realization of this deferred tax asset.

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.10 per common share on June 10, 2011, September 16, 2011, December 9, 2011 and March 16, 2012 to shareholders of record on May 26, 2011, September 6, 2011, November 29, 2011 and March 2, 2012, respectively. The Company paid a quarterly cash dividend of $0.11 per common share on June 8, 2012, September 14, 2012, December 14, 2012 and March 15, 2013 to shareholders of record on May 24, 2012, September 4, 2012, November 30, 2012 and March 1, 2013 respectively.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2008, shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan allows awards of stock options; stock appreciation rights; stock awards, restricted stock and stock units; performance shares and performance units; other stock or cash based awards.  As of February 28, 2013, 219,240 restricted stock units, 12,936 stock options and 20,000 unrestricted shares have been awarded under the 2007 Plan and 213,128 shares of common stock is available for award under the plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans and 79,964 shares forfeited under the 2007 Plan and suspended plans, less shares awarded under the Plan.

Under the  2004 Stock Option Plan (the “2004 Plan”), options to purchase up to 970,200 of the Company’s common stock were previously authorized to be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the  the 2004 plan and the 2007 plan. Options representing the right to purchase  258,009 and 12,936 shares of the Company’s common stock were outstanding under the the 2004 Plan and the 2007 Plan, respectively, at February 28, 2013. On February 21, 2006, the Company accelerated the vesting of all outstanding stock options in order to prevent past option grants from having an impact on future results. The options outstanding under these plans will expire, if not exercised through February 2016.

Information with respect to stock option awards outstanding under the plans at February 28, 2013, and changes for the three years then ended was as follows:
	Twelve Months Ended February 28 or 29:
	2013	2012	2011
Outstanding stock options at beginning of year:	307,088	341,890	367,762
Granted	-	12,936	-
Exercised	(21,191)	(45,113)	(6,468)
Cancelled/forfeited	(14,952)	(2,625)	(19,404)
Outstanding stock options as of February 28 or 29:	270,945	307,088	341,890

Weighted average exercise price	$11.17	$10.84	$9.83
Weighted average remaining contractual term (in years)	1.94	2.76	3.36

Information with respect to restricted stock unit awards outstanding under the plans at February 28, 2013, and changes for the three years then ended was as follows:

	Twelve Months Ended February 28 or 29:
	2013	2012	2011
Outstanding non-vested restricted stock units at beginning of year:	101,980	141,260	129,280
Granted	-	4,540	44,300
Vested	(44,190)	(43,300)	(32,320)
Cancelled/forfeited	(760)	(520)	-
Outstanding non-vested restricted stock units as of February 28 or 29:	57,030	101,980	141,260

Weighted average grant date fair value	$9.22	$9.19	$9.17
Weighted average remaining vesting period (in years)	1.14	2.00	2.96

Additional information about stock options outstanding at February 28, 2013 is summarized as follows:

	Options Outstanding
Range of exercise prices	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$7.408 to $7.415	169,284	1.30	$7.41
$14.695 to $20.571	101,661	2.99	$17.43

NOTE 9 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, Retail Stores, U-Swirl, Inc operations and Other.   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit.  The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration.  All inter-segment sales prices are market based.  Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

FY 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$6,047,039	$26,451,612	$5,395,805	$505,956	$-	$38,400,412
Intersegment revenues	-	(2,085,211)	-	-	-	(2,085,211)
Revenue from external customers	6,047,039	24,366,401	5,395,805	505,956	-	36,315,201
Segment profit (loss)	2,494,868	6,853,360	(2,251,581)	(320,446)	(4,192,707)	2,583,494
Total assets	1,302,094	10,510,745	1,305,006	3,446,319	7,269,781	23,833,945
Capital expenditures	25,985	277,675	290,330	2,719	146,162	742,871
Total depreciation & amortization	39,029	290,076	383,550	70,146	152,577	935,378

FY 2012
Total revenues	$5,751,263	$25,723,144	$5,438,911	$-	$-	$36,913,318
Intersegment revenues	-	(2,286,426)	-	-	-	(2,286,426)
Revenue from external customers	5,751,263	23,436,718	5,438,911	-	-	34,626,892
Segment profit (loss)	2,572,926	6,704,333	(289,418)	-	(3,076,064)	5,911,777
Total assets	1,434,619	10,238,204	5,212,456	-	7,277,691	24,162,970
Capital expenditures	12,713	208,807	2,795,308	-	243,810	3,260,638
Total depreciation & amortization	59,947	293,804	255,575	-	141,535	750,861

FY 2011
Total revenues	$5,783,892	$23,837,108	$3,716,511	$-	$-	$33,337,511

Intersegment revenues	-	(2,209,540)	-	-	-	(2,209,540)
Revenue from external customers	5,783,892	21,627,568	3,716,511	-	-	31,127,971
Segment profit (loss)	2,859,433	6,227,366	(300,958)	-	(2,776,782)	6,009,059
Total assets	1,486,799	10,731,004	3,038,373	-	6,202,631	21,458,807
Capital expenditures	3,519	225,165	1,166,311	-	225,310	1,620,305
Total depreciation & amortization	78,101	340,552	108,437	-	143,231	670,321

The information reported in our “U-Swirl, Inc.” segment includes data from January 14, 2013 through February 28, 2013.

Revenue from one customer of the Company’s Manufacturing segment represents approximately $4.8 million of the Company’s revenues from external customers during year ended February 28, 2013.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:
Cash paid (received) for:	2013	2012	2011
Income taxes paid	1,173,717	1,881,929	2,331,820
Accrued Inventory	260,441	209,028	156,205

Non-Cash Financing Activities:
Dividend payable	667,532	616,239	606,998
Issue stock for rights and services	-	-	2,413
Fair value of assets received upon settlement of notes and accounts receivable:
Store assets	-	-	63,198

Non-Cash Investing Activities:
Acquired 60% non-controlling interest in U-Swirl, Inc.	800,000	-	-
Accrued capital expenditures	-	130,481	326,849

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation.  During the years ended February 28 or 29, 2013, 2012 and 2011, the Company’s contribution was approximately $50,000, $39,000, and $35,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2013 and 2012:
	Fiscal Quarter
	First	Second	Third	Fourth	Total
2013
Total revenue	$9,658,193	$7,729,837	$8,635,804	$10,291,367	$36,315,201
Gross margin before depreciation	3,068,390	2,560,569	2,558,493	3,001,471	11,188,923
Net income (loss)	1,062,329	828,782	(509,484)	96,585	1,478,212
Basic earnings (loss) per share	.17	.14	(.08)	.02	.24
Diluted earnings (loss) per share	.17	.13	(.08)	.02	.24

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2012
Total revenue	$8,637,924	$7,575,788	$8,279,910	$10,133,270	$34,626,892
Gross margin before depreciation	2,577,214	2,426,005	2,434,058	3,129,116	10,566,393
Net income	919,659	911,553	724,968	1,319,852	3,876,032
Basic earnings per share	.15	.15	.12	.22	.63
Dilute earnings per share	.15	.14	.12	.21	.62

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:
				2013		2012
	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		205,777	205,142	205,777	200,445
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Aspen Leaf Yogurt Design		10		-	-	19,740	2,961
Total				757,580	756,945	777,320	755,209

Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				1,709,328	662,384	1,709,328	662,384

Franchise Rights				800,000	-	-	-

Total intangible assets				$3,266,908	$1,419,329	$2,486,648	$1,417,593

Amortization expense related to intangible assets totaled $8,316, $43,744, and $63,910 during the fiscal year ended February 28 or 29, 2013, 2012 and 2011, respectively.  As of February 28, 2013 $635 net intangible assets subject to amortization remained to be amortized through FY 2014.

NOTE 14 – RESTRUCTURING CHARGES

As discussed in Note 1, on January 14, 2013, “Newco” entered into an agreement to acquire substantially all of the franchise rights of Yogurtini. In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., in exchange for a 60% controlling equity interest in U-Swirl, Inc.  Upon completion of these transactions, the management of U-Swirl, Inc. is responsible for operations at all company-owned Aspen Leaf Yogurt locations and the selling and support of franchise locations.  Associated with this transaction, the Company recorded net restructuring charges of $635,168 as of February 28, 2013.

Restructuring charges incurred at February 28, 2013 were comprised of the following:

Professional fees	$337,599
Severance compensation	28,155
Previously deferred revenue	(44,000)
Provision for termination of contractual obligations	185,414
Other	128,000

Total	$635,168

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors.  The director operates two ALY locations under the Franchise Agreements and the Development Agreement.

As of February 28, 2013, the Company had receivables of approximately $2,000 due from such director associated with the director’s ownership and operation of the two current ALY locations.

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses.  These businesses have, on occasion, provided services to the Company and may provide services in the future.  As of February 28, 2013, the Company had incurred expenses of $13,850 and there was no amount recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

U-Swirl, Inc. was owed $8,597 and $7,048 as of February 28, 2013 and December 31, 2012, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer. The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of February 28, 2013, U-Swirl, Inc. had deferred revenue of $30,000 from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to year end, the Company entered into agreements to acquire two formerly Franchise owned and operated locations.  The Company purchased these locations with the intent of upgrading them to current design specifications.  Upon completion of the design upgrades, the Company intends to sell them to franchisees and finance the franchisee purchase of the locations.  The Company acquired the locations for $105,000 plus the costs of inventory.  The results of the transactions are expected to have an immaterial impact on the Company’s financial statements.

NOTE 17 – ACQUISITION OF U-SWIRL, INC.

On January 14, 2013 the Company entered into an agreement to acquire a 60% controlling equity interest in U-Swirl, Inc., a publicly traded company (OTCQB: SWRL).  U-Swirl, Inc. is a franchisor and operator of self-serve frozen yogurt locations.  In exchange for our 60% interest we contributed our recently acquired franchise rights in YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”) as well as the franchise rights for Aspen Leaf Yogurt, LLC.  With the addition of Yogurtini and Aspen Leaf Yogurt we believe that U-Swirl, Inc. will have the “critical mass” necessary to achieve profitability.

We accounted for this business combination in accordance with ASC 805 – Business Combinations, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction.

The purchase price was allocated as follows:

Assets acquired	$1,763,110
Liabilities assumed	(746,585)
Non-controlling interest	(664,612)

Total purchase price	$351,913

The consideration for the purchase price was made up of 40% of the following assets:

Yogurtini franchise rights	$320,000
Cash	31,913

Total consideration paid	$351,913

On the acquisition date, the fair value of the non-controlling interest was $664,612.  The fair value of the non-controlling interest was based upon reference to quoted market valued of U-Swirl, Inc. stock plus bargain purchase adjustment of approximately $258,000 resulting from the allocation of the purchase price.

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets and discounted cash flows.  The fair value of franchise rights is provisional pending contingent payment, as outlined in Note 5, above.

At the same time that the Company entered into this agreement, we also entered into an agreement to sell substantially all of the assets held by Aspen Leaf Yogurt, LLC to U-Swirl, Inc.  In exchange for these assets, the company holds notes receivable (payable by U-Swirl, Inc.) in the amount of $900,000, which are eliminated on consolidation.  Those assets are carried at historical cost.

As a part of these transactions we recognized $635,168 as acquisition related costs in the line item “Restructuring charges” on our Income Statement.

Included in our consolidated earnings are U-Swirl’s losses between January 14, 2013 and February 28, 2013 of $(320,446).

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

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2013, of the Company’s disclosure controls and procedures.  We acquired a 60% controlling interest in U-Swirl, Inc. in January 2013 and U-Swirl’s operations are consolidated into our audited financial statements included in this Annual Report on Form 10 K.  As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at U-Swirl.  This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.  U-Swirl, Inc. represented 8% of the Company’s total assets and 1% of the Company’s revenue as of and for the year ended February 28, 2013. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2013.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2013, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework.  Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 28, 2013.

Changes in Internal Control over Financial Reporting — As a result of the acquisition of U-Swirl, Inc. in January 2013, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of U-Swirl’s operations into the Company’s financial statements.  Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to U-Swirl.  Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to the executive officers of the Company is set forth in the section entitled "Executive Officers" in Part I of this report.

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	327,975	$11.17	213,128
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	327,975	$11.17	213,128
.
(1) Represents shares remaining available under the Company’s 2007 Equity Incentive Plan.  Shares available for future issuances under the 2007 Equity Incentive Plan may be issued in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units, and other stock- and cash-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2013.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                   The following documents are filed as part of this report:

  1.           Financial Statements

  2.           Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2013
Valuation Allowance for Accounts and Notes Receivable	584,151	330,000	318,563	595,588

Year Ended February 29, 2012
Valuation Allowance for Accounts and Notes Receivable	390,319	352,000	158,168	584,151

Year Ended February 28, 2011
Valuation Allowance for Accounts and Notes Receivable	395,291	195,000	199,972	390,319

3.  Exhibits

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

Exhibit Number	Description	Incorporated by Reference to
10.10**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 28, 2012 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2012

10.14	Commercial Security Agreement, dated August 28, 2012, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2012

10.15	Business Loan Agreement, dated August 28, 2012, between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2012

10.16*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012

10.17	Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, the Registrant and Aspen Leaf Yogurt, LLC	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.18	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.19	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS***	XBRL Instance Document	Furnished herewith

Exhibit Number	Description	Incorporated by Reference to
101.SCH***	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan
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

#
Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended.  We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 29, 2013	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 29, 2013	/S/ Franklin E. Crail
FRANKLIN E. CRAIL
Chairman of the Board of
Directors, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 29, 2013	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director
(Principal Financial and Accounting Officer)

Date: May 29, 2013	/S/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 29, 2013	/S/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 29, 2013	/S/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 29, 2013	/S/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX
Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated By-laws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-145986) filed on September 11, 2007

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

Exhibit Number	Description	Incorporated by Reference to
10.10**	2004 Stock Option Plan of the Registrant	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 28, 2012 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2012

10.14	Commercial Security Agreement, dated August 28, 2012, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2012

10.15	Business Loan Agreement, dated August 28, 2012, between Wells Fargo Bank and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended November 30, 2012

10.16*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012

10.17	Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, the Registrant and Aspen Leaf Yogurt, LLC	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.18	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.19	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS***	XBRL Instance Document	Furnished herewith

Exhibit Number	Description	Incorporated by Reference to
101.SCH***	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan
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

#
Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended.  We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request