Form 10-Q
period 2013-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2013-07-15
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

On June 30, 2013, the registrant had outstanding 6,080,290 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended May 31,
	2013	2012
Revenues
Sales	$8,178,689	$8,090,626
Franchise and royalty fees	1,999,173	1,567,567
Total revenues	10,177,862	9,658,193

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $71,870 and $70,395, respectively	5,027,164	5,022,236
Franchise costs	478,810	544,426
Sales and marketing	505,437	461,182
General and administrative	1,270,704	840,096
Retail operating	840,962	931,013
Depreciation and amortization	235,756	237,140

Total costs and expenses	8,358,833	8,036,093

Income from Operations	1,819,029	1,622,100

Interest Income	11,664	11,294

Income Before Income Taxes	1,830,693	1,633,394

Income Tax Provision	584,154	571,065

Consolidated Net Income	$1,246,539	$1,062,329
Less: Net (loss) income attributable to non-controlling interest	67,232	-
Net Income attributable to RMCF	$1,179,307	$1,062,329

Basic Earnings per Common Share	$.19	$.17
Diluted Earnings per Common Share	$.19	$.17

Weighted Average Common Shares Outstanding	6,074,332	6,159,445
Dilutive Effect of Stock Options	237,416	151,317
Weighted Average Common Shares Outstanding, Assuming Dilution	6,311,748	6,310,762

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2013	2013
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$5,372,448	$5,321,696
Accounts receivable, less allowance for doubtful accounts of $634,146 and $507,806, respectively	3,413,367	3,916,320
Notes receivable, current portion, less current portion of the valuation allowance of $10,382 and $10,382, respectively	240,516	197,078
Inventories, less reserve for obsolete inventory of $255,527 and $253,148, respectively	4,174,348	4,221,036
Deferred income taxes	643,748	628,633
Other	417,451	259,170
Total current assets	14,261,878	14,543,933

Property and Equipment, Net	6,628,690	6,777,143

Other Assets
Notes receivable, less current portion and valuation allowance of $37,400 and $37,400, respectively	517,750	469,362
Goodwill, net	1,046,944	1,046,944
Franchise rights	800,000	800,000
Intangible assets, net	476	635
Other	214,976	195,928
Total other assets	2,580,146	2,512,869

Total Assets	$23,470,714	$23,833,945

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,246,141	$1,998,897
Accrued salaries and wages	512,289	1,184,739
Other accrued expenses	1,550,763	1,294,487
Dividend payable	668,832	667,532
Deferred income	475,179	417,484
Total current liabilities	4,453,204	5,563,139

Deferred Income Taxes	859,385	881,694

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; 0 shares issued and outstanding Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized,6,080,290 and 6,068,470 issued and outstanding, respectively	182,409	182,054
Additional paid-in capital	7,722,171	7,559,442
Retained earnings	9,152,568	8,642,093
Non-controlling interest in equity of subsidiary	1,100,977	1,005,523
Total stockholders’ equity	18,158,125	17,389,112

Total Liabilities and Stockholders’ Equity	$23,470,714	$23,833,945

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended May 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$1,179,307	$1,062,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,756	237,140
Provision for loss on accounts and notes receivable	70,709	88,000
Provision for obsolete inventory	-	15,000
Gain on sale of property and equipment	(2,600)	-
Expense recorded for stock compensation	142,808	135,033
Deferred income taxes	(37,424)	(68,829)
Changes in operating assets and liabilities:
Accounts receivable	446,607	509,779
Inventories	262,391	604,183
Other current assets	(158,610)	(185,437)
Accounts payable	(968,459)	(591,728)
Accrued liabilities	(416,174)	335,572
Deferred income	57,695	(10,500)
Net cash provided by operating activities	812,006	2,130,542

Cash Flows From Investing Activities
Addition to notes receivable	(153,893)	(37,351)
Proceeds received on notes receivable	47,704	61,176
Proceeds from sale or distribution of assets	2,600	-
Purchases of property and equipment	(57,795)	(252,852)
Other	47,386	(2,565)
Net cash used in investing activities	(113,998)	(231,592)

Cash Flows From Financing Activities
Repurchase of common stock	-	(362,680)
Tax benefit of stock awards	20,276	5,740
Dividends paid	(667,532)	(616,239)
Net cash used in financing activities	(647,256)	(973,179)

Net Increase in Cash and Cash Equivalents	50,752	925,771

Cash and Cash Equivalents, Beginning of Period	5,321,696	4,125,444

Cash and Cash Equivalents, End of Period	$5,372,448	$5,051,215

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC and its majority-owned subsidiary, U-Swirl, Inc. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Rocky Mountain Chocolate Factory, Inc. (“RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Japan, South Korea, Canada and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

Aspen Leaf Yogurt, LLC (“ALY”) was incorporated in the state of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010. ALY was a franchisor and retail operator of self-serve frozen yogurt retail locations until the sale of substantially all of its assets in January 2013. ALY has ceased to operate any Company-owned Aspen Leaf Yogurt locations, or sell and support franchise locations.

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the franchise rights of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. U-Swirl, Inc. is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept. U-Swirl has built and operates cafés owned and operated by U-Swirl, Inc. (“Company-owned”) and franchises to others the right to own and operate U-Swirl cafés. It also franchises and operates self-serve frozen yogurt cafes under the name “Yogurtini” and “Aspen Leaf Yogurt.”

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and frozen yogurt and other confectionery products. The following table summarizes the number of stores operating under RMCF and its subsidiaries at May 31, 2013:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	7	7
Franchise stores – Domestic stores	4	218	222
Franchise stores – Domestic kiosks	-	6	6
Franchise units – International	1	67	68
Cold Stone Creamery – co-branded	2	56	58
U-Swirl, Inc. Stores (Including Yogurtini and Aspen Leaf Yogurt)
Company-owned stores	-	14	14
Franchise stores – Domestic stores	4	57	61
Total	11	425	436

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Stock-Based Compensation

At May 31, 2013, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $142,808 of stock-based compensation expense during the three months ended May 31, 2013 compared with $135,033 during the three months ended May 31, 2012. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the three months ended May 31, 2013 and 2012:

	Three Months Ended
	May 31,

	2013	2012
Outstanding stock options as of February 28 or 29:	270,945	307,088
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(88,725)	(14,952)
Outstanding stock options as of May 31:	182,220	292,136

Weighted average exercise price	$7.93	$10.64
Weighted average remaining contractual term (in years)	1.17	2.57

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2013 and 2012:

	Three Months Ended
	May 31,

	2013	2012
Outstanding non-vested restricted stock units as of February 28 or 29:	57,030	101,980
Granted	280,900	-
Vested	(7,820)	(10,420)
Cancelled/forfeited	-	(560)
Outstanding non-vested restricted stock units as of May 31:	330,110	91,000

Weighted average grant date fair value	$11.78	$9.15
Weighted average remaining vesting period (in years)	5.17	1.61

During the three months ended May 31, 2013, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully vested, unrestricted shares of stock to non-employee directors in the three months ended May 31, 2012. In connection with these non-employee director stock issuances, the Company recognized $48,400 and $37,200 of stock-based compensation expense during the three-month period ended May 31, 2013 and 2012, respectively.

During the three months ended May 31, 2013, the Company recognized $94,408 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest 20% annually over a period of five years. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2013, was $3,609,515, which is expected to be recognized over the weighted average period of 5.2 years.

During the three month period ended May 31, 2013, the Company granted 280,900 shares of restricted stock units with a grant date fair value of $3,437,950 or $12.24 per share, compared with no restricted stock units awarded in the three months ended May 31, 2012. The restricted stock unit grants vest between 17% and 20% annually over a period of five to six years. There were no stock options awarded during the three months ended May 31, 2013 or 2012.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended May 31, 2013 and 2012, 101,661 and 105,236 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2013 and February 28, 2013:

	May 31, 2013	February 28, 2013

Ingredients and supplies	$2,734,069	$2,531,559
Finished candy	1,338,297	1,590,966
U-Swirl, Inc. food and packaging	101,982	98,511
Total inventories	$4,174,348	$4,221,036

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2013 and February 28, 2013 consists of the following:

	May 31, 2013	February 28, 2013
Land	$513,618	$513,618
Building	4,777,476	4,764,005
Machinery and equipment	8,923,060	8,864,126
Furniture and fixtures	1,033,254	1,024,261
Leasehold improvements	1,930,991	1,930,991
Transportation equipment	392,755	392,755
	17,571,154	$17,489,756

Less accumulated depreciation	10,942,464	10,712,613
Property and equipment net	$6,628,690	$6,777,143

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Repurchases

On February 19, 2008, the Company announced the plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. During the three months ended May 31, 2012, the Company repurchased 33,800 shares under the plan at an average price of $10.73 per share. The Company did not repurchase any shares during the three months ended May 31, 2013.

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per share of common stock on March 15, 2013 to shareholders of record on March 1, 2013. The Company declared a quarterly cash dividend of $0.11 per share of common stock on May 23, 2013 payable on June 14, 2013 to shareholders of record on June 4, 2013.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
Cash paid (received) for:	2013	2012
Interest	$(8,606)	$(11,192)
Income taxes	594,336	52,780
Non-Cash Operating Activities Accrued Inventory	215,703	243,605
Non-Cash Financing Activities Dividend payable	$668,832	$675,731

Accrued Capital Expenditures	$-	$47,216

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl, Inc. operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements and Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended May 31, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total

Total revenues	$1,660,016	$6,726,056	$515,138	$1,717,406	$-	$10,618,616
Intersegment revenues	-	(440,754)	-	-	-	(440,754)
Revenue from external customers	1,660,016	6,285,302	515,138	1,717,406	-	10,177,862
Segment profit (loss)	848,444	1,748,467	(44,859)	168,079	(889,438)	1,830,693
Total assets	1,334,534	10,035,858	1,277,606	3,357,523	7,465,193	23,470,714
Capital expenditures	8,451	31,481	5,611	-	12,252	57,795
Total depreciation & amortization	8,593	72,373	14,740	105,578	34,472	235,756

Three Months Ended May 31, 2012	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total

Total revenues	$1,567,567	$6,956,432	$1,677,281	$-	$-	$10,201,280
Intersegment revenues	-	(543,087)	-	-	-	(543,087)
Revenue from external customers	1,567,567	6,413,345	1,677,281	-	-	9,658,193
Segment profit (loss)	668,935	1,818,267	12,635	-	(866,443)	1,633,394
Total assets	1,463,906	9,594,086	5,158,282	-	7,460,317	23,676,591
Capital expenditures	7,539	52,422	160,859	-	32,032	252,852
Total depreciation & amortization	11,380	71,337	116,781	-	37,642	237,140

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.8 million of the Company’s revenues from external customers during the three months ended May 31, 2013 compared to $2.1 million during the three months ended May 31, 2012.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2013 and February 28, 2013 consist of the following:

				May 31, 2013		February 28, 2013

	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$205,777	$205,301	$205,777	$205,142
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Total				757,580	757,104	757,580	756,945
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				1,709,328	662,384	1,709,328	662,384

Franchise Rights				800,000	-	800,000	-

Total intangible assets				$3,266,908	$1,419,488	$3,266,908	$1,419,329

Amortization expense related to intangible assets totaled $159 and $2,494 during the three months ended May 31, 2013 and 2012, respectively. The decrease in amortization expense is primarily the result of some assets becoming fully amortized and Aspen Leaf Yogurt assets being sold. As of May 31, 2013 $476 net intangible assets subject to amortization remained to be amortized through FY 14.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors. The Director operates two ALY locations under the Franchise Agreements and the Development Agreement. As of May 31, 2013, the Company had receivables of approximately $2,200 due from the Director associated with the director’s ownership and operation of the two current ALY locations.

U-Swirl, Inc. was owed $11,489 and $8,597 as of May 31, 2013 and February 28, 2013, respectively, from a U-Swirl franchise that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer. The corporate secretary and treasurer of the franchise is also the Company’s corporate secretary.

As of May 31, 2013 and February 28, 2013, U-Swirl, Inc. had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding our cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "believe," "expect," "anticipate," "estimate," and "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

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

In January 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC to U-Swirl, Inc., a publicly traded company (QTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. Upon completion of these transactions, we ceased to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations. We believe that the acquisition of 60% controlling interest in U-Swirl, Inc. will provide us with the ability to reverse operating losses incurred by the development and operation of Aspen Leaf Yogurt, LLC and provide an opportunity to continue to expand our presence in the self-serve frozen yogurt industry. Our ability to execute on this strategy is dependant upon continued expansion of the franchise network of U-Swirl, Inc. and the success of their franchisees.

In March 2013, we entered into a License Agreement covering the Kingdom of Saudi Arabia. Under the terms of the agreement, the licensee agreed to open and begin operating four (4) Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of Saudi Arabia. If the licensee chooses to exercise the option prior to its expiration date, the licensee will acquire the right to itself and/or through third-party franchisees to develop an additional six (6) Rocky Mountain Chocolate Factory stores in the Kingdom of Saudi Arabia.

In March 2013, we entered into a License Agreement covering South Korea. Under the terms of the agreement, the licensee agreed to open five (5) Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The first Rocky Mountain Chocolate Factory store was opened in Seoul, South Korea in May 2013. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of South Korea. If the licensee chooses to exercise the option prior to its expiration date, the licensee will acquire the right to itself and/or through third-party franchisees to develop not less than 30 Rocky Mountain Chocolate Factory stores, inclusive of the five (5) stores developed under the terms of the initial License Agreement.

Results of Operations

Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012

Basic earnings per share increased 11.8% from $.17 during the three months ended May 31, 2012 to $.19 during the three months ended May 31, 2013. Revenues increased by $519,700 in the three months ended May 31, 2013 compared to the three months ended May 31, 2012. This increase in revenues was due primarily to an increase in franchise related revenue, partially offset by a decline in factory sales resulting from a decrease in shipments of product to customers outside our network of franchised retail stores. Operating income increased 12.1% from $1.62 million for the three months ended May 31, 2012 to $1.82 million for the three months ended May 31, 2013. Net income increased 11.0% from $1.06 million in the three months ended May 31, 2012 to $1.18 million in the three months ended May 31, 2013. The increase in net income was due primarily to an income from operations related to frozen yogurt, compared with an operating loss in the same period of the prior year.

Revenues	Three Months Ended
	May 31,			$	%
($’s in thousands)	2013	2012	Change		Change
Factory sales	$6,285.4	$6,488.6	$	(203.2)	(3.1)%
Retail sales	1,893.3	1,602.0		291.3	18.2%
Franchise fees	276.4	123.9		152.5	123.1%
Royalty and marketing fees	1,722.8	1,443.7		279.1	19.3%
Total	$10,177.9	$9,658.2		$519.7	5.4%

Factory Sales

The decrease in factory sales for the three months ended May 31, 2013 versus the three months ended May 31, 2012 was primarily due to a 9.6% decrease in shipments of product to customers outside our network of franchised retail stores and a 5.4% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation. These decreases were partially offset by a 2.6% increase in same-store pounds purchased by our network of franchised stores.

Retail Sales

The increase in retail sales was primarily due to changes in units in operation, resulting from the acquisition of a majority ownership in U-Swirl, Inc. Same store sales at Company-owned stores increased 6.0% in the three months ended May 31, 2013 compared to the three months ended May 31, 2012.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended May 31, 2012 to the three months ended May 31, 2013 resulted from a 16.9% increase in domestic franchise stores in operation from the three months ended May 31, 2012 to the three months ended May 31, 2013, primarily as a result of our acquisition of a majority ownership position in the U-Swirl franchise system. This increase was partially offset by a decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 239 in the three months ended May 31, 2012 to 226 during the three months ended May 31, 2013. Franchise fee revenues increased as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in South Korea and the Kingdom of Saudi Arabia. This increase was partially offset by a decrease in the number of domestic franchise store openings from two in the three months ended May 31, 2012 to one opening in the three months ended May 31, 2013.

Costs and Expenses	Three Months Ended
	May 31,			%
($’s in thousands)	2013	2012	Change	Change

Cost of sales – factory adjusted	$4,377.2	$4,432.2	$(55.0)	(1.2)%
Cost of sales - retail	650.0	590.0	60.0	10.2%
Franchise costs	478.8	544.4	(65.6)	(12.0)%
Sales and marketing	505.4	461.2	44.2	9.6%
General and administrative	1,270.7	840.1	430.6	51.3%
Retail operating	841.0	931.0	(90.0)	(9.7)%
Total	$8,138.1	$7,798.9	$339.2	4.2%

	Three Months Ended
Adjusted Gross margin	May 31,		$	%
	2013	2012	Change	Change
($’s in thousands)
Factory adjusted gross margin	$1,908.2	$2,056.4	$(148.2)	(7.2)%
Retail	1,243.3	1,012.0	231.3	22.9%
Total	$3,151.5	$3,068.4	$83.1	2.7%

	Three Months Ended
Adjusted Gross margin	May 31,		%	%
	2013	2012	Change	Change
(Percent)
Factory adjusted gross margin	30.4%	31.7%	(1.3)%	(4.1)%
Retail	65.7%	63.2%	2.5%	4.0%
Total	38.5%	37.9%	.6%	1.6%

Adjusted gross margin and factory adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	Three Months Ended
	May 31,
($’s in thousands)	2013	2012
Factory adjusted gross margin	$1,908.2	$2,056.4
Less: depreciation and amortization	71.9	70.4
Factory GAAP gross margin	$1,836.3	$1,986.0

Cost of Sales

Factory margins decreased 130 basis points in the three months ended May 31, 2013 compared to the three months ended May 31, 2012 due primarily to a decline in manufacturing efficiencies associated with 6.0% lower production volume in the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The increase in Company-owned store margin is due primarily to an increase in U-Swirl units in operation and associated higher margins.

Franchise Costs

The decrease in franchise costs in the three months ended May 31, 2013 versus the three months ended May 31, 2012 is due primarily to a decrease in franchise development costs associated with Aspen Leaf Yogurt. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.9% in the three months ended May 31, 2013 from 34.7% in the three months ended May 31, 2012. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs and higher franchise and royalty revenues.

Sales and Marketing

The increase in sales and marketing costs for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 is primarily due to increased marketing-related compensation costs and an increase in marketing costs associated with U-Swirl, Inc. franchise locations.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 is due primarily to the consolidation of U-Swirl, Inc. general and administrative costs and an increase in compensation related expenses. For the three months ended May 31, 2013, approximately $406,000 of U-Swirl, Inc. general and administrative costs were consolidated within our results, compared with no amount in the three months ended May 31, 2012. As a percentage of total revenues, general and administrative expenses increased to 12.5% in the three months ended May 31, 2013 compared to 8.7% in the three months ended May 31, 2012.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 was due primarily to changes in units in operation, resulting from the acquisition of a majority ownership in U-Swirl, Inc. Retail operating expenses, as a percentage of retail sales, decreased from 58.1% in the three months ended May 31, 2012 to 44.4% in the three months ended May 31, 2013.

Depreciation and Amortization

Depreciation and amortization of $236,000 in the three months ended May 31, 2013 declined $1,000 from $237,000 incurred in the three months ended May 31, 2012, due to certain intangible assets becoming fully amortized.

Interest Income

Interest income of $11,700 realized in the three months ended May 31, 2013 represents an increase of $400 from the $11,300 realized in the three months ended May 31, 2012.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2013 was 31.9%, compared to 35.0% for the three months ended May 31, 2012. The decrease of 3.1% was primarily the result of the consolidation of the U-Swirl, Inc. net operating income. There was no income tax expense recognized on U-Swirl, Inc. income before income taxes for the three months ended May 31, 2013. U-Swirl, Inc. has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when the Company acquired its 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Liquidity and Capital Resources

As of May 31, 2013, working capital was $9.8 million, compared with $9.0 million as of February 28, 2013, an increase of $800,000. The increase in working capital was primarily due to positive operating results.

Cash and cash equivalent balances increased $50,000 from $5.32 million as of February 28, 2013 to $5.37 million as of May 31, 2013 as a result of cash flow generated by operating activities being mostly offset by cash flows used by financing and investing activities. Our current ratio was 3.2 to 1 at May 31, 2013 in comparison with 2.6 to 1 at February 28, 2013. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million ($5.0 million available as of May 31, 2013) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of May 31, 2013, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2013. As of May 31, 2013, no amount was outstanding under this line of credit.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations at least through the end of fiscal 2014.

Off-Balance Sheet Arrangements

As of May 31, 2013 we had no off-balance sheet arrangements or obligations.

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

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of our confectionary products have occurred during the Christmas holiday through Mother’s Day. We believe the strongest sales of frozen yogurt products will occur during the summer months. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of May 31, 2013, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the prices of cocoa would result in an $170,000 favorable or unfavorable price benefit resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2013, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of May 31, 2013, of our disclosure controls and procedures. We acquired a 60% controlling interest in U-Swirl, Inc. in January 2013 and U-Swirl’s operations are consolidated into our unaudited financial statements included in this report.  As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at U-Swirl.  This exclusion is consistent with the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of May 31, 2013.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of U-Swirl, Inc. in January 2013, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of U-Swirl’s operations into the Company’s financial statements. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to U-Swirl. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.       Legal Proceedings

We are not currently involved in any material legal proceedings other than routine litigation incidental to our business.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

____________________________

* Filed herewith.

** Furnished herewith.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 15, 2013	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director