Form 10-Q
period 2013-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2013-10-15
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

On September 30, 2013, the registrant had outstanding 6,115,860 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31, Nine Months Ended
	2013	2012	201	2012
Revenues
Sales	$6,686,149	$6,230,144	$14,864,838	$14,320,770
Franchise and royalty fees	1,977,012	1,499,693	3,976,185	3,067,260
Total revenues	8,663,161	7,729,837	18,841,023	17,388,030

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $72,509, $71,928, $144,379 and $142,323, respectively	3,700,926	3,669,575	8,728,090	8,691,811
Franchise costs	519,649	558,094	998,459	1,102,520
Sales and marketing	462,721	408,805	968,158	869,987
General and administrative	1,208,115	701,742	2,478,819	1,541,838
Retail operating	944,013	893,260	1,784,975	1,824,273
Depreciation and amortization	235,997	230,406	471,753	467,546

Total costs and expenses	7,071,421	6,461,882	15,430,254	14,497,975

Income from Operations	1,591,740	1,267,955	3,410,769	2,890,055

Interest Income	15,324	11,487	26,988	22,781

Income Before Income Taxes	1,607,064	1,279,442	3,437,757	2,912,836

Income Tax Provision	510,568	450,660	1,094,722	1,021,725

Consolidated Net Income	$1,096,496	$828,782	$2,343,035	$1,891,111
Less: Net income attributable to non-controlling interest	68,712	-	135,944	-
Net Income attributable to RMCF	$1,027,784	$828,782	$2,207,091	$1,891,111

Basic Earnings per Common Share	$.17	$.14	$.36	$.31
Diluted Earnings per Common Share	$.16	$.13	$.35	$.30

Weighted Average Common Shares Outstanding	6,097,278	6,045,070	6,083,979	6,102,257
Dilutive Effect of Stock Options	388,051	155,133	312,733	153,226
Weighted Average Common Shares Outstanding, Assuming Dilution	6,485,329	6,200,203	6,396,712	6,255,483

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2012	February 28, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,138,645	$5,321,696
Accounts receivable, less allowance for doubtful accounts of $615,242 and $507,806, respectively	3,442,083	3,916,320
Notes receivable, current portion, less current portion of the valuation allowance of $10,382 and $10,382, respectively	498,650	197,078
Refundable income taxes	113,578	-
Inventories, less reserve for slow moving inventory of $204,563 and $253,148, respectively	5,183,894	4,221,036
Deferred income taxes	581,269	628,633
Other	516,906	259,170
Total current assets	14,475,025	14,543,933

Property and Equipment, Net	6,742,222	6,777,143

Other Assets
Notes receivable, less current portion and valuation allowance of $59,900 and $37,400, respectively	588,170	469,362
Goodwill, net	1,046,944	1,046,944
Franchise Rights	800,000	800,000
Intangible assets, net	15,193	635
Other	149,086	195,928
Total other assets	2,599,393	2,512,869

Total Assets	$23,816,640	$23,833,945

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,482,191	$1,998,897
Accrued salaries and wages	403,089	1,184,739
Other accrued expenses	1,201,331	1,294,487
Dividend payable	672,745	667,532
Deferred income	447,439	417,484

Total current liabilities	4,206,795	5,563,139

Deferred Income Taxes	822,139	881,694

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,115,860 and 6,068,470 issued and outstanding, respectively	183,476	182,054
Additional paid-in capital	7,910,130	7,559,442
Retained earnings	9,507,609	8,642,093
Non-controlling interest in equity of subsidiary	1,186,491	1,005,523
Total stockholders’ equity	18,787,706	17,389,112

Total liabilities and stockholders’ equity	$23,816,640	$23,833,945

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended August 31,
	2013	2012
Cash Flows From Operating activities
Net income	$2,207,091	$1,891,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471,753	467,546
Provision for obsolete inventory	22,126	30,000
Asset impairment and store closure losses	-	(17,000)
Provision for loss on accounts and notes receivable	132,132	139,000
Gain on sale of property and equipment	(907)	(28,870)
Expense recorded for stock compensation	268,462	229,900
Deferred income taxes	(12,191)	(221,032)
Changes in operating assets and liabilities:
Accounts receivable	416,507	209,917
Inventories	(702,542)	(147,205)
Other current assets	(258,393)	(167,431)
Accounts payable	(799,148)	(517,321)
Accrued liabilities	(988,384)	454,696
Deferred income	29,955	18,000
Net cash provided by operating activities	786,461	2,341,311

Cash Flows From Investing Activities
Addition to notes receivable	(603,188)	(36,215)
Proceeds received on notes receivable	108,406	123,199
Proceeds from sale or distribution of assets	2,600	668,000
Purchases of property and equipment	(408,404)	(517,413)
(Increase) decrease in other assets	183,789	(8,458)
Net cash provided by (used) in investing activities	(716,797)	229,113

Cash Flows From Financing Activities
Repurchase of common stock	-	(1,715,352)
Issuance of common stock	14,816	22,224
Tax benefit of stock awards	68,832	52,042
Dividends paid	(1,336,363)	(1,291,970)
Net cash used in financing activities	(1,252,715)	(2,933,056)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,183,051)	(362,632)

Cash and Cash Equivalents, Beginning of Period	5,321,696	4,125,444

Cash and Cash Equivalents, End of Period	$4,138,645	$3,762,812

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

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the franchise rights of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. U-Swirl, Inc. is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and is franchising this concept. U-Swirl has built and operates cafés owned and operated by U-Swirl, Inc. (“Company-owned”) and franchises to others the right to own and operate U-Swirl cafés. It also franchises and operates self-serve frozen yogurt cafes under the name “Yogurtini” and “Aspen Leaf Yogurt.”

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and frozen yogurt and other confectionery products. The following table summarizes the number of stores operating under RMCF and its subsidiaries at August 31, 2013:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	6	6
Franchise stores – Domestic stores	3	219	222
Franchise stores – Domestic kiosks	-	6	6
Franchise units – International	1	69	70
Cold Stone Creamery – co-branded	9	58	67
U-Swirl, Inc. Stores(Including Yogurtini and Aspen Leaf Yogurt)
Company-owned stores	-	12	12
Franchise stores – Domestic stores	6	68	74
Total	19	438	457

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended August 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Stock-Based Compensation

At August 31, 2013, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $125,653 and $268,462 of stock-based compensation expense during the three and six-month periods ended August 31, 2013, respectively, compared to $94,867 and $229,900 during the three and six-month periods ended August 31, 2012, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the six months ended August 31, 2013 and 2012:

	Six Months Ended August 31,
	2013	2012
Outstanding stock options as of February 28 or 29:	270,945	307,088
Granted	-	-
Exercised	(2,000)	(3,000)
Cancelled/forfeited	(88,725)	(14,952)
Outstanding stock options as of August 31:	180,220	289,136

Weighted average exercise price	$7.93	$10.67
Weighted average remaining contractual term (in years)	0.92	2.32

The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2013 and 2012:

	Six Months Ended August 31,
	2013	2012
Outstanding non-vested restricted stock units as of February 28 or 29:	57,030	101,980
Granted	280,900	-
Vested	(41,390)	(44,190)
Cancelled/forfeited	-	(560)
Outstanding non-vested restricted stock units as of August 31:	296,540	57,230

Weighted average grant date fair value	$12.09	$9.22
Weighted average remaining vesting period (in years)	5.49	1.63

During the six months ended August 31, 2013, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully vested, unrestricted shares of stock to non-employee directors in the six months ended August 31, 2012. There were no unrestricted shares of stock issued during the three-month periods ended August 31, 2013 or August 31, 2012. In connection with these non-employee director stock issuances, the Company recognized $48,400 and $37,200 of stock-based compensation expense during the six-month periods ended August 31, 2013 and 2012, respectively.

During the three and six month periods ended August 31, 2013, the Company recognized $125,653 and $220,061, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the three and six month periods ended August 31, 2013 and 2012, 41,390 and 44,190 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited shares granted as of August 31, 2013 was $3,500,868, which is expected to be recognized over the weighted-average period of 5.5 years.

There were no stock options awarded during the six months ended August 31, 2013 or August 31, 2012.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended August 31, 2013 there were no stock options excluded from the computation, compared with 101,661 stock options excluded from the computation of earnings per share for the three months ended August 31, 2012 because their effect would have been anti-dilutive. For the six months ended August 31, 2013 and 2012, 50,831 and 103,449 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2013	February 28, 2013
Ingredients and supplies	$2,948,547	$2,531,559
Finished candy	2,140,828	1,590,966
U-Swirl, Inc. food and packaging	94,519	98,511
Total inventories	$5,183,894	$4,221,036

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2013	February 28, 2013

Land	$513,618	$513,618
Building	4,777,476	4,764,005
Machinery and equipment	8,961,518	8,864,126
Furniture and fixtures	1,146,764	1,024,261
Leasehold improvements	1,995,492	1,930,991
Transportation equipment	392,755	392,755
	17,787,623	17,489,756

Less accumulated depreciation	11,045,401	10,712,613
Property and equipment, net	$6,742,222	$6,777,143

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Repurchases

On February 19, 2008, the Company announced the plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. Between May 1, 2012 and May 31, 2012, the Company repurchased 33,800 shares under the plan at an average price of $10.73 per share. Between June 1, 2012 and June 30, 2012, the Company repurchased 129,500 shares under the plan at an average price of $10.45 per share. There were no repurchases of common stock during the three and six months ended August 31, 2013.

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per share of common stock on March 15, 2013 to shareholders of record on March 1, 2013. The Company paid a quarterly cash dividend of $0.11 per share of common stock on June 14, 2013 to shareholders of record June 4, 2013. The Company declared a quarterly cash dividend of $0.11 per share of common stock on August 22, 2013 payable on September 13, 2013 to shareholders of record on September 3, 2013.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended August 31,
Cash paid (received) for:	2013	2012
Interest	$(21,105)	$(23,134)
Income taxes	1,572,736	453,580
Non-Cash Operating Activities
Accrued Inventory	282,442	209,817
Non-Cash Financing Activities
Dividend Payable	$672,745	$665,531

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

Three Months Ended August 31, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total

Total revenues	$1,538,025	$5,230,804	$636,389	$1,692,460	$-	$9,097,678
Intersegment revenues	-	(434,517)	-	-	-	(434,517)
Revenue from external customers	1,538,025	4,796,287	636,389	1,692,460	-	8,663,161
Segment profit (loss)	756,853	1,560,919	18,467	159,792	(888,967)	1,607,064
Total assets	1,348,904	11,171,172	1,237,907	3,881,872	6,176,785	23,816,640
Capital expenditures	7,078	164,628	11,167	63,750	103,637	350,260
Total depreciation & amortization	9,305	73,020	14,655	105,370	33,647	235,997

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Three Months Ended August 31, 2012	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total

Total revenues	$1,499,692	$5,080,496	$1,660,068	$-	$-	$8,240,256
Intersegment revenues	-	(510,419)	-	-	-	(510,419)
Revenue from external customers	1,499,692	4,570,077	1,660,068	-	-	7,729,837
Segment profit (loss)	628,016	1,344,529	64,829	-	(757,932)	1,279,442
Total assets	1,530,306	10,620,818	4,385,447	-	5,900,973	22,437,544
Capital expenditures	16,468	117,833	80,888	-	49,372	264,561
Total depreciation & amortization	9,713	72,840	109,047	-	38,806	230,406

Six Months Ended August 31, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total

Total revenues	$3,198,041	$11,956,859	$1,151,527	$3,409,866	$-	$19,716,293
Intersegment revenues	-	(875,270)	-	-	-	(875,270)
Revenue from external customers	3,198,041	11,081,589	1,151,527	3,409,866	-	18,841,023
Segment profit (loss)	1,605,298	3,309,387	(26,392)	327,871	(1,778,407)	3,437,757
Total assets	1,348,904	11,171,172	1,237,907	3,881,872	6,176,785	23,816,640
Capital expenditures	15,529	196,109	16,778	63,750	115,888	408,054
Total depreciation & amortization	17,898	145,392	29,396	210,947	68,120	471,753

Six Months Ended August 31, 2012	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total

Total revenues	$3,067,260	$12,036,927	$3,337,349	$-	$-	$18,441,536
Intersegment revenues	-	(1,053,506)	-	-	-	(1,053,506)
Revenue from external customers	3,067,260	10,983,421	3,337,349	-	-	17,388,030
Segment profit (loss)	1,296,951	3,162,796	77,463	-	(1,624,374)	2,912,836
Total assets	1,530,306	10,620,818	4,385,447	-	5,900,973	22,437,544
Capital expenditures	24,007	170,255	241,746	-	81,405	517,413
Total depreciation & amortization	21,093	144,177	225,828	-	76,448	467,546

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.0 million, or 10.6 percent, of the Company’s revenues from external customers during the six months ended August 31, 2013 compared to $2.2 million, or 12.8 percent of the Company’s revenues from external customers during the six months ended August 31, 2012.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2013		February 28, 2013
	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,777	$205,585	205,777	205,142
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Total				772,581	757,388	757,580	756,945
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				1,709,328	662,384	1,709,328	662,384

Franchise Rights				800,000	-	800,000	-

Total intangible assets				$3,281,908	$1,419,772	3,266,908	1,419,329

Amortization expense related to intangible assets totaled $443 and $4,988 during the six months ended August 31, 2013 and 2012, respectively. The decrease in amortization expense is primarily the result of some assets becoming fully amortized and Aspen Leaf Yogurt assets being sold. As of August 31, 2013 $15,193 net intangible assets subject to amortization remained to be amortized through fiscal year 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors. The Director operates two ALY locations under the Franchise Agreements and the Development Agreement. As of August 31, 2013, the Company had receivables of approximately $2,600 due from the Director associated with the director’s ownership and operation of the two current ALY locations.

U-Swirl, Inc. was owed $6,520 and $8,597 as of August 31, 2013 and February 28, 2013, respectively, from a U-Swirl franchise that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer. The corporate secretary and treasurer of the franchise is also the Company’s corporate secretary.

As of August 31, 2013 and February 28, 2013, U-Swirl, Inc. had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding our cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "believe," "expect," "anticipate," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Overview

We are a product-based international franchisor, confectionery manufacturer and retail operator. Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate, frozen yogurt, and other confectionery products. We also sell our candy in selected locations outside our system of retail stores to build brand awareness. We own and operate eighteen retail units as a laboratory to test marketing, design and operational initiatives.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same-store sales and increased same-store pounds purchased from the factory. Historically, unit growth has more than offset decreases in same-store sales and same-store pounds purchased.

Our ability to successfully achieve expansion of our franchise systems depends on many factors not within our control, including the availability of suitable sites for new store establishment, the availability of adequate financing options and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same-store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, same-store sales, and the receptivity of our franchise system to our product introductions and promotional programs.

In January 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC to U-Swirl, Inc., a publicly traded company (QTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. Upon completion of these transactions, we ceased to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations. We believe that the acquisition of 60% controlling interest in U-Swirl, Inc. will provide us with the ability to reverse operating losses incurred in prior fiscal years by the development and operation of Aspen Leaf Yogurt, LLC and provide an opportunity to continue to expand our presence in the self-serve frozen yogurt industry. Our ability to execute on this strategy is dependant upon continued expansion of the franchise network of U-Swirl, Inc. and the success of their franchisees. We have included U-Swirl Inc.’s performance into Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In March 2013, we entered into a License Agreement covering the Kingdom of Saudi Arabia. Under the terms of the agreement, the licensee agreed to open and begin operating four (4) Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of Saudi Arabia. If the licensee chooses to exercise the option prior to its expiration date, the licensee (or through third-party franchisees) will acquire the right to develop an additional six (6) Rocky Mountain Chocolate Factory stores in the Kingdom of Saudi Arabia.

In March 2013, we entered into a License Agreement covering South Korea. Under the terms of the agreement, the licensee agreed to open five (5) Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The first Rocky Mountain Chocolate Factory store was opened in Seoul, South Korea in May 2013. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of South Korea. If the licensee chooses to exercise the option prior to its expiration date, the licensee (or through third-party franchisees) will acquire the right to develop not less than 30 Rocky Mountain Chocolate Factory stores, inclusive of the five (5) stores developed under the terms of the initial License Agreement. As of September 30, 2013, five locations were operating under the agreement.

Results of Operations

Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

Basic earnings per share increased 21.4% from $.14 in the three months ended August 31, 2012 to $.17 in the three months ended August 31, 2013. Revenues increased 12.1% from $7.7 million in the three months ended August 31, 2012 to $8.7 million in the same period of the current year. Operating income increased 25.5% from $1.27 million in the three months ended August 31, 2012 to $1.59 million in the same period of the current year. Net income increased 24.0% from $829,000 in the three months ended August 31, 2012 to $1,028,000 in the same period of the current year. The increase in revenues, operating income and net income was due primarily to income from operations related to our frozen yogurt business, compared with an operating loss in our frozen yogurt business in the same period of the prior year.

Revenues	Three Months Ended
	August 31,		$	%
($’s in thousands)	2013	2012	Change	Change
Factory sales	$4,796.2	$4,673.2	$123.0	2.6%
Retail sales	1,889.9	1,556.9	333.0	21.4%
Franchise fees	61.8	35.2	26.6	75.6%
Royalty and Marketing fees	1,915.2	1,464.5	450.7	30.8%
Total	$8,663.1	$7,729.8	$933.3	12.1%

Factory Sales

The increase in factory sales for the three months ended August 31, 2013 versus the three months ended August 31, 2012 was primarily due to a 2.2% increase in same-store pounds purchased by our network of domestic franchised stores and an increase in shipments of product to customers outside our network of franchise retail locations. We believe the increase in same store pounds purchased during the period to primarily be the result of an increase in same-store retail sales at franchised Rocky Mountain Chocolate Factory retail locations. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 1.7% in the three months ended August 31, 2013, compared with the three months ended August 31, 2012.

Retail Sales

The increase in retail sales was primarily due to changes in units in operation, resulting from the acquisition of a majority ownership in U-Swirl, Inc. Same store sales at Company-owned stores decreased 0.4% in the three months ended August 31, 2013 compared to the three months ended August 31, 2012.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended August 31, 2012 to the three months ended August 31, 2013 resulted from a 18.6% increase in domestic franchise stores in operation from the three months ended August 31, 2012 to the three months ended August 31, 2013, primarily as a result of our acquisition of a majority ownership position in the U-Swirl franchise system. This increase was partially offset by a 5.5% decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 238 in the three months ended August 31, 2012 to 225 during the three months ended August 31, 2013. This decrease is primarily the result of domestic store closures exceeding domestic store openings. Franchise fee revenues increased as a result of an increase in the number of domestic franchise store openings from two in the three months ended August 31, 2012 to nine openings in the three months ended August 31, 2013. This increase was primarily the result of U-Swirl, Inc. franchise openings.

Costs and Expenses	Three Months Ended August 31,		$	%
($’s in thousands)	2013	2012	Change	Change

Cost of sales – factory adjusted	$3,077.5	$3,068.6	$8.9	0.3%
Cost of sales - retail	623.4	601.0	22.4	3.7%
Franchise costs	519.7	558.1	(38.4)	(6.9% )
Sales and marketing	462.7	408.8	53.9	13.2%
General and administrative	1,208.1	701.7	506.4	72.2%
Retail operating	944.0	893.3	50.7	5.7%
Total	$6,835.4	$6,231.5	$603.9	9.7%

Adjusted Gross Margin	Three Months Ended August 31,		$	%
($’s in thousands)	2013	2012	Change	Change

Factory adjusted gross margin	$1,718.7	$1,604.6	$114.1	7.1%
Retail	1,266.5	955.9	310.6	32.5%
Total	$2,985.2	$2,560.5	$424.7	16.6%

Adjusted Gross Margin	Three Months Ended
	August 31,		%	%
	2013	2012	Change	Change
(Percent)
Factory adjusted gross margin	35.8%	34.3%	1.5%	4.4%
Retail	67.0%	61.4%	5.6%	9.1%
Total	44.6%	41.1%	3.5%	8.5%

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin, and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as an analytical tool because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	Three Months Ended
	August 31,
($’s in thousands)	2013	2012
Factory adjusted gross margin	$1,718.7	$1,604.6
Less: Depreciation and Amortization	72.5	71.9
Factory GAAP gross margin	$1,646.2	$1,532.7

Costs and Expenses

Cost of Sales

Factory margins increased 150 basis points in the three months ended August 31, 2013 compared to the three months ended August 31, 2012 due primarily to an increase in the average selling price of products to domestic franchise units. The increase in Company-owned store margin is due primarily to an increase in U-Swirl stores in operation and the associated higher margins.

Franchise Costs

The decrease in franchise costs in the three months ended August 31, 2013 versus the three months ended August 31, 2012 is due primarily to a decrease in franchise development costs associated with Aspen Leaf Yogurt due to the sale of the Aspen Leaf Yogurt concept to U-Swirl in January 2013, partially offset by increased franchise costs from the consolidation of U-Swirl, Inc. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 26.3% in the three months ended August 31, 2013 from 37.2% in the three months ended August 31, 2012. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 31.8% increase in royalty, marketing and franchise fee revenue as a result of an increase in system-wide franchise stores in the three months ended August 31, 2013.

Sales and Marketing

The increase in sales and marketing costs for the three months ended August 31, 2013 compared to the three months ended August 31, 2012 is primarily due to increased marketing-related compensation costs and an increase in marketing costs associated with U-Swirl, Inc. franchise locations.

General and Administrative

The increase in general and administrative costs for the three months ended August 31, 2013 compared to the three months ended August 31, 2012 is due primarily to the consolidation of U-Swirl, Inc.’s general and administrative costs and an increase in compensation related expenses. For the three months ended August 31, 2013, approximately $310,000 of U-Swirl, Inc. general and administrative costs were consolidated within our results, compared with no amount in the three months ended August 31, 2012. As a percentage of total revenues, general and administrative expenses increased to 13.9% in the three months ended August 31, 2013 compared to 9.5% in the three months ended August 31, 2012.

Retail Operating Expenses

The increase in retail operating expense was primarily due to an increase in the average number of Company-owned stores in operation. The average number of Company-owned stores in operation increased from 17 during the three months ended August 31, 2012 to 19 units in the same period of the current year. Retail operating expenses, as a percentage of retail sales, decreased from 57.4% in the three months ended August 31, 2012 to 50.0% in the same period of the current year. This decrease is primarily the result of a change in units in operation, resulting from the acquisition of a majority interest in U-Swirl, Inc.

Depreciation and Amortization

Depreciation and amortization of $236,000 in the three months ended August 31, 2013 increased 2.6% from $230,000 incurred in the three months ended August 31, 2012, due to additional depreciable assets in service related to the increase in Company-owned stores in operation.

Interest Income

Interest income of $15,000 realized in the three months ended August 31, 2013 represents an increase of $3,500 from the $11,500 realized in the three months ended August 31, 2012 due to an increase in notes receivable.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2013 was 31.8%, compared to 35.2% for the three months ended August 31, 2012. The decrease of 3.4% was primarily the result of the consolidation of the U-Swirl, Inc. net operating income. U-Swirl, Inc. has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when the Company acquired its 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Six Months Ended August 31, 2013 Compared to the Six Months Ended August 31, 2012

Basic earnings per share increased 16.1% from $.31 for the six months ended August 31, 2012 to $.36 for the six months ended August 31, 2013. Revenues increased 8.4% to $18.8 million for the six months ended August 31, 2013 compared to $17.4 million in the same period of the prior year. Operating income increased 18.0% from $2.9 million in the six months ended August 31, 2012 to $3.4 million in the same period of the current year. Net income increased 16.7% from $1.9 million in the six months ended August 31, 2012 to $2.2 million in the same period of the current year. The increase in revenues, operating income and net income was due primarily to income from operations related to our frozen yogurt business, compared with an operating loss in our frozen yogurt business in the same period of the prior year.

Revenues	Six Months Ended
	August 31,		$	%
($’s in thousands)	2013	2012	Change	Change
Factory sales	$11,081.6	$11,161.8	$ (80.2)	(0.7%)
Retail sales	3,783.2	3,158.9	624.3	19.8%
Franchise fees	338.2	159.1	179.1	112.6%
Royalty and marketing fees	3,638.0	2,908.2	729.8	25.1%
Total	$18,841.0	$17,388.0	$1,453.0	8.4%

Factory Sales

The decrease in factory sales for the six months ended August 31, 2013 versus the six months ended August 31, 2012 was primarily due to a 7.1% decrease in shipments of product to customers outside our network of franchised retail stores and a 5.0% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation. These decreases were partially offset by a 2.5% increase in same-store pounds purchased by our network of franchised stores.

Retail Sales

The increase in retail sales was primarily due to changes in units in operation, resulting from the acquisition of a majority ownership in U-Swirl, Inc. Same store sales at Company-owned stores increased 1.2% in the six months ended August 31, 2013 compared to the six months ended August 31, 2012.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the six months ended August 31, 2012 to the six months ended August 31, 2013 resulted from a 17.3% increase in domestic franchise stores in operation from the six months ended August 31, 2012 to the six months ended August 31, 2013, primarily as a result of our acquisition of a majority ownership position in the U-Swirl franchise system. This increase was partially offset by a decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 238 in the six months ended August 31, 2012 to 226 during the six months ended August 31, 2013. This decrease is primarily the result of domestic store closures exceeding domestic store openings. Franchise fee revenues increased primarily as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in South Korea and the Kingdom of Saudi Arabia. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 2.4% in the six months ended August 31, 2013, compared with the six months ended August 31, 2012.

Costs and Expenses	Six Months Ended August 31,		$	%
($’s in thousands)	2013	2012	Change	Change

Cost of sales – factory adjusted	$7,454.7	$7,500.8	$ (46.1)	(0.6% )
Cost of sales - retail	1,273.4	1,191.0	82.4	6.9%
Franchise costs	998.5	1,102.5	(104.0)	(9.4% )
Sales and marketing	968.1	870.0	98.1	11.3%
General and administrative	2,478.8	1,541.8	937.0	60.8%
Retail operating	1,785.0	1,824.3	(39.3)	(2.2% )
Total	$14,958.5	$14,030.4	$928.1	6.6%

Adjusted gross margin	Six Months Ended August 31,		$	%
($’s in thousands)	2013	2012	Change	Change

Factory adjusted gross margin	$3,626.9	$3,661.0	$ (34.1)	(0.9% )
Retail	2,509.8	1,967.9	541.9	27.5%
Total	$6,136.7	$5,628.9	$507.8	9.0%

Adjusted Gross Margin	Six Months Ended
	August 31,		%	%
	2013	2012	Change	Change
(Percent)
Factory adjusted gross margin	32.7%	32.8%	(0.1% )	(0.3% )
Retail	66.3%	62.3%	4.0%	6.4%
Total	41.3%	39.3%	2.0%	5.1%

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin, and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as an analytical tool because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	Six Months Ended
	August 31,
($’s in thousands)	2013	2012
Factory adjusted gross margin	$3,626.9	$3,661.0
Less: Depreciation and Amortization	144.4	142.3
Factory GAAP gross margin	$3,482.5	$3,518.7

Costs and Expenses

Cost of Sales

Factory margins decreased 10 basis points in the six months ended August 31, 2013 compared to the six months ended August 31, 2012 due primarily to a decline in manufacturing efficiencies associated with 2.5% lower production volume in the six months ended August 31, 2013 compared to the six months ended August 31, 2012. The increase in Company-owned store margin is due primarily to an increase in U-Swirl stores in operation and associated higher margins.

Franchise Costs

The decrease in franchise costs for the six months ended August 31, 2013 compared to the six months ended August 31, 2012 is due primarily to a decrease in franchise development costs associated with Aspen Leaf Yogurt due to the sale of the Aspen Leaf Yogurt concept to U-Swirl in January 2013, partially offset by increased franchise costs from the consolidation of U-Swirl, Inc. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.1% in the six months ended August 31, 2013 from 35.9% in the six months ended August 31, 2012. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 29.6% increase in royalty, marketing and franchise fee revenue as a result of an increase in system-wide franchise stores in the six months ended August 31, 2013 compared to the six months ended August 13, 2012.

Sales and Marketing

The increase in sales and marketing costs for the six months ended August 31, 2013 compared to the six months ended August 31, 2012 is primarily due to increased marketing-related compensation costs and an increase in marketing costs associated with U-Swirl, Inc. franchise locations.

General and Administrative

The increase in general and administrative costs for the six months ended August 31, 2013 compared to the six months ended August 31, 2012 is due primarily to the consolidation of U-Swirl, Inc.’s general and administrative costs and an increase in compensation related expenses. For the six months ended August 31, 2013, approximately $716,000 of U-Swirl, Inc. general and administrative costs were consolidated within our results, compared with no amount in the six months ended August 31, 2012. As a percentage of total revenues, general and administrative expenses increased to 13.2% in the six months ended August 31, 2013 compared to 8.9% in the same period of the prior year.

Retail Operating Expenses

The decrease in retail operating expense was primarily due to a change in the mix of Company-owned stores in operation, resulting from the acquisition of a majority interest in U-Swirl, Inc. during the six months ended August 31, 2013 compared with the same period of the prior year. The average number of Company-owned stores in operation increased from 18 during the six months ended August 31, 2012 to 20 units in the same period of the current year. Retail operating expenses, as a percentage of retail sales, decreased from 57.8% in the six months ended August 31, 2012 to 47.2% in the same period of the current year. This decrease is primarily the result of a change in units in operation, resulting from the acquisition of a majority interest in U-Swirl, Inc.

Depreciation and Amortization

Depreciation and amortization of $472,000 in the six months ended August 31, 2013 increased 0.9% from $468,000 incurred in the six months ended August 31, 2012 due to additional depreciable assets in service.

Interest Income

Interest income of $27,000 realized in the six months ended August 31, 2013 represents an increase of $4,000 from the $23,000 realized in the same period of the prior year due to higher balances of notes receivable.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2013 was 31.8%, compared to 35.1% for the six months ended August 31, 2012. The decrease of 3.3% was primarily the result of the consolidation of the U-Swirl, Inc. net operating income. U-Swirl, Inc. has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when the Company acquired its 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Liquidity and Capital Resources

As of August 31, 2013, working capital was $10.3 million, compared with $9.0 million as of February 28, 2013, an increase of $1.3 million. The change in working capital was due primarily to operating results less the payment of dividends an increase in notes receivable and the purchase of equipment.

Cash and cash equivalent balances decreased from $5.32 million as of February 28, 2013 to $4.14 million as of August 31, 2013 as a result of cash dividend payments of $1.3 million partially offset by cash flows provided by operating activities. Our current ratio was 3.44 to 1 at August 31, 2013 in comparison with 2.61 to 1 at February 28, 2013. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million (no amount was outstanding as of August 31, 2013) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2013, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2014.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations at least through the end of fiscal 2014.

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2013, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the prices of cocoa would result in an $95,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2013, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of August 31, 2013, of our disclosure controls and procedures. We acquired a 60% controlling interest in U-Swirl, Inc. in January 2013 and U-Swirl’s operations are consolidated into our unaudited financial statements included in this report.  As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at U-Swirl.  This exclusion is consistent with the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of August 31, 2013.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of U-Swirl, Inc. in January 2013, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of U-Swirl’s operations into the Company’s financial statements. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to U-Swirl. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not Applicable

Item 5.     Other Information

None

Item 6.     Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on May 22, 2009)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007)

10.1*	Promissory Note dated August 2, 2013 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant

10.2*	Business Loan Agreement dated August 2, 2013 between Wells Fargo Bank and the Registrant

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 15, 2013	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director