Form 10-Q
period 2013-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2014-01-21
CIK 785815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

On January 1, 2014, the registrant had outstanding 6,115,860 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

 FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Revenues
Sales	$7,801,296	$7,327,659	$22,666,134	$21,648,429
Franchise and royalty fees	1,478,698	1,308,145	5,454,883	4,375,405
Total revenues	9,279,994	8,635,804	28,121,017	26,023,834

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $72,102, $68,388, $214,425 and $206,953, respectively	5,061,615	4,769,166	13,789,705	13,460,977
Franchise costs	510,145	457,558	1,508,604	1,560,078
Sales and marketing	555,833	447,887	1,523,991	1,317,874
General and administrative	1,146,214	847,862	3,625,033	2,389,700
Retail operating	803,338	743,805	2,588,313	2,568,078
Depreciation and amortization	198,466	224,044	670,219	691,590
Impairment loss – Aspen Leaf Yogurt long-lived assets	-	1,978,216	-	1,978,216

Total costs and expenses	8,275,611	9,468,538	23,705,865	23,966,513

Income (Loss) from Operations	1,004,383	(832,734)	4,415,152	2,057,321

Interest Income	16,702	10,368	43,690	33,149

Income (Loss) Before Income Taxes	1,021,085	(822,366)	4,458,842	2,090,470

Income Tax Provision (Benefit)	406,886	(312,882)	1,501,608	708,843

Consolidated Net Income (Loss)	$614,199	$(509,484)	$2,957,234	$1,381,627
Less: Net (loss) income attributable to non-controlling interest	(84,975)	-	50,969	-
Net income (loss) attributable to RMCF	$699,174	$(509,484)	$2,906,265	$1,381,627

Basic Earnings (Loss) per Common Share	$.11	$(.08)	$.48	$.23
Diluted Earnings (Loss) per Common Share	$.11	$(.08)	$.45	$.22

Weighted Average Common Shares Outstanding	6,115,860	6,050,279	6,094,529	6,085,057
Dilutive Effect of Stock Options	364,692	130,577	329,927	145,731
Weighted Average Common Shares Outstanding, Assuming Dilution	6,480,552	6,180,856	6,424,456	6,230,788

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2013	2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,407,316	$5,321,696
Accounts receivable, less allowance for doubtful accounts of $694,463 and $507,806, respectively	4,447,414	3,916,320
Notes receivable, current portion, less current portion of the valuation allowance of $32,882 and $10,382, respectively	455,679	197,078
Refundable income taxes	240,620	-
Inventories, less reserve for slow moving inventory of $209,196 and $253,148, respectively	4,677,494	4,221,036
Deferred income taxes	677,209	628,633
Other	467,752	259,170
Total current assets	14,373,484	14,543,933

Property and Equipment, Net	7,251,058	6,777,143

Other Assets
Notes receivable, less current portion and valuation allowance of $37,400 and $37,400, respectively	533,317	469,362
Goodwill, net	1,050,284	1,046,944
Franchise rights	800,000	800,000
Intangible assets, net	14,659	635
Other	219,398	195,928
Total other assets	2,617,658	2,512,869

Total assets	$24,242,200	$23,833,945

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,401,157	$1,998,897
Accrued salaries and wages	618,077	1,184,739
Other accrued expenses	1,204,872	1,294,487
Dividend payable	672,745	667,532
Deferred income	442,986	417,484

Total current liabilities	4,339,837	5,563,139

Deferred Income Taxes	934,573	881,694

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,115,860 and 6,068,470 issued and outstanding, respectively	183,476	182,054
Additional paid-in capital	8,076,794	7,559,442
Retained earnings	9,534,037	8,642,093
Non-controlling interest in equity of subsidiary	1,173,483	1,005,523
Total stockholders’ equity	18,967,790	17,389,112

Total liabilities and stockholders’ equity	$24,242,200	$23,833,945

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2013	2012
Cash Flows From Operating activities
Net income	$2,906,265	$1,381,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670,219	691,590
Impairment loss – Aspen Leaf Yogurt long-lived assets	-	1,978,216
Provision for loss on accounts and notes receivable	212,400	245,000
Provision for obsolete inventory	32,936	45,000
Asset impairment and store closure losses	-	(17,000)
Gain on sale or acquisition of property and equipment	(907)	(24,957)
Expense recorded for stock compensation	435,126	324,767
Deferred income taxes	4,303	(322,344)
Changes in operating assets and liabilities:
Accounts receivable	(613,566)	(656,248)
Inventories	(36,687)	9,150
Other current assets	(211,981)	(57,608)
Accounts payable	(1,050,447)	(542,793)
Accrued liabilities	(896,897)	(134,605)
Deferred income	25,502	(16,070)
Net cash provided by operating activities	1,476,266	2,903,725

Cash Flows From Investing Activities
Addition to notes receivable	(684,098)	(36,215)
Proceeds received on notes receivable	231,614	169,279
Proceeds from sale or distribution of assets	2,600	669,300
Purchases of property and equipment	(1,112,431)	(691,493)
Increase in other assets	97,129	(5,672)
Net cash provided by (used in) investing activities	(1,465,186)	105,199

Cash Flows From Financing Activities
Repurchase of common stock	-	(1,715,352)
Issuance of common stock	14,816	22,224
Tax benefit of stock awards	68,832	52,042
Dividends paid	(2,009,108)	(1,957,500)
Net cash used in financing activities	(1,925,460)	(3,598,586)

Net Decrease in Cash and Cash Equivalents	(1,914,380)	(589,662)

Cash and Cash Equivalents, Beginning of Period	5,321,696	4,125,444

Cash and Cash Equivalents, End of Period	$3,407,316	$3,535,782

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

Rocky Mountain Chocolate Factory, Inc. (“RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

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

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the franchise rights of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. U-Swirl, Inc. is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl, Inc. launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and is franchising this concept. U-Swirl, Inc. has built and operates cafés owned and operated by U-Swirl, Inc. (“Company-owned”) and franchises to others the right to own and operate U-Swirl, Inc. cafés. It also franchises and operates self-serve frozen yogurt cafes under the names “Yogurtini,” “Aspen Leaf Yogurt,” and “Josie’s Frozen Yogurt.”

In October 2013, we acquired the franchise rights to nine self-serve frozen yogurt cafés, and license agreements to two self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC (“Josie’s”).

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt and other confectionery products. The following table summarizes the number of stores operating under RMCF and U-Swirl, Inc. at November 30, 2013:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	7	7
Franchise stores – Domestic stores	3	215	218
Franchise stores – Domestic kiosks	-	7	7
Franchise units – International	1	72	73
Cold Stone Creamery – co-branded	8	59	67
U-Swirl, Inc. Stores (Including Yogurtini, Josie’s and Aspen Leaf Yogurt)
Company-owned stores	-	8	8
Franchise stores – Domestic stores	5	77	82
Total	17	445	462

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Subsequent Events

On January 17, 2014 U-Swirl, Inc., our majority-owned subsidiary, acquired the franchise rights and certain operating assets of CherryBerry Enterprises, LLC, including affiliates, and Yogli Mogli, LLC, including affiliates.  CherryBerry Enterprises, LLC franchises and operates 156 self-serve frozen yogurt cafés in 25 states, Canada, Pakistan, and Turkey.  CherryBerry Enterprises, LLC and certain affiliates, including one Company-owned café, were acquired for approximately $4.25 million in cash and 4 million shares of U-Swirl common stock.  Yogli Mogli, LLC, franchises 22 self-serve frozen yogurt cafés and operates four company-owned cafés.  Yogli Mogli, LLC and certain affiliates, including four Company-owned cafés were acquired for $2.15 million in cash and $200,000 in U-Swirl common stock.  The acquisitions by U-Swirl, Inc. were funded through a $7.75 million convertible note with Rocky Mountain Chocolate Factory, Inc.  As of January 21, 2014 U-Swirl, Inc. has 267 café locations, including 13 Company-owned cafés, 251 domestic franchise cafés and three international cafés.

Stock-Based Compensation

At November 30, 2013, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $166,664 and $435,126 of Rocky Mountain Chocolate Factory, Inc. stock-based compensation expense during the three and nine month periods ended November 30, 2013, respectively, compared to $94,867 and $324,767, during the three and nine month periods ended November 30, 2012, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the nine months ended November 30, 2013 and November 30, 2012:

	Nine Months Ended
	November 30,
	2013	2012
Outstanding stock options as of February 28 or 29:	270,945	307,088
Granted	-	-
Exercised	(2,000)	(3,000)
Cancelled/forfeited	(88,725)	(14,952)
Outstanding stock options as of November 30:	180,220	289,136

Weighted average exercise price	$7.93	$10.67
Weighted average remaining contractual term (in years)	0.67	2.07

There were no options granted during the nine months ended November 30, 2013 or November 30, 2012.

The following table summarizes non-vested restricted stock unit transactions for common stock during the nine months ended November 30, 2013 and November 30, 2012:

	Nine Months Ended
	November 30,
	2013	2012
Outstanding non-vested restricted stock units as of February 28 or 29:	57,030	101,980
Granted	280,900	-
Vested	(41,390)	(44,190)
Cancelled/forfeited	(1,500)	(560)
Outstanding non-vested restricted stock units as of November 30:	295,040	57,230

Weighted average grant date fair value	$12.09	$9.22
Weighted average remaining vesting period (in years)	5.24	1.38

During the nine months ended November 30, 2013, the Company issued 4,000 fully-vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock to non-employee directors in the nine months ended November 30, 2012. There were no unrestricted shares issued during the three-month periods ended November 30, 2013 or November 30, 2012. In connection with these non-employee director stock issuances, the Company recognized $48,400 and $37,200 of stock-based compensation expense during the nine-month periods ended November 30, 2013 and 2012, respectively.

During the three and nine month periods ended November 30, 2013, the Company recognized $166,664 and $386,726, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the nine months ended November 30, 2013, 41,390 restricted stock units vested and were issued as common stock. Total unrecognized compensation expense of non-vested, non-forfeited shares granted as of November 30, 2013 was $3,314,703, which is expected to be recognized over the remaining weighted-average period of 5.24 years.

The Company recognized $11,987 and $53,512 of U-Swirl, Inc. stock-based compensation expense during the three and nine month periods ended November 30, 2013, respectively. No amount of U-Swirl, Inc. stock-based compensation expense was recognized during the three and nine month periods ended November 30, 2012, respectively, because the results of U-Swirl, Inc. were not consolidated within our results for that period. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended November 30, 2013 and 2012, 12,936 and 101,661 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. For the nine months ended November 30, 2013 and 2012, 42,511 and 102,853 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2013	February 28, 2013
Ingredients and supplies	$2,675,075	$2,531,559
Finished candy	2,136,308	1,844,114
U-Swirl, Inc. food and packaging	75,307	98,511
Less reserve for slow moving inventory	(209,196)	(253,148)
Total inventories	$4,677,494	$4,221,036

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2013	February 28, 2013
Land	$513,618	$513,618
Building	4,777,476	4,764,005
Machinery and equipment	9,815,703	8,864,126
Furniture and fixtures	1,078,231	1,024,261
Leasehold improvements	1,911,711	1,930,991
Transportation equipment	394,508	392,755

	$18,491,247	$17,489,756

Less accumulated depreciation	11,240,189	10,712,613
Property and equipment, net	$7,251,058	$6,777,143

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Repurchases

On February 19, 2008, the Company announced the plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. Between May 1, 2012 and May 31, 2012, the Company repurchased 33,800 shares under the plan at an average price of $10.73 per share. Between June 1, 2012 and June 30, 2012, the Company repurchased 129,500 shares under the plan at an average price of $10.45 per share. There were no repurchases of common stock during the three and nine months ended November 30, 2013.

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per share of common stock on March 15, 2013 to shareholders of record on March 1, 2013. The Company paid a quarterly cash dividend of $0.11 per share of common stock on June 14, 2013 to shareholders of record June 4, 2013. The Company paid a quarterly cash dividend of $0.11 per share of common stock on September 13, 2013 to shareholders of record September 3, 2013. The Company declared a quarterly cash dividend of $0.11 per share of common stock on November 12, 2013 payable on December 13, 2013 to shareholders of record on November 29, 2013.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2013	2012
Cash paid (received) for:
Interest	$(34,637)	$(33,659)
Income taxes	2,090,170	979,145
Non-Cash Operating Activities Accrued Inventory	452,707	326,401
Non-Cash Financing Activities Dividend Payable	$672,745	$665,531

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Rocky Mountain Chocolate Factory Retail Stores, U-Swirl, Inc. operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these financial statements and Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended November 30, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,181,577	$7,128,169	$436,755	$1,039,498	$-	$9,785,999
Intersegment revenues	-	(506,005)	-	-	-	(506,005)
Revenue from external customers	1,181,577	6,622,164	436,755	1,039,498	-	9,279,994
Segment profit (loss)	351,215	1,850,702	(124,432)	(197,616)	(858,784)	1,021,085
Total assets	1,091,984	12,345,986	1,327,840	3,586,150	5,890,240	24,242,200
Capital expenditures	30,430	590,234	(16,483)	74,118	26,077	704,376
Total depreciation & amortization	$9,534	$74,338	$14,698	$61,318	$38,578	$198,466

Three Months Ended November 30, 2012	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,308,146	$6,799,847	$1,089,431	$-	$-	$9,197,424
Intersegment revenues	-	(561,619)	-	-	-	(561,619)
Revenue from external customers	1,308,146	6,238,228	1,089,431	-	-	8,635,805
Segment profit (loss)	503,380	1,727,587	(2,131,270)	-	(922,062)	(822,365)
Total assets	1,316,002	11,499,337	2,422,986	-	5,541,326	20,779,651
Capital expenditures	-	85,058	12,357	-	76,665	174,080
Total depreciation & amortization	$9,067	$73,012	$103,255	$-	$38,710	$224,044

Nine Months Ended November 30, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$4,379,618	$19,085,028	$1,588,282	$4,449,364	$-	$29,502,292
Intersegment revenues	-	(1,381,275)	-	-	-	(1,381,275)
Revenue from external customers	4,379,618	17,703,753	1,588,282	4,449,364	-	28,121,017
Segment profit (loss)	1,956,513	5,160,089	(150,823)	130,255	(2,637,190)	4,458,844
Total assets	1,091,984	12,345,986	1,327,840	3,586,150	5,890,240	24,242,200
Capital expenditures	45,959	786,343	295	137,868	141,965	1,112,430
Total depreciation & amortization	$27,432	$219,730	$44,093	$272,266	$106,698	$670,219

Nine Months Ended November 30, 2012	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$4,375,405	$18,836,774	$4,426,780	$-	$-	$27,638,959
Intersegment revenues	-	(1,615,125)	-	-	-	(1,615,125)
Revenue from external customers	4,375,405	17,221,649	4,426,780	-	-	26,023,834
Segment profit (loss)	1,800,330	4,890,384	(2,053,806)	-	(2,546,438)	3,948,945
Total assets	1,316,002	11,499,337	2,422,986	-	5,541,326	20,779,651
Capital expenditures	24,007	255,313	254,103	-	158,070	1,861,708
Total depreciation & amortization	$30,160	$217,189	$329,083	$-	$115,158	$691,590

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.6 million, or 9.2 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2013 compared to $2.5 million, or 9.6 percent of the Company’s revenues from external customers during the nine months ended November 30, 2012.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2013		February 28, 2013
	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,777	$206,118	$205,777	$205,142
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Total				772,580	757,921	757,580	756,945
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				23,340	-	20,000	-
Total Goodwill				1,712,668	662,384	1,709,328	662,384

Franchise Rights				800,000	-	800,000	-

Total intangible assets				$3,285,248	$1,420,305	$3,266,908	$1,419,329

Amortization expense related to intangible assets totaled $977 and $6,817 during the nine months ended November 30, 2013 and 2012, respectively. As of November 30, 2013, $14,659 net intangible assets subject to amortization remained to be amortized through fiscal year 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors. The Director operates two ALY locations under the Franchise Agreements and the Development Agreement. As of November 30, 2013, the Company had receivables of approximately $700 due from the Director associated with the director’s ownership and operation of the two current ALY locations.

U-Swirl, Inc. was owed $10,629 and $8,597 as of November 30, 2013 and February 28, 2013, respectively, from a U-Swirl franchise that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer. The corporate secretary and treasurer of the franchise is also the Company’s corporate secretary.

As of November 30, 2013 and February 28, 2013, U-Swirl, Inc. had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

NOTE 10 – IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 11 – COMPANY OWNED STORE CLOSURES

In November 2013 the Company closed four under performing Company-owned Aspen Leaf Yogurt Cafés. The operation of these locations was transferred to U-Swirl, Inc. in January 2013 as a part of the transaction to acquire a controlling interest in U-Swirl, Inc. These assets were transferred in exchange for $400,000 in non-recourse promissory notes.

During the three months ended November 30, 2012 the Company recorded an impairment charge for certain long-lived assets associated with the continued operation of Aspen Leaf Yogurt locations; see Note 10 to these financial statements. The impairment loss recorded in the three months ended November 30, 2012 considered the value of assets associated with these closures and during that period the assets were reduced to their estimated fair value at that time.

The Company has performed a subsequent review of the fair value of these assets and has determined that no further impairment is necessary. These assets will be utilized in Company-owned U-Swirl, Inc. locations, or sold to prospective U-Swirl, Inc. franchisees. The Company will continue to evaluate the fair value of these assets.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding our cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "believe," "expect," "anticipate," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc. and our self-serve frozen yogurt growth strategy generally, receptiveness of our products internationally, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

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

In March 2013, we entered into a License Agreement covering the Kingdom of Saudi Arabia. Under the terms of the agreement, the licensee agreed to open and begin operating four (4) Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of Saudi Arabia. If the licensee chooses to exercise the option prior to its expiration date, the licensee (or through third-party franchisees) will acquire the right to develop an additional six (6) Rocky Mountain Chocolate Factory stores in the Kingdom of Saudi Arabia. No locations were opened under the License Agreement as of December 31, 2013.

In March 2013, we entered into a License Agreement covering South Korea. Under the terms of the agreement, the licensee agreed to open five (5) Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The first Rocky Mountain Chocolate Factory store was opened in Seoul, South Korea in May 2013. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of South Korea. If the licensee chooses to exercise the option prior to its expiration date, the licensee (or through third-party franchisees) will acquire the right to develop not less than 30 Rocky Mountain Chocolate Factory stores, inclusive of the five (5) stores developed under the terms of the initial License Agreement. As of December 31, 2013, five locations were operating under the License Agreement.

Results of Operations

Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

Basic earnings per share improved from a loss of $.08 per share in the three months ended November 30, 2012 to earnings of $.11 per share in the three months ended November 30, 2013. Revenues increased 7.5% from $8.6 million in the three months ended November 30, 2012 to $9.3 million in the three months ended November 30, 2013. Operating income improved from a loss of $833,000 in the three months ended November 30, 2012 to operating income of $1,004,000 in the three months ended November 30, 2013. Net income improved from a net loss of $509,000 in the three months ended November 30, 2012 to a net income of $699,000 in the three months ended November 30, 2013. The improvement in operating income and net income for the three months ended November 30, 2013 compared to November 30, 2012 was due primarily to an impairment loss for ALY operations being recognized in the amount of $1.98 million for long-lived assets related to eight underperforming Company-owned stores during the three months ended November 30, 2012.

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

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2013	2012	Change	Change
Factory sales	$6,622.1	$6,323.4	$298.7	4.7%
Retail sales	1,179.2	1,004.3	174.9	17.4%
Franchise fees	52.7	88.4	(35.7)	(40.4%)
Royalty and Marketing fees	1,426.0	1,219.7	206.3	16.9%
Total	$9,280.0	$8,635.8	$644.2	7.5%

Factory Sales

The increase in factory sales during the three months ended November 30, 2013 compared to the three months ended November 30, 2012 was primarily due to a 31.8% increase in shipments to customers outside our system of franchised retail locations and an increase in sales to international and co-branded locations. These increases were partially offset by a 4.9% decrease in same-store pounds purchased by our network of franchised stores. We believe the decline in same store pounds purchased was largely the result of the lower number of retail shopping days following the Thanksgiving holiday in the three months ended November 30, 2013 compared to the three months ended November 30, 2012 and the resulting shift of certain orders into the subsequent quarter.

Retail Sales

The increase in retail sales for the three months ended November 30, 2013 compared with the three months ended November 30, 2012 was primarily due to changes in units in operation, resulting from the acquisition of a majority ownership in U-Swirl, Inc. in January 2013. The increase was partially offset by a 7.6% decrease in same store sales at Company-owned stores in the three months ended November 30, 2013 compared to the three months ended November 30, 2012.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended November 30, 2012 to the three months ended November 30, 2013 resulted from a 23.7% increase in domestic franchise stores in operation from the three months ended November 30, 2012 to the three months ended November 30, 2013, primarily as a result of our acquisition of a majority ownership position in U-Swirl, Inc. and accordingly, the U-Swirl franchise system. This increase was partially offset by a 5.1% decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 235 in the three months ended November 30, 2012 to 223 during the three months ended November 30, 2013. This decrease is the result of domestic store closures exceeding domestic store openings. Franchise fee revenues decreased as a result of a decrease in the number of domestic franchise store openings from five in the three months ended November 30, 2012 to two openings in the three months ended November 30, 2013.

U-Swirl, Inc. Café Sales, Royalties, Marketing Fees and Franchise Fees

During the three months ended November 30, 2013, U-Swirl, Inc. revenue totaled $1,039,500 compared with no amount of U-Swirl, Inc. revenue consolidated within our results for the three months ended November 30, 2012. We began consolidation of U-Swirl, Inc. results when we acquired a majority ownership interest in January 2013.

Costs and Expenses	Three Months Ended
	November 30,		$	%
($’s in thousands)	2013	2012	Change	Change

Cost of sales – factory adjusted	$4,582.1	$4,348.9	$233.2	5.4%
Cost of sales - retail	479.5	420.3	59.2	14.1%
Franchise costs	510.1	457.6	52.5	11.5%
Sales and marketing	555.8	447.9	107.9	24.1%
General and administrative	1,146.2	847.9	298.3	35.2%
Retail operating	803.4	743.8	59.6	8.0%
Total	$8,077.1	$7,266.4	$810.7	11.2%

Adjusted Gross Margin	Three Months Ended
	November 30,		$	%
($’s in thousands)	2013	2012	Change	Change

Factory adjusted gross margin	$2,040.0	$1,974.5	$65.5	3.3%
Retail	699.7	584.0	115.7	19.8%
Total	$2,739.7	$2,558.5	$181.2	7.1%

Adjusted Gross Margin	Three Months Ended
	November 30,		%	%
	2013	2012	Change	Change
(Percent)
Factory adjusted gross margin	30.8%	31.2%	(0.4%)	(1.3%)
Retail	59.3%	58.1%	1.2%	2.1%
Total	35.1%	34.9%	0.2%	0.6%

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP"). We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as an analytical tool because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	Three Months Ended
	November 30,
($’s in thousands)	2013	2012
Factory adjusted gross margin	$2,040.0	$1,974.5
Less: Depreciation and Amortization	73.8	72.1
Factory GAAP gross margin	$1,966.2	$1,902.4

Cost of Sales and Gross Margin

Factory adjusted gross margins decreased 40 basis points in the three months ended November 30, 2013 compared to the three months ended November 30, 2012 due to an increase in the average selling price of products to domestic franchise units being more than offset by increases in the costs of certain materials. The increase in Company-owned store margin is due primarily to an increase in U-Swirl stores in operation and the associated higher margins.

Franchise Costs

Franchise costs increased 11.5% from the three months ended November 30, 2012 compared to the three months ended November 30, 2013. This increase was primarily due to increased franchise costs from the consolidation of U-Swirl, Inc. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 34.5% in the three months ended November 30, 2013 from 35.0% in the three months ended November 30, 2012. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 13.0% increase in total royalty and marketing fees and franchise fee revenue.

Sales and Marketing

The increase in sales and marketing costs for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 is primarily due to an increase in marketing costs associated with U-Swirl, Inc. franchise locations and increased marketing-related compensation costs.

General and Administrative

The increase in general and administrative costs for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 is due primarily to the consolidation of U-Swirl, Inc.’s general and administrative costs and an increase in compensation related expenses. For the three months ended November 30, 2013, approximately $316,000 of U-Swirl, Inc. general and administrative costs were consolidated within our results, compared with no amount in the three months ended November 30, 2012. As a percentage of total revenues, general and administrative expenses increased to 12.4% in the three months ended November 30, 2013 compared to 9.8% in the three months ended November 30, 2012.

Retail Operating Expenses

The increase in retail operating expense was primarily due to an increase in the average number of Company-owned stores in operation. The average number of Company-owned stores in operation increased from 15 during the three months ended November 30, 2012 to 18 units in the same period of the current year. Retail operating expenses, as a percentage of retail sales, decreased from 74.1% in the three months ended November 30, 2012 to 68.1% in the same period of the current year. This decrease is primarily the result of a change in units in operation and the resulting increase in retail sales, resulting from the acquisition of a majority interest in U-Swirl, Inc.

Depreciation and Amortization

Depreciation and amortization of $198,000 in the three months ended November 30, 2013 decreased 11.6% from $224,000 incurred in the three months ended November 30, 2012 due to the closure of four Company-owned locations and the associated impact on depreciation.

Interest Income

Interest income of $16,700 realized in the three months ended November 30, 2013 represents an increase of $6,300 from the $10,400 realized in the three months ended November 30, 2012 due to an increase in notes receivable.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2013 was 39.8%, compared to 38.0% for the three months ended November 30, 2012. The increase of 1.8% was primarily the result of the consolidation of the U-Swirl, Inc. net operating income. U-Swirl, Inc. has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when we acquired our 60% ownership interest in U-Swirl, Inc. in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Nine Months Ended November 30, 2013 Compared to the Nine Months Ended November 30, 2012

Basic earnings per share increased 108.7% from $.23 for the nine months ended November 30, 2012 to $.48 for the nine months ended November 30, 2013. Revenues increased 8.1% to $28.1 million for the nine months ended November 30, 2013 compared to $26.0 million in the nine months ended November 30, 2012. Operating income increased 113.3% from $2.1 million in the nine months ended November 30, 2012 to $4.4 million in the nine months ended November 30, 2013. Net income increased 110.4% from $1.4 million in the nine months ended November 30, 2012 to $2.9 million in the nine months ended November 30, 2013. The increase in operating income and net income for the nine months ended November 30, 2013 compared to the same period in the prior year was due primarily to an impairment loss for ALY operations being recognized during the nine months ended November 30, 2012 in the amount of $1.98 million for long-lived assets related to eight underperforming Company-owned stores.

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

Revenues	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2013	2012	Change	Change
Factory sales	$17,703.7	$17,485.2	$218.5	1.2%
Retail sales	4,962.4	4,163.2	799.2	19.2%
Franchise fees	390.9	247.5	143.4	57.9%
Royalty and marketing fees	5,064.0	4,127.9	936.1	22.7%
Total	$28,121.0	$26,023.8	$2,097.2	8.1%

Factory Sales

The increase in factory sales for the nine months ended November 30, 2013 versus the nine months ended November 30, 2012 was primarily due to an increase in sales to international licensed stores and a 2.7% increase in shipments of product to customers outside our network of franchised retail stores. These increases were partially offset by a 0.1% decrease in same-store pounds purchased by franchise locations in the nine months ended November 30, 2013 compared with the same period in the prior year. The increases were also partially offset by a 5.1% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.

Retail Sales

The increase in retail sales was primarily due to changes in units in operation, resulting from the acquisition of a majority ownership in U-Swirl, Inc. Additionally, same store sales at Company-owned stores decreased 1.4% in the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the nine months ended November 30, 2012 to the nine months ended November 30, 2013 resulted from a 19.4% increase in domestic franchise stores in operation from the nine months ended November 30, 2012 to the nine months ended November 30, 2013, primarily as a result of our acquisition of a majority ownership position in U-Swirl, Inc. and accordingly, the U-Swirl franchise system. This increase was partially offset by a 5.1% decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 237 in the nine months ended November 30, 2012 to 225 during the nine months ended November 30, 2013. This decrease is the result of domestic store closures exceeding domestic store openings. Franchise fee revenues increased primarily as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in South Korea and the Kingdom of Saudi Arabia. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 1.8% in the nine months ended November 30, 2013, compared with the nine months ended November 30, 2012.

U-Swirl, Inc. Café Sales, Royalties, Marketing Fees and Franchise Fees

During the nine months ended November 30, 2013, U-Swirl, Inc. revenue totaled $4,449,400 compared with no amount of U-Swirl, Inc. revenue consolidated within our results for the nine months ended November 30, 2012. We began consolidation of U-Swirl, Inc. results when we acquired a majority ownership interest in January 2013.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2013	2012	Change	Change

Cost of sales – factory adjusted	$12,036.8	$11,849.7	$187.1	1.6%
Cost of sales - retail	1,752.9	1,611.3	141.6	8.8%
Franchise costs	1,508.6	1,560.1	(51.5)	(3.3%)
Sales and marketing	1,524.0	1,317.9	206.1	15.6%
General and administrative	3,625.0	2,389.7	1,235.3	51.7%
Retail operating	2,588.3	2,568.1	20.2	0.8%
Total	$23,035.6	$21,296.8	$1,738.8	8.2%

Adjusted gross margin	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2013	2012	Change	Change

Factory adjusted gross margin	$5,666.9	$5,635.5	$31.4	0.6%
Retail	3,209.5	2,551.9	657.6	25.8%
Total	$8,876.4	$8,187.4	$689.0	8.4%

Adjusted Gross Margin	Nine Months Ended
	November 30,		%	%
	2013	2012	Change	Change
(Percent)
Factory adjusted gross margin	32.0%	32.2%	(0.2%)	(0.6%)
Retail	64.7%	61.3%	3.4%	5.5%
Total	39.2%	37.8%	1.4%	3.7%

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP"). We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as an analytical tool because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	Nine Months Ended
	November 30,
($’s in thousands)	2013	2012
Factory adjusted gross margin	$5,666.9	$5,635.5
Less: Depreciation and Amortization	218.2	214.4
Factory GAAP gross margin	$5,448.7	$5,421.1

Cost of Sales and Gross Margin

Factory adjusted gross margin decreased 20 basis points during the nine months ended November 30, 2013 compared to the same period in the prior year due to an increase in the average selling price of products to domestic franchise units being more than offset by increases in the costs of certain materials. The increase in Company-owned store margin is due primarily to an increase in U-Swirl stores in operation and associated higher margins.

Franchise Costs

The decrease in franchise costs for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012 is due primarily to a decrease in franchise development costs associated with Aspen Leaf Yogurt due to the sale of the Aspen Leaf Yogurt concept to U-Swirl in January 2013, partially offset by increased franchise costs from the consolidation of U-Swirl, Inc. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 27.7% in the nine months ended November 30, 2013 from 35.7% in the nine months ended November 30, 2012. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 24.7% increase in royalty, marketing and franchise fee revenue as a result of an increase in system-wide franchise stores in the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012.

Sales and Marketing

The increase in sales and marketing expense for the nine months ended November 30, 2013 compared to the same period in the prior year is due primarily to increased marketing-related compensation costs and an increase in marketing costs associated with U-Swirl, Inc. franchise locations.

General and Administrative

The increase in general and administrative costs for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012 is due primarily to the consolidation of U-Swirl, Inc.’s general and administrative costs and an increase in compensation related expenses. For the nine months ended November 30, 2013, approximately $1,031,000 of U-Swirl, Inc. general and administrative costs were consolidated within our results, compared with no amount in the nine months ended November 30, 2012. As a percentage of total revenues, general and administrative expenses increased to 12.9% in the nine months ended November 30, 2013 compared to 9.2% in the nine months ended November 30, 2012.

Retail Operating Expenses

The increase in retail operating expense was primarily due to a change in the mix of Company-owned stores in operation, resulting from the acquisition of a majority interest in U-Swirl, Inc. in January 2013 and the associated operating expenses during the nine months ended November 30, 2013 compared with the nine months ended November 30, 2012. The average number of Company-owned stores in operation increased from 17 during the nine months ended November 30, 2012 to 18 units in the nine months ended November 30, 2013. Retail operating expenses, as a percentage of retail sales, decreased from 61.7% in the nine months ended November 30, 2012 to 52.2% in the nine months ended November 30, 2013. This decrease is primarily the result of a change in units in operation and the resulting increase in retail sales, resulting from the acquisition of a majority interest in U-Swirl, Inc.

Depreciation and Amortization

Depreciation and amortization of $670,000 in the nine months ended November 30, 2013 decreased 3.2% from $692,000 incurred in the nine months ended November 30, 2012 due to the closure of four Company-owned locations in November 2013.

Interest Income

Interest income of $44,000 realized in the nine months ended November 30, 2013 represents an increase of $11,000 from the $33,000 realized in the same period of the prior year due to higher balances of notes receivable.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2013 was 33.7%, compared to 33.9% for the nine months ended November 30, 2012. The decrease of 0.2% was primarily the result of the consolidation of the U-Swirl, Inc. net operating income. U-Swirl, Inc. has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when we acquired our 60% ownership in U-Swirl, Inc. interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Liquidity and Capital Resources

As of November 30, 2013, working capital was $10.0 million, compared with $9.0 million as of February 28, 2013, an increase of $1.0 million. The change in working capital was due primarily to operating results less the payment of dividends, an increase in notes receivable and the purchase of equipment.

Cash and cash equivalents decreased from $5.3 million as of February 28, 2013 to $3.4 million as of November 30, 2013 as a result of cash flows provided by operating activities being less than cash flows used by investing and financing activities. Our current ratio was 3.31 to 1 at November 30, 2013 compared to a current ratio of 2.61 to 1 at February 28, 2013. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million (no amount was outstanding as of November 30, 2013) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of November 30, 2013, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2014.

In January 2014, we executed a promissory note for $7.0 million in order to establish a credit facility to fund potential acquisitions. The note is guaranteed by us and is collateralized by substantially all of our assets. The note bears interest at a fixed rate of 3.750% and requires equal monthly payments of interest and principal until the note matures on January 15, 2020. Additionally, the note is subject to various financial ratio and leverage covenants. As of November 30, 2013 no amount was outstanding. As of January 21, 2014 we had drawn $6,400,000 on the note to fund the subsequent acquisition events as described herein.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract, which could help insulate us from inflation in the prices of those products during the terms of such contracts

Depreciation expense is based on the historical cost of our fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contracts. As of November 30, 2013, based on future contractual obligations for chocolate products, we estimate that a 10.0% change in the price of cocoa would result in an $40,000 favorable or unfavorable price benefit resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2013, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of November 30, 2013, of our disclosure controls and procedures. We acquired a 60% controlling interest in U-Swirl, Inc. in January 2013 and U-Swirl’s operations are consolidated into our unaudited financial statements included in this report.  As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at U-Swirl.  This exclusion is consistent with the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of November 30, 2013.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of U-Swirl, Inc. in January 2013, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of U-Swirl’s operations into the Company’s financial statements. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to U-Swirl. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

None

Item 6.       Exhibits

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009)

3.2		Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on May 22, 2009)

3.3		Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007)

31.1	*	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	*	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	**	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	**	Certification Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 21, 2014	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director