Form 10-K
period 2014-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2014-06-11
CIK 785815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-14749

Rocky Mountain Chocolate Factory, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-0910696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes _____     No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes _____     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  X       No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ____      No   X

On April 30, 2014, there were 6,163,312 shares of our common stock outstanding. The aggregate market value of our common stock (based on the closing price as quoted on the Nasdaq Stock Market on August 31, 2013, the last day of our most recently completed second fiscal quarter) held by non-affiliates was $56,169,065. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of our outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of the date of this report, there were 6,200,822 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement furnished to shareholders in connection with the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 28, 2014.

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

PART I.

ITEM 1. BUSINESS

General

Founded in 1981 and incorporated in Colorado in 1982, Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us,” or “our”) is an international franchisor and confectionery manufacturer. We are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. As of March 31, 2014, there were 6 Company-owned, 77 licensee-owned and 282 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea and the United Arab Emirates.

Aspen Leaf Yogurt, LLC (“ALY”), a wholly-owned subsidiary of the Company, was incorporated in Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and reorganized as Aspen Leaf Yogurt, LLC on October 14, 2010 with the Company as the sole founding member. On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. Upon completion of these transactions, the Company ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations. As of February 28, 2014, U-Swirl, Inc. operated 13 Company-owned stores and 273 franchised U-Swirl, Yogurtini, Josie’s Frozen Yogurt, CherryBerry, Yogli Mogli, Fuzzy Peach and Aspen Leaf Yogurt locations in 37 states, Canada, Turkey and Pakistan. U-Swirl, Inc. acquired the U-Swirl Frozen Yogurt concept in September 2008 from U Create Enterprises (formerly U-Swirl Yogurt, Inc.). As of February 28, 2014 Rocky Mountain Chocolate Factory, Inc. held 42% of U-Swirl, Inc. common stock issued and outstanding, or payable. Additionally, Rocky Mountain Chocolate Factory, Inc. had the right to acquire approximately 26,400,000 shares of common stock through the conversion of debt into common stock. If the Company exercised this conversion we believe we would hold approximately 75% of U-Swirl, Inc. common stock.

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

U-Swirl cafés and associated brands are designed to be attractive to customers by offering the following:

●	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;
●	spacious surroundings of 1,800 to 3,000 square feet;
●	16 to 20 flavors of frozen yogurt;
●	up to 70 toppings; and
●	self-serve format allowing guests to create their own favorite snack.

We believe that these characteristics may provide U-Swirl with the ability to compete successfully in the retail frozen yogurt industry. While U-Swirl continues to pursue locations with the characteristics described above we recognize that its acquisition strategy may lead U-Swirl to purchase competitors with diverse layouts.

The trade dress of the Aspen Leaf Yogurt, CherryBerry, Yogli Mogli, Josie’s Frozen Yogurt, Fuzzy Peach and Yogurtini locations are similar to that of U-Swirl, although their locations use different color schemes and are typically smaller than the U-Swirl cafés.

Our consolidated revenues are currently derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (64%-68%-68%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt(including products manufactured by us) (17%-15%-15%) and (iii) the collection of initial franchise fees and royalties from franchisees (19%-17%-17%). Approximately 96% of our revenues are derived from domestic sources, with 4% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the fiscal years ended February 28 or 29, 2014, 2013 and 2012, respectively.

According to the National Confectioners Association, the total U.S. candy market approximated $33.6 billion of retail sales in 2013 with chocolate generating sales of approximately $20.6 billion and sales per capita of $106.19, an increase of 1.8% when compared to 2012. According to the Department of Commerce, per capita consumption of chocolate in 2010 was approximately 14 pounds per year nationally.

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

Store Atmosphere and Ambiance

We seek to establish an enjoyable and inviting atmosphere in each of our stores. Each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. In-store preparation is designed to be both fun and entertaining for customers and to convey an image of freshness and homemade quality. Our design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented at each store.

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

Customer Service Commitment

We emphasize excellence in customer service and seek to employ and to sell franchises to motivated and energetic people. We also foster enthusiasm for our customer service philosophy and the Rocky Mountain Chocolate Factory concept through our biennial franchisee convention, regional meetings and other frequent contacts with our franchisees.

Increase Same Store Retail Sales at Existing Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2010	(2.9%)
2011	0.6%
2012	1.1%
2013	0.2%
2014	1.2%

We believe that the negative trend in FY 2010 was due to the global economic recession that significantly impacted retailing, in general, and regional shopping mall customer traffic, in particular, throughout the United States during all of FY 2008, FY 2009 and the first three quarters of FY 2010 resulting in the worst economic and retail environment in our history. We experienced a decrease in same store sales of (6.7%) in our fiscal first quarter of 2010 followed by decreases in same store sales of (4.6%) and (3.2%) in our fiscal second and third quarters and an increase of 1.4% in our fiscal fourth quarter of 2010 compared with the same periods in FY 2009. The negative trend reversed slightly in the subsequent fiscal years.

We have designed a contemporary and coordinated line of packaged products that we believe capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. We also believe that the successful launch of new packaging has had a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In FY 2014, same store pounds purchased by franchisees decreased 0.1% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe decreases in same store pounds purchased were due, in part, to a product mix shift from factory-made products to products made in the store such as caramel apples.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of our Company-owned and the majority of our franchised stores. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and impact store operations.

Acquisition Opportunities

Beginning in January 2013 with the acquisition of a controlling interest in U-Swirl, Inc, we began an initiative to improve profitability through the acquisition of self-serve frozen yogurt franchise systems. We believe that the rapid growth of the self-serve frozen yogurt market has created a highly fragmented franchise environment. We believe we can leverage the strategies we’ve developed over time to improve our profitability and bring the benefits of scale to smaller franchisors. During FY 2013 and FY 2014 we acquired Yogurtini, Josie’s Frozen Yogurt, CherryBerry, Yogli Mogli and Fuzzy Peach frozen yogurt concepts. These acquisitions have resulted in an additional 240 franchise and Company-owned units in operation.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business. Key elements of our expansion strategy include:

Unit Growth

We continue to pursue unit growth opportunities, despite the difficult financing environment for our concepts, in locations where we have traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand our retail store concepts, such that previously untapped and unfeasible environments generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory location.

Acquisition Strategy

The growth strategy for self serve retail frozen yogurt is to maximize U-Swirl’s market share and market penetration through the acquisition of additional self-serve yogurt systems, as well as the acquisition of complementary businesses which may provide economies of scale and vertical integration. Although we believe there are still many geographic opportunities for growth, we feel the self-serve frozen yogurt market has reached a saturation point. In many parts of the country the consolidation of the industry has begun. We believe this consolidation can prove beneficial to us in a number of ways, and we intend to concentrate a significant amount of our efforts towards the acquisition of additional franchisors of self-serve frozen yogurt. In addition to the acquisition of self-serve frozen yogurt franchisors we see benefits in complementary businesses which provide us with the opportunity for vertical integration. Those opportunities lie in owning specific products which may be sold in our cafés, as well as securing proprietary technology for use by franchisees. We see this as a possibility of adding new revenue streams while expanding into other markets in an efficient and lower risk model.

High Traffic Environments

We currently establish franchised stores in the following environments: outlet centers, tourist environments, regional centers, street fronts, airports, other entertainment-oriented environments and strip centers. We have established a business relationship with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments.

Name Recognition and New Market Penetration

We believe the visibility of our stores and the high foot traffic at many of our locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for our franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. This growth has further increased our name recognition and demand for our franchises. Distribution of Rocky Mountain Chocolate Factory products through specialty markets also increases name recognition and brand awareness in areas of the country in which we have not previously had a significant presence. We believe that distributing selected Rocky Mountain Chocolate Factory products through specialty markets also increases our name brand recognition and will improve and benefit our entire store system.

We seek to establish a fun and inviting atmosphere in our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. An average of approximately 50% of the revenues of franchised stores are generated by sales of products prepared on the premises. We believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand alone Rocky Mountain Chocolate Factory stores. As of March 31, 2014 our partner’s franchisees operated 65 co-branded locations, our franchisees operated 10 locations and two Company-owned co-branded units were in operation.

On April 30, 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth. As of March 31, 2014, there were 56, 5, 5, and 3 international stores operating in the countries of Canada, the United Arab Emirates, South Korea and Japan, respectively.

Products and Packaging

We produce approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 130 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. On average, approximately 45% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 50% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products such as ice cream, coffee and other sundries, purchased from approved suppliers.

Approximately 21% of our product sales result from the sale of products outside of our system of franchised and licensed locations (specialty markets). The majority of sales outside our system of franchised and licensed locations are the result of a single customer. In the twelve months ended February 28, 2014 this customer represented 79% of total shipments to specialty markets. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

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

Chocolate candies that we manufacture are sold at prices ranging from $16.95 to $29.95 per pound, with an average price of $21.07 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2014 include:

Regional Centers	24.9%
Outlet Centers	22.5%
Festival/Community Centers	19.2%
Tourist Areas	16.4%
Street Fronts	8.5%
Airports	4.2%
Other	4.3%

Regional Centers

As of February 28, 2014, there were Rocky Mountain Chocolate Factory stores in approximately 53 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

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

Tourist Areas, Street Fronts and Other Entertainment-Oriented Shopping Centers

As of February 28, 2014, there were approximately 35 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the River Walk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Other Environments

We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Nine franchised Rocky Mountain Chocolate Factory stores exist at airport locations.

Strip/Convenience Centers

Our self serve frozen yogurt locations are primarily located in strip and convenience center locations. Such centers generally have convenient parking and feature many retail entities without enclosed connecting walkways. Such centers generally offer favorable rents and the ability to operate during hours when other operating environments are closed, such as late night.

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has consistently been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine. As of March 31, 2014, there were 282 franchised stores in the Rocky Mountain Chocolate Factory system.

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

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2014, Immaculate Confections operated 56 stores under this agreement.

In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Saudi Arabia, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2014, Al Muhairy Group operated five stores under this agreement.

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2014, Cold Stone Creamery franchisees operated 65 stores under this agreement.

In April 2012, we entered into a Master Licensing Agreement covering the country of Japan with a strategic licensee based in Hong Kong. Under the terms of the agreement, the Licensee will pay the Company a master license fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. The master license fee is payable upon the execution of the agreement and annually thereafter or until 100 stores have been opened in the Licensed Territory. The agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the agreement. The Company will receive royalties on all retail unit sales opened under the agreement and will generate factory sales as the exclusive provider of confectionary products to the licensee. As of March 31, 2014, three units were operating under this Agreement.

In March 2013 we entered into Licensing Agreements in the countries of South Korea and the Kingdom of Saudi Arabia. Under the terms of the Agreement for South Korea, the Licensee will open five Rocky Mountain Chocolate Factory stores within 30 months following the execution of the Agreement. The Licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of South Korea. If the Licensee chooses to exercise the option prior to its expiration date, the Licensee will acquire the right to itself and/or through third-party franchisees to develop not less than 30 Rocky Mountain Chocolate Factory stores, inclusive of the five stores developed under the terms of the initial License Agreement. As of March 31, 2014, five units were operating under this Agreement.

Under the terms of the Agreement for the Kingdom of Saudi Arabia, the Licensee will open and begin operating four Rocky Mountain Chocolate Factory stores within 30 months following the execution of the Agreement. The Licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of Saudi Arabia. If the Licensee chooses to exercise the option prior to its expiration date, the Licensee will acquire the right to itself and/or through third-party franchisees to develop an additional six Rocky Mountain Chocolate Factory stores in the Licensed Territory. As of March 31, 2014, no units were in operation and one unit was in development under the agreement.

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

The Franchise Agreement: Terms and Conditions

The domestic offer and sale of our franchise concepts are made pursuant to the respective Franchise Disclosure Document prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchiser to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

Under the current form of our domestic franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of their stores only in the immediate vicinity of their stores. Chocolate and yogurt products not made on the premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment is likely to adversely affect the system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business - Regulation."

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

Franchise Financing

We do not typically provide prospective franchisees with financing for their stores, but we have developed relationships with several sources of franchisee financing to whom we will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required our assistance.

During FY 2014 we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014 the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014 we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 28, 2014 approximately $372,000 was included in notes receivable as a result of this program.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations. The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval. At February 28, 2014, approximately $200,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2014, there were six company-owned Rocky Mountain Chocolate Factory stores and 13 company-owned U-Swirl cafés. company-owned stores provide a training ground for company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

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

General

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

Internet and Social Media

Beginning in 2010, we initiated a program to leverage the marketing benefits of various social media outlets. These low cost marketing opportunities seek to leverage the positive feedback of our customers to expand brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly and authentically with customers. When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a powerful tool to build brand recognition, increase repeat exposure and enhance dialogue with consumers about their preferences and needs. To date, 285 stores have location specific websites and 170 stores have location specific Facebook ® pages dedicated to help customers interact directly with their local store. Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist stores in managing their online presence consistent with our brand and marketing efforts.

Licensing

We have forged a partnership with IMC Licensing for the purpose of building a consumer products licensing program to leverage the equity of the Rocky Mountain Chocolate Factory brand. These licensed products place our brand and story in front of consumers in environments where they regularly shop but may not be seeing our brand at present. The company regularly reviews a list of product opportunities and selectively pursues those we believe will have the greatest impact. The most recent example is the announcement of our Rocky Mountain Chocolate Factory Chocolatey Almond breakfast cereal manufactured, marketed, and distributed by Kellogg Company.

Competition

The retailing of confectionery and frozen dessert products is highly competitive. We and our franchisees compete with numerous businesses that offer products similar to those our stores offer. Many of these competitors have greater name recognition and financial, marketing and other resources than us. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees.

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

In connection with U-Swirl’s frozen yogurt café operations, the following marks are owned by U-Swirl, Inc. and have been registered with the U.S. Patent and Trademark Office: “U-Swirl Frozen Yogurt And Design”; “U-Swirl Frozen Yogurt”; “U-Swirl”; “U and Design”; “Worth The Weight”; “Frequent Swirler”; “Yogurtini”; “CherryBerry Self-Serve Yogurt Bar”; “Yogli Mogli”; “Best on the Planet”; “Fuzzy Peach”; and “Serve Yo Self”. The “U-Swirl Frozen Yogurt and Design” (a logo) is also registered in Mexico and U-Swirl has a pending application for registration of “U-Swirl” in Canada.

We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.

Employees

At February 28, 2014, we employed approximately 350 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 30, 2014 are as follows:

Name	Age	Position
Franklin E. Crail	72	Chairman of the Board, President and Chief Executive Officer
Bryan J. Merryman	53	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	48	Sr. Vice President – Franchise Development and Operations
Edward L. Dudley	50	Sr. Vice President - Sales and Marketing
William K. Jobson	58	Chief Information Officer
Jay B. Haws	64	Vice President - Creative Services
Jeremy M. Kinney	37	Vice President - Finance
Donna L. Coupe	48	Vice President – Franchise Support and Training
Tracy D. Wojcik	51	Corporate Secretary

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced By Third Parties Could Adversely Affect Our Operations

We believe approximately 45% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 50% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Same Store Sales Have Been Negatively Affected by the Economy and Will Continue to Fluctuate on a Regular Basis

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results have fluctuated as follows: (a) from (2.9%) to 1.2% for annual results; (b) from (6.7%) to 4.0% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers

Revenue from one customer of the Company’s manufacturing segment represented approximately $5.2 million or 13% of the Company’s revenues during the year ended February 28, 2014. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Increases in Costs of Ingredients and Labor Could Adversely Affect Our Operations

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

The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control

Several of the principal ingredients used in our products, including chocolate and nuts, are subject to significant price fluctuations. Although cocoa beans, the primary raw material used in the production of chocolate, are grown commercially in Africa, Brazil and several other countries around the world, cocoa beans are traded in the commodities market, and their supply and price are subject to volatility. We believe our principal chocolate supplier purchases most of its beans at negotiated prices from African growers, often at a premium to commodity prices. The supply and price of cocoa beans, and in turn of chocolate, are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries in which cocoa beans are grown. We purchase most of our nut meats from domestic suppliers who procure their products from growers around the world. The price and supply of nuts are also affected by many factors, including weather conditions in the various regions in which the nuts we use are grown. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of chocolate or of one or more types of nuts, or the unavailability of adequate supplies of chocolate or nuts of the quality sought by us, could have a material adverse effect on us and our results of operations.

We Have a Controlling Ownership Interest in U-Swirl, Inc., Which Has a History of Losses and May Continue to Report Losses in the Future

In January 2013, we obtained a majority ownership interest in U-Swirl, Inc. (OTCQB: SWRL). This interest was the result of a transaction designed to create a self-serve frozen yogurt company through the combination of three formerly separate self-serve frozen yogurt retailers (U-Swirl, Yogurtini and Aspen Leaf Yogurt). U-Swirl, Inc. has historically reported net losses and may continue to report losses in future periods.

We And Our Subsidiaries May Be Unable To Successfully Integrate The Operations Of Acquired Businesses And May Not Achieve The Cost Savings And Increased Revenues Anticipated As A Result Of These Acquisitions.

Over the past two years, U-Swirl has acquired a number of other yogurt franchising businesses. Achieving the anticipated benefits of acquisitions will depend in part upon our and our subsidiaries’ ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we and our subsidiaries may be unable to accomplish the integration smoothly or successfully. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of our or our subsidiaries’ businesses and the loss of key personnel from us or the acquired businesses. Our and our subsidiaries’ strategy is, in part, predicated on the ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of our products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control.

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

The Retailing of Confectionery and Frozen Dessert Products is Highly Competitive and Many of Our Competitors Have Competitive Advantages Over Us.

The retailing of confectionery and frozen dessert products is highly competitive. We and our franchisees compete with numerous businesses that offer similar products. Many of these competitors have greater name recognition and financial, marketing and other resources than we do. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees. Competitive market conditions could have a material adverse effect on us and our results of operations and our ability to expand successfully.

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

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 28, 2014 and February 28, 2013 was $74,000 and $118,000, respectively.

Our Expansion Into New Markets May Present Increased Risks Due To Our Unfamiliarity With Those Areas And Our Target Customers’ Unfamiliarity With The Our Brands.

Consumers in any new markets we enter will not be familiar with our brands, and we will need to build brand awareness in those markets through significant investments in advertising and promotional activity.  We may find it more difficult in our markets to secure desirable locations and to hire, motivate and keep qualified employees.

We May Not Be Able To Successfully Execute A Franchising And Area Developer Strategy Or Attract Independent Franchise Developers.

To achieve our expansion goals within our desired timeframe, we have adopted a franchising and area developer model into our business strategy.  We plan to open company-owned frozen yogurt locations and to solicit area developers for our U-Swirl concept.  We may not be successful in attracting franchisees and developers to the U-Swirl concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our U-Swirl locations or to develop or operate successfully our frozen yogurt locations in a manner consistent with our standards.    Further, incorporating a franchising and area developer model into our strategy has required us to devote significant management and financial resources to prepare for and support the eventual sale of franchises.  If we are not successful in incorporating a franchising or area developer model into our strategy, or we are unsuccessful in attracting independent franchise developers, we may experience delays in our growth, or may not be able to expand and grow our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2014, our factory produced approximately 2.70 million pounds of chocolate candies, which was an increase of 1% from the approximately 2.67 million pounds produced in FY 2013. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl, Inc. principal offices are located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, in approximately 5,200 square feet of space leased for a term of five years expiring in July 2018. The rent is approximately $2,800 per month.

As of February 28, 2014, all seven Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from October 2014 to December 2019, some of which contain optional five-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 400 to 3,000 square feet. The leases are generally for five-year terms with options to extend. We currently have fourteen U-Swirl, Inc. leases in place which range between $1,800 and $7,500 per month, inclusive of common area maintenance charges and taxes.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2014, we were the primary lessee at seven of our 282 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this report.

We entered into lease agreements during the development stage of Aspen Leaf Yogurt, LLC for eight Company-owned locations. In January 2013, we sold all of our Company-owned locations. Six of these locations were transferred to U-Swirl, Inc., the Company’s majority owned subsidiary and two locations were sold to franchise operators. In order to secure locations for the development of ALY the Company guaranteed certain leases and remains the primary lessee. As of February 28, 2014 we act as lessee on three former ALY Company-owned locations, these leases have varying expiration dates from January 2016 to December 2016.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the trading symbol “RMCF.” On February 13, 2014, the Board of Directors declared a fourth quarter cash dividend of $0.11 per common share outstanding. The cash dividend was paid March 14, 2014 to shareholders of record as of February 28, 2014. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders. As of February 28, 2014 we were subject to various financial covenants related to our line of credit and promissory note, however, those covenants do not restrict the Board of Director’s discretion of the future declaration of cash dividends.

The table below sets forth high and low sales price information and dividends declared for our common stock for each quarter of fiscal years 2014 and 2013.

Fiscal Year Ended February 28, 2014	HIGH	LOW	Dividends declared
Fourth Quarter	$13.45	$11.31	.1100
Third Quarter	$13.67	$11.36	.1100
Second Quarter	$13.98	$11.90	.1100
First Quarter	$13.45	$11.09	.1100

Fiscal Year Ended February 28, 2013	HIGH	LOW	Dividends declared
Fourth Quarter	$12.57	$10.21	.1100
Third Quarter	$12.96	$10.00	.1100
Second Quarter	$13.97	$10.10	.1100
First Quarter	$11.09	$9.09	.1100

Holders

On April 30, 2014, there were approximately 400 record holders of our common stock. We believe that there are more than 800 beneficial owners of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2010 through 2014, are derived from the financial statements of the Company, which have been audited by EKS&H LLLP, an independent registered public accounting firm. The selected financial data should be read in conjunction with the financial statements and related Notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

As described in Item 1, “Business” above, on January 14, 2013, we acquired a controlling interest in U-Swirl, Inc. Beginning on January 14, 2013 and continuing through February 28, 2014, the results of operations, assets and liabilities of U-Swirl, Inc. have been included in our Consolidated Financial Statements. We have consolidated $5,501,539 and $1,951,092 of assets, $3,758,634 and $945,569 of liabilities and an operating loss of $806,892 and $320,446 of U-Swirl, Inc. for the years ended February 28, 2014 and 2013, respectively.

All material inter-Company balances have been eliminated upon consolidation.

(Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28 or 29,
	2014	2013	2012	2011	2010
Selected Statement of Operations Data
Total revenues	$39,185	$36,315	$34,627	$31,128	$28,437
Operating income	5,236	2,540	5,853	5,950	5,671
Net income	$4,392	$1,478	$3,876	$3,911	$3,580

Basic Earnings per Common Share	$0.72	$0.24	$0.63	$0.65	$0.60

Diluted Earnings per Common Share	$0.68	$0.24	$0.62	$0.62	$0.58

Weighted average common shares outstanding	6,100	6,079	6,111	6,051	6,013
Weighted average common shares outstanding, assuming dilution	6,437	6,219	6,295	6,290	6,210
Selected Balance Sheet Data
Working capital	$9,034	$8,981	$10,573	$9,831	$8,930
Total assets	37,466	23,834	24,163	21,439	18,920
Long-term debt	6,292	-	-	-	-
Stockholders’ equity	22,165	17,389	18,736	16,654	14,731

Cash Dividend Declared per Common Share	$.440	$.440	$.400	$.400	$.400

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Trends and Outlook

Our business was significantly affected by the global recession during 2008-2009. We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved from FY 2012 to FY 2014, though we do not believe that the challenges have fully reversed. As a result, we have and will continue to focus on managing the business in a seasoned, disciplined and controlled manner.

The financing that our franchisees have historically relied upon was substantially affected by the changes in banking and lending requirements in the years after the global recession. Limited financing alternatives for domestic franchise growth have led us to pursue a strategy of expansion through Co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2014 and into the foreseeable future.

Going forward in FY 2015, we are taking a conservative view of market conditions in the United States. We will continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

We are a product-based international franchisor. Our revenues and profitability are derived principally from our franchised system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in selected locations outside our system of retail stores to build brand awareness. We operate six Rocky Mountain Chocolate Factory and 13 U-Swirl retail units as a laboratory to test marketing, design and operational initiatives.

We are subject to seasonal fluctuations in sales because of the location of our franchisees, which have traditionally been located in resort or tourist locations, and the nature of the products we sell, which are highly seasonal. As we expanded our geographical diversity to include regional centers and our franchise offerings to include frozen desserts, we have seen some moderation to our seasonal sales mix. Seasonal fluctuation in sales causes fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during key holidays and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2014, same store pounds purchased from the factory by franchised stores increased approximately 2.6% in the first quarter, increased approximately 2.2% in the second quarter, declined approximately 4.9% in the third quarter, declined approximately 0.5% in the fourth quarter, and declined approximately 0.1% overall in FY 2014 as compared to the same periods in FY 2013.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery. The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 28, 2014, Cold Stone licensees operated 65 co-branded locations.

On April 30, 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. Under the terms of the Agreement, the Licensee will pay the Company a Master License Fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. The Agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the Agreement. As of March 31, 2014, three units were operating under the Agreement.

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, on January 14, 2013, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC (“ALY”) to U-Swirl, Inc., a publicly traded company (QTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations.

We believe that the acquisition of a controlling interest in U-Swirl, Inc. provides us with the ability to reverse operating losses incurred by the development and operation of Aspen Leaf Yogurt, LLC and provides an opportunity to continue to expand our presence in the self-serve frozen yogurt industry. Our ability to execute on this strategy is dependent upon continued expansion of the franchise network of U-Swirl, Inc. and the success of the franchisees.

On January 17, 2014, we entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC and CherryBerry LLC (collectively, “CherryBerry”), which are the franchisors of self-serve frozen yogurt retail stores branded as “CherryBerry”, and the members of CherryBerry. Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store (the “CherryBerry Acquisition”). The assets were acquired for approximately $4.25 million in cash and 4 million shares of U-Swirl common stock.

On January 17, 2014, we entered into an Asset Purchase Agreement (the “Yogli Mogli Purchase Agreement”) with Yogli Mogli LLC and certain of its affiliates (collectively, “Yogli Mogli”), which are the franchisors of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores (the “Yogli Mogli Acquisition”, and together with the CherryBerry Acquisition, the “Acquisitions”). The assets were acquired for approximately $2.15 million in cash and $200,000 in shares of U-Swirl common stock.

On February 20, 2014 we entered into an Asset Purchase Agreement (the “Fuzzy Peach Purchase Agreement”) to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. We purchased the Fuzzy Peach Franchising, LLC assets for $481,000 in cash paid at the time of closing, plus an earn-out that could increase the purchase price by up to another $349,000 based upon royalty income generated by Fuzzy Peach stores over the next twelve months.

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

We recorded an average expense of approximately $299,300 per year for potential uncollectible accounts over the three-year period ended February 28, 2014. Write-offs of uncollectible accounts net of recoveries averaged approximately $242,500 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 6.5% to 11.5% of gross receivables.

Revenue Recognition - We recognize revenue on sales of products to franchisees and other customers at the time of delivery. Franchise fee revenue is recognized upon the opening of the store. We also recognize a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory and U-Swirl franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of fiscal year 2004, we modified our royalty structure. Under the current structure, we recognize no royalty on Rocky Mountain Chocolate Factory franchised stores’ retail sales of products purchased from us and recognize a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 we recognize a royalty fee of five percent (5%) of franchised stores’ gross retail sales. Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to company-owned locations are offset against operating costs.

Inventories - Our inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2014, the Company recorded expense averaging $54,700 per year for potential inventory losses, or approximately 0.3% of total cost of sales for that period.

Consolidation – The management of RMCF accounts for the activities of Rocky Mountain Chocolate Factory and our wholly owned subsidiary, Aspen Leaf Yogurt, LLC. On January 14, 2013 we acquired a majority interest in U-Swirl, Inc., a publicly traded company (OTCQB: SWRL). Prior to January 14, 2013 our financial statements exclude the financial information of U-Swirl, Inc. The management of U-Swirl, Inc. separately accounts for the activities of U-Swirl, Inc. utilizing critical accounting policies substantially the same as those of RMCF. Beginning on January 14, 2013 and continuing through February 28, 2014, the results of operations, assets and liabilities of U-Swirl, Inc. have been included in our Consolidated Financial Statements. We have consolidated $5,501,539 and $1,951,092 of assets, $3,758,634 and $945,569 of liabilities and an operating loss of $806,892 and $320,446 for the years ended February 28, 2014 and 2013, respectively. All material inter-Company balances have been eliminated upon consolidation.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in FY 2014 showed no impairment of our goodwill.

Franchise Rights – Franchise Rights consists of the purchase price paid in consideration of certain rights associated with Franchise Agreements. These franchise agreements provide for future payments to the franchisor of royalty and marketing fees. We consider franchise rights to have a 20 year life.

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

Results of Operations

Fiscal 2014 Compared To Fiscal 2013

Results Summary

Basic earnings per share increased 200.0% from $.24 in FY 2013 to $.72 in FY 2014. Revenues increased 7.9% from $36.3 million for FY 2013 to $39.2 million for FY 2014. Operating income increased 106.1% from $2.5 million in FY 2013 to $5.2 million in FY 2014. Net income increased 197.2% from $1.5 million in FY 2013 to $4.4 million in FY 2014. The increase in operating income and net income for FY 2014 compared to FY 2013 is due primarily to an impairment loss for ALY operations being recognized during FY 2013 in the amount of $2.01 million for long-lived assets related to eight underperforming Company-owned stores.

Revenues	For the Year Ended
	February 28,		$	%
($’s in thousands)	2014	2013	Change	Change
Factory sales	$25,218.9	$24,651.5	$567.4	2.3%
Retail sales	6,443.4	5,492.6	950.8	17.3%
Royalty and marketing fees	7,070.5	5,876.9	1,193.6	20.3%
Franchise fees	452.0	294.2	157.8	53.6%
Total	$39,184.8	$36,315.2	$2,869.6	7.9%

Factory Sales

The increase in factory sales for FY 2014 compared to FY 2013 was primarily due to an increase in sales to international licensed stores and an 28.9% increase in shipments of product to customers outside our network of franchised retail stores. These increases were partially offset by a 0.1% decrease in same-store pounds purchased by franchise locations FY 2014 compared with FY 2013. The increases were also partially offset by a 5.5% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.

Retail Sales

The increase in retail sales was primarily due to changes in units in operation, resulting from the acquisition of a majority ownership in U-Swirl, Inc. and the acquisition of CherryBerry and Yogli Mogli business assets, which included the acquisition of five additional Company owned cafés. Additionally, same store sales at Company-owned stores and cafés decreased 0.7% during FY 2014, compared with FY 2013.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees during FY 2014, compared with FY 2013, resulted from a 28.9% increase in domestic franchise stores in operation during FY 2014 compared to FY 2013, primarily as a result of our acquisition of a majority ownership position in U-Swirl, Inc. and accordingly, the U-Swirl franchise system. This increase was partially offset by a 5.5% decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 236 during FY 2013 to 223 during FY 2014. This decrease is the result of domestic store closures exceeding domestic store openings. Franchise fee revenues increased primarily as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in South Korea and the Kingdom of Saudi Arabia. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 1.2% during FY 2014, compared with FY 2013.

U-Swirl, Inc. Café Sales, Royalties, Marketing Fees and Franchise Fees

During FY 2014, U-Swirl, Inc. revenue totaled $5,528,600 compared with $506,000 of U-Swirl, Inc. revenue consolidated within our results for FY 2013. We began consolidation of U-Swirl, Inc. results when we acquired a majority ownership interest in January 2013.

Costs and Expenses	For the Year Ended
	February 28,		$	%
($’s in thousands)	2014	2013	Change	Change

Cost of sales – factory adjusted	$17,303.1	$16,803.9	$499.2	3.0%
Cost of sales - retail	2,310.3	2,151.2	159.1	7.4%
Franchise costs	2,062.5	2,080.1	(17.6)	(0.8%)
Sales and marketing	2,153.8	1,939.0	214.8	11.1%
General and administrative	5,003.3	3,846.9	1,156.4	30.1%
Retail operating	3,303.5	3,371.7	(68.2)	(2.0%)
Total	$32,136.5	$30,192.8	$1,943.7	6.4%

Adjusted Gross Margin	For the Year Ended
	February 28,		$	%
($’s in thousands)	2014	2013	Change	Change

Factory adjusted gross margin	$7,915.8	$7,847.6	$68.2	0.9%
Retail	4,133.1	3,341.4	791.7	23.7%
Total	$12,048.9	$11,189.0	$859.9	7.7%

Adjusted Gross Margin	For the Year Ended
	February 28,		%	%
	2014	2013	Change	Change
(Percent)
Factory adjusted gross margin	31.4%	31.8%	(0.4% )	(1.3% )
Retail	64.1%	60.8%	3.3%	5.4%
Total	38.1%	37.1%	1.0%	2.7%

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

	For the Year Ended
	February 28,
($’s in thousands)	2014	2013
Factory adjusted gross margin	$7,915.8	$7,847.6
Less: Depreciation and Amortization	292.9	286.6
Factory GAAP gross margin	$7,622.9	$7,561.0

Cost of Sales and Gross Margin

Factory adjusted gross margin decreased 40 basis points during FY 2014 compared to FY 2013 due to an increase in the average selling price of products to domestic franchise units being more than offset by increases in the costs of certain materials. The increase in Company-owned store margin is due primarily to an increase in U-Swirl stores in operation and associated higher margins.

Franchise Costs

The decrease in franchise costs for FY 2014 compared to FY 2013 is due primarily to a decrease in franchise development costs associated with Aspen Leaf Yogurt due to the sale of the Aspen Leaf Yogurt concept to U-Swirl in January 2013, partially offset by increased franchise costs from the consolidation of U-Swirl, Inc. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 27.4% during FY 2014 from 33.7% during FY 2013. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 21.9% increase in royalty, marketing and franchise fee revenue as a result of an increase in system-wide franchise stores during FY 2014 compared to FY 2013.

Sales and Marketing

The increase in sales and marketing expense during FY 2014 compared to FY 2013 is due primarily to increased marketing-related compensation costs and an increase in marketing costs associated with U-Swirl, Inc. franchise locations.

General and Administrative

The increase in general and administrative costs during FY 2014 compared with FY 2013 is due primarily to the consolidation of U-Swirl, Inc.’s general and administrative costs and an increase in compensation related expenses. During FY 2014, approximately $1,453,000 of U-Swirl, Inc. general and administrative costs were consolidated within our results, compared with approximately $411,000 during FY 2013. As a percentage of total revenues, general and administrative expenses increased to 12.8% in FY 2014 compared to 10.6% in FY 2013.

Retail Operating Expenses

The decrease in retail operating expense was primarily due to a change in the mix of Company-owned stores in operation, resulting from the acquisition of a majority interest in U-Swirl, Inc. in January 2013, the acquisition of CherryBerry in January 2014, the acquisition of Yogli Mogli in January 2014, and the associated change in operating expenses during FY 2014 compared with FY 2013. The average number of Company-owned stores in operation increased from 17 during FY 2013 to 19 units during FY 2014. Retail operating expenses, as a percentage of retail sales, decreased from 61.4% during FY 2013 to 51.3% in FY 2014. This decrease is primarily the result of a change in units in operation and the resulting increase in retail sales, resulting from the acquisition of a majority interest in U-Swirl, Inc. in January 2013 and the acquisition of CherryBerry and Yogli Mogli in January 2014.

Depreciation and Amortization

Depreciation and amortization of $1,027,000 in FY 2014 increased 9.8% from the $935,000 incurred in FY 2013 due to an increase in amortization related to increased franchise rights, trademark and intangible assets resulting from business acquisitions during FY 2014.

Interest Income

Interest income of approximately $85,000 realized in FY 2014 represents an increase of $41,000 from the $44,000 realized in FY 2013 due to higher balances of notes receivable.

Income Tax Expense

Our effective income tax rate in FY 2014 was 40.7% which is a decrease of 6.9% compared to an effective rate of 47.7% during FY 2013. As described further in Note 6 to the Consolidated Financial Statements, the decrease in the effective tax rate is primarily due to the tax consequences of acquiring a controlling interest in U-Swirl, Inc.

Investment Gain

An investment gain of $18,380 was recognized during FY 2014 compared with no amount recognized in FY 2013. This gain was recognized as a result of us transferring 300,000 shares of U-Swirl, Inc. common stock for services provided in conjunction with business acquisitions during FY 2014. The gain represents the excess of the fair value of services, compared to our basis in the shares transferred.

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

Revenues	For the Year Ended
	February 28,		$	%
($’s in thousands)	2013	2012	Change	Change
Factory sales	$24,651.5	$23,597.1	$1,054.4	4.5%
Retail sales	5,492.6	5,278.5	214.1	4.1%
Royalty and marketing fees	5,876.9	5,495.6	381.3	6.9%
Franchise fees	294.2	255.7	38.5	15.1%
Total	$36,315.2	$34,626.9	$1,688.3	4.9%

Factory Sales

The increase in factory sales in FY 2013 compared to FY 2012 was primarily due to a 4.0% increase in shipments of product to customers outside our network of franchised retail stores and a 4.6% increase in purchases by our network of franchised and licensed retail stores during FY 2013 compared with FY 2012.

Retail Sales

The increase in retail sales in FY 2013 compared to FY 2012 was primarily due to an increase in the average number of Company-owned stores in operation as a result of Company-owned Aspen Leaf Yogurt locations in operation for the full year, partially offset by the sale of three Company-owned Rocky Mountain Chocolate Factory locations during the year and the closing of one Company-owned Rocky Mountain Chocolate Factory location. Same-store sales at Company-owned Rocky Mountain Chocolate Factory stores increased 1.7% in FY 2013 compared to FY 2014.

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

Costs and Expenses	For the Year Ended
	February 28,		$	%
($’s in thousands)	2013	2012	Change	Change

Cost of sales – factory adjusted	$16,803.9	$16,150.9	$653.0	4.0%
Cost of sales - retail	2,151.2	2,158.3	(7.1)	(0.3% )
Franchise costs	2,080.1	1,796.5	283.6	15.8%
Sales and marketing	1,939.0	1,683.7	255.3	15.2%
General and administrative	3,846.9	3,044.6	802.3	26.4%
Retail operating	3,371.7	3,189.2	182.5	5.7%
Total	$30,192.8	$28,023.2	$2,169.6	7.7%

Adjusted Gross Margin	For the Year Ended
	February 28,		$	%
($’s in thousands)	2013	2012	Change	Change

Factory adjusted gross margin	$7,847.6	$7,446.2	$401.4	5.4%
Retail	3,341.4	3,120.2	221.2	7.1%
Total	$11,189.0	$10,566.4	$622.6	5.9%

Adjusted Gross Margin	For the Year Ended
	February 28,		%	%
	2013	2012	Change	Change
(Percent)
Factory adjusted gross margin	31.8%	31.6%	0.2%	0.6%
Retail	60.8%	59.1%	1.7%	2.9%
Total	37.1%	36.6%	0.5%	1.4%

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

	For the Year Ended
	February 28,
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

Liquidity and Capital Resources

As of February 28, 2014, working capital was $9.0 million compared with $9.0 million as of February 28, 2013. Working capital was unchanged due primarily to our operating results less the payment of $2.7 million in cash dividends and the use of long-term financing to fund business acquisitions.

Cash and cash equivalent balances increased from $5.3 million as of February 28, 2013 to $5.9 million as of February 28, 2014 as a result of cash flows generated by operating activities being greater than cash flows used in financing and investing activities. The Company’s current ratio was 2.1 to 1 at February 28, 2014 in comparison with 2.6 to 1 at February 28, 2013. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 28, 2014, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2014 the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2014.

The Company’s long-term debt is comprised of a promissory note used to finance the Company’s business acquisitions (unpaid balance as of February 28, 2014, $6.4 million).

The table below presents significant contractual obligations of the Company at February 28, 2014.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Line of credit	-	-	-	-	-
Notes payable	6,400	108	2,464	2,659	1,169
Operating leases	3,350	1,148	1,472	678	52
Other long-term obligations	1,112	467	566	79	-
Total	10,862	1,723	4,502	3,416	1,221

For FY 2015, the Company anticipates making capital expenditures of approximately $900,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2015. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of February 28, 2014, we had no off-balance sheet arrangements or obligations.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2014, based on future contractual obligations for chocolate products, we estimate that a 10.0% increase or decrease in the prices of cocoa would result in a $52,000 favorable or unfavorable price benefit or cost resulting from our contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 28, 2014, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Durango, Colorado

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries (the “Company”) as of February 28, 2014 and February 28, 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting (“Internal Control”). Our audits included consideration of Internal Control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s Internal Control. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries as of February 28, 2014 and February 28, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ EKS&H LLLP

June 11, 2014

Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2014	2013	2012
Revenues
Sales	$31,662,273	$30,144,059	$28,875,629
Franchise and royalty fees	7,522,534	6,171,142	5,751,263
Total revenues	39,184,807	36,315,201	34,626,892

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $292,914, $286,541 and $278,266, respectively	19,613,411	18,955,136	18,309,236
Franchise costs	2,062,548	2,080,128	1,796,492
Sales & marketing	2,153,766	1,939,006	1,683,646
General and administrative	5,003,337	3,846,940	3,044,569
Retail operating	3,303,436	3,371,702	3,189,215
Depreciation and amortization	1,026,775	935,377	750,860
Loss on the sale of assets – Aspen Leaf Yogurt long-lived assets	-	2,011,917	-
Restructuring and acquisition related charges	786,013	635,168	-

Total costs and expenses	33,949,286	33,775,374	28,774,018

Operating Income	5,235,521	2,539,827	5,852,874

Other Income (Expense)
Interest expense	(49,333)	-	-
Interest income	84,596	43,667	58,904
Investment gain	18,380	-	-
Other, net	53,643	43,667	58,904

Income Before Income Taxes	5,289,164	2,583,494	5,911,778

Income Tax Expense	2,154,660	1,233,460	2,035,746

Consolidated Net Income	3,134,504	1,350,034	3,876,032
Less: Net (loss) income attributable to non-controlling interest	(1,257,940)	(128,178)	-

Net Income attributable to RMCF	$4,392,444	$1,478,212	$3,876,032

Basic Earnings per Common Share	$.72	$.24	$.63
Diluted Earnings per Common Share	$.68	$.24	$.62

Weighted Average Common Shares Outstanding	6,100,032	6,078,575	6,111,480

Dilutive Effect of Employee Stock Awards	336,879	140,426	183,599
Weighted Average Common Shares Outstanding, Assuming Dilution	6,436,911	6,219,001	6,295,079

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$5,859,729	$5,321,696
Accounts receivable, less allowance for doubtful accounts of $543,683 and $507,806, respectively	5,347,752	3,916,320
Notes receivable, current portion, less current portion of the valuation allowance of $33,047 and $10,382, respectively	357,360	197,078
Refundable income taxes	160,890	-
Inventories, less reserve for slow moving inventory of $204,068 and $253,148, respectively	4,410,763	4,221,036
Deferred income taxes	538,871	628,633
Other	316,378	259,170
Total current assets	16,991,743	14,543,933

Property and Equipment, Net	8,488,198	6,777,143

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $24,200 and $37,400, respectively	509,784	469,362
Goodwill, net	4,216,444	1,046,944
Franchise rights	6,489,248	800,000
Intangible assets, net	602,183	635
Other	167,939	195,928
Total other assets	11,985,598	2,512,869

Total Assets	$37,465,539	$23,833,945

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$108,023	$-
Accounts payable	1,971,530	1,998,897
Accrued salaries and wages	776,567	1,184,739
Other accrued expenses	2,627,872	1,294,487
Dividend payable	675,422	667,532
Deferred income	1,798,781	417,484
Total current liabilities	7,958,195	5,563,139

Long-Term Debt, Less Current Maturities	6,291,977	-
Deferred Income Taxes	1,050,489	881,694

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value; 100,000,000 shares authorized; 6,140,200 and 6,068,470 shares issued and outstanding, respectively	184,206	182,054
Additional paid-in capital	9,892,973	7,559,442
Retained earnings	10,344,794	8,642,093
Non-controlling interest in equity of subsidiary	1,742,905	1,005,523
Total stockholders’ equity	22,164,878	17,389,112

Total liabilities and stockholders’ equity	$37,465,539	$23,833,945

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2014	2013	2012
Common Stock
Balance at beginning of year	$182,054	$184,872	$182,099
Repurchase and retirement of common stock	-	(4,899)	-
Issuance of common stock	120	120	120
Exercise of stock options, vesting of restricted stock units and other	2,032	1,961	2,653
Balance at end of year	184,206	182,054	184,872

Additional Paid-In Capital
Balance at beginning of year	7,559,442	8,712,743	8,060,041
Repurchase and retirement of common stock	-	(1,710,453)	-
Issuance of common stock	48,280	37,080	41,200
Exercise of stock options, vesting of restricted stock units and other	746,667	461,695	586,540
Transfers (to) from non-controlling interest	1,469,752	-	-
Tax benefit from employee stock transactions	68,832	58,377	24,962
Balance at end of year	9,892,973	7,559,442	8,712,743

Retained Earnings
Balance at beginning of year	8,642,093	9,838,205	8,411,975
Net income	4,392,444	1,478,212	3,876,032
Cash dividends declared	(2,689,743)	(2,674,324)	(2,449,802)
Balance at end of year	10,344,794	8,642,093	9,838,205

Non-controlling Interest in Equity of Subsidiary
Balance at beginning of year	1,005,523	-	-
Net income (loss)	(1,257,940)	(128,178)	-
Non-controlling interest in acquired business	-	664,612	-
Contributions, net	1,995,322	469,089	-
Balance at end of year	1,742,905	1,005,523	-

Total Stockholders’ Equity	$22,164,878	$17,389,112	$18,735,820

Common Shares
Balance at beginning of year	6,068,470	6,162,389	6,069,976
Repurchase and retirement of common stock	-	(163,300)	-
Issuance of common stock	4,000	4,000	4,000
Exercise of stock options, vesting of restricted stock units and other	67,730	65,381	88,413
Balance at end of year	6,140,200	6,068,470	6,162,389

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	4,392,444	1,478,212	3,876,032
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,026,775	935,377	750,860
Provision for loss on accounts and notes receivable	216,000	330,000	352,000
Provision for inventory loss	44,127	60,000	60,000
Asset impairment and store closure losses	65,000	172,000	28,000
(Gain) loss on sale of assets	21,236	1,994,069	27,153
Expense recorded for stock compensation	601,969	418,633	457,449
Deferred income taxes	258,557	(1,144,622)	733,875
Changes in operating assets and liabilities:
Accounts receivable	(1,408,048)	(235,345)	479,099
Refundable income taxes	(160,890)	724,911	(605,023)
Inventories	12,793	98,478	154,143
Other assets	(63,958)	18,664	(11,137)
Accounts payable	(439,014)	513,119	(197,772)
Accrued liabilities	915,213	1,065,090	147,782
Deferred income	1,381,297	(58,516)	(105,410)
Net cash provided by operating activities	6,863,501	6,370,070	6,147,051

Cash Flows From Investing Activities:
Additions to notes receivable	(784,098)	(285,191)	(102,529)
Proceeds received on notes receivable	344,010	113,633	226,896
Proceeds from sale or distribution of assets	2,600	888,700	52,800
Acquisitions, net of cash acquired and franchise rights	-	(1,688)	-
Intangible assets	(8,949,534)	(800,000)	-
Increase in other assets	1,597,762	(148,618)	(40,092)
Purchase of property and equipment	(2,518,317)	(742,871)	(3,260,638)
Net cash used in investing activities	(10,307,577)	(976,035)	(3,123,563)

Cash Flows From Financing Activities:
Proceeds from long-term debt	6,400,000	-	-
Repurchase of common stock	-	(1,715,352)	-
Issuance of common stock	195,130	82,223	173,064
Tax benefit of stock option exercise	68,832	58,377	24,962
Dividends paid	(2,681,853)	(2,623,031)	(2,440,560)
Net cash provided by (used in) financing activities	3,982,109	(4,197,783)	(2,242,534)

Net Increase (Decrease) In Cash And Cash Equivalents	538,033	1,196,252	780,954

Cash And Cash Equivalents At Beginning Of Year	5,321,696	4,125,444	3,344,490

Cash And Cash Equivalents At End Of Year	$5,859,729	$5,321,696	$4,125,444

The accompanying notes are an integral part of these consolidated statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC and it’s 42%-owned subsidiary, U-Swirl, Inc. of which, Rocky Mountain Chocolate Factory, Inc. has financial control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. As of February 28, 2014 Rocky Mountain Chocolate Factory, Inc. held 42% of U-Swirl, Inc. common stock issued and outstanding, or payable. Additionally, Rocky Mountain Chocolate Factory, Inc. had the right to acquire approximately 26,400,000 shares of common stock through the conversion of debt into common stock. If the Company exercised this conversion we believe RMCF would hold approximately 75% of U-Swirl, Inc. common stock. RMCF and U-Swirl also share representation on the board of directors with the U-Swirl Board of Directors primarily composed of Board members also serving the RMCF Board.

Rocky Mountain Chocolate Factory, Inc. (“RMCF”) is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea, and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

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

On January 14, 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary of the Company formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the franchise rights of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. U-Swirl, Inc. is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept. U-Swirl has built and operates cafés owned and operated by U-Swirl, Inc. (“Company-owned”) and franchises to others the right to own and operate U-Swirl cafés. It also franchises and operates self-serve frozen yogurt cafes under the names “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” and “Aspen Leaf Yogurt” as a result of the transactions described above.

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt cafés branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt cafés, including all of its franchise rights and one company-owned café. The assets were acquired for approximately $4.25 million in cash and 4 million shares of U-Swirl common stock. U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli LLC, which was the franchisor of self-serve frozen yogurt cafés branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt cafés, including all of its franchise rights and four company-owned cafés. The assets were acquired for approximately $2.15 million in cash and $200,000 in shares of U-Swirl common stock. The Yogli Mogli Purchase Agreement contains customary representations and warranties, covenants and indemnification obligations.

On February 20, 2014 U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. U-Swirl purchased the Fuzzy Peach Franchising, LLC assets for $481,000 in cash paid at the time of closing, plus an earn-out that could increase the purchase price by up to another $349,000 based upon royalty income generated by Fuzzy Peach stores over the next twelve months.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under RMCF and its subsidiaries at February 28, 2014:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	7	7
Franchise stores – Domestic stores	5	207	212
Franchise stores – Domestic kiosks	-	6	6
International License Stores	1	69	70
Cold Stone Creamery – co-branded	3	65	68
U-Swirl, Inc. Stores (Including all associated brands)
Company-owned stores	-	11	11
Company-owned stores – co-branded	-	2	2
Franchise stores – Domestic stores	-	259	259
Franchise stores – Domestic – co-branded	-	9	9
International License Stores	-	4	4
Total	9	639	648

Consolidation

The management of RMCF accounts for the activities of Rocky Mountain Chocolate Factory and its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC. As described above, on January 14, 2013, the Company acquired a majority interest in U-Swirl, Inc. Prior to January 14, 2013, the Company’s financial statements exclude the financial information of U-Swirl, Inc. The management of U Swirl, Inc. separately accounts for the activities of U-Swirl, Inc. utilizing critical accounting policies substantially the same as those of RMCF. Beginning on January 14, 2013 and continuing through February 28, 2014, the results of operations, assets and liabilities of U-Swirl, Inc. have been included in these Consolidated Financial Statements. The Company has consolidated $5,501,539 and $1,951,092 of assets, $3,758,634 and $945,569 of liabilities and an operating loss of $806,892 and $320,446 of U-Swirl, Inc. for the years ended February 28, 2014 and 2013, respectively.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company classifies certain instruments with a maturity of between three and six months to be cash equivalents because these instruments allow for early termination with minimal penalty and are readily convertible to known amounts of cash. As of February 28, 2014 and February 28, 2013, the Company held a Certificate of Deposit with an original maturity date of six-months totaling $108,000 and classified this amount as a cash equivalent. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $5.0 million at February 28, 2014.

Accounts and Notes Receivable

In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2014, the Company has $924,391 of notes receivable outstanding and an allowance for doubtful accounts of $57,247 associated with these notes. The notes require monthly payments and bear interest rates ranging from 4.5% to 8%. The notes mature through September, 2018 and approximately $777,000 of notes receivable are secured by the assets financed.

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

Goodwill

Goodwill arose from three transaction types. The first type was the result of the incorporation of the Company after its inception as a partnership. The goodwill recorded was the excess of the purchase price of the Company over the fair value of its assets. The Company has allocated this goodwill equally between its Franchising and Manufacturing operations. The second type was the purchase of various retail stores, either individually or as a group, for which the purchase price was in excess of the fair value of the assets acquired. Finally, goodwill arose from business acquisitions, where the fair value of the consideration given for acquisition exceeded the fair value of the identified assets net of liabilities.

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company performed impairment testing with no impact to its financial results for the years ended February 28, 2014 and 2013.

Franchise Rights

Franchise rights arose from the entry into agreements to acquire substantially all of the franchise rights of Yogurtini, CherryBerry and Yogli Mogli, as described above. Franchise rights are amortized over a period of 20 years.

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

Franchise and Royalty Fees

Franchise fee revenue is recognized upon opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes a marketing and promotion fee of one percent (1%) of franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with Rocky Mountain Chocolate Factory franchise store openings in the third quarter of FY 2004, the Company modified its royalty structure. Under the current structure, the Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 the Company recognizes a royalty fee of five percent (5%) of franchised stores’ gross retail sales. Royalty fees for U-Swirl cafés are based on the rate defined in the acquired contracts for the franchise rights and range from 2.5% to 6% of gross retail sales.

In certain instances we are required to pay a portion of franchise fee revenue, or royalty fees to parties we’ve contracted with to assist in developing and growing a brand. The agreements generally include Development Agents, or commissioned brokers who are paid a portion of the initial franchise fee, a portion of the ongoing royalty fees, or both. When such agreements exist, we report franchise fee and royalty fee revenues net of the amount paid, or due, to the agent/broker.

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

Vulnerability Due to Certain Concentrations

Revenue from one customer of the Company’s Manufacturing segment represented approximately $5.2 million or 13% of the Company’s revenues during year ended February 28, 2014. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Stock-Based Compensation

At February 28, 2014, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $601,968, $418,633, and $457,449 related equity-based compensation expense during the years ended February 28 or 29, 2014, 2013 and 2012, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.

Tax benefits in excess of the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit included in net cash provided by financing activities for the years ended February 28 or 29, 2014, 2013 and 2012 was $68,832, $58,377 and $24,962, respectively.

During FY 2014, the Company granted 280,900 restricted stock units with a grant date fair value of $3,437,950 compared with no restricted common stock units granted in the prior year. There were no stock options granted to employees during FY 2014 or FY 2013. The restricted stock unit grants generally vest 17-20% annually over a period of five to six years. The Company recognized $553,568 of equity-based compensation expense related to these grants during FY 2014 compared with $381,433 in FY 2013. Total unrecognized compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2014 was $3,147,861, which is expected to be recognized over the weighted average period of 5 years.

During the FY 2014, the Company issued 4,000 fully-vested, unrestricted shares to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock to non-employee directors in FY 2013. In connection with these non-employee director stock issuances, the Company recognized $48,400 and $37,200 of stock-based compensation expense during FY 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. During 2014, 2013 and 2012, 12,936, 101,661, and 117,437, respectively, stock options were excluded from diluted shares as their effect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for Rocky Mountain Chocolate Factory amounted to $250,739, $233,731, and $235,282 for the fiscal years ended February 28 or 29, 2014, 2013 and 2012, respectively. Total advertising expense for U-Swirl and Aspen Leaf Yogurt amounted to $134,192, $192,088, and $85,147 for the fiscal years ended February 28 or 29, 2014, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after December 15, 2012. The Company adopted this guidance without material impact on its consolidated financial position or results of operations.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28:

	2014	2013
Ingredients and supplies	$2,531,413	$2,531,559
Finished candy	1,761,131	1,590,966
U-Swirl, Inc. food and packaging	118,219	98,511
Total inventories	$4,410,763	$4,221,036

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

	2014	2013
Land	$513,618	$513,618
Building	4,775,466	4,764,005
Machinery and equipment	9,518,832	8,864,126
Furniture and fixtures	1,324,846	1,024,261
Leasehold improvements	2,489,782	1,930,991
Transportation equipment	394,508	392,755
Capital work in progress	967,937	-
	19,984,989	17,489,756

Less accumulated depreciation	11,496,791	10,712,613
Property and equipment, net	$8,488,198	$6,777,143

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2014, the Company had a $5 million line of credit from a bank, collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime less 50 basis points or at 5.0%, whichever is greater (5.0% at February 28, 2014). At February 28, 2014, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2014 the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2014 and we believe it is likely to be renewed on terms similar to current terms.

Effective January 16, 2014, the Company entered into a business loan agreement with Wells Fargo Bank, N.A. (the “Wells Fargo Loan Agreement”) for a $7.0 million line of credit to be used to loan money to U-Swirl to fund the purchase price of the Acquisitions by U-Swirl (the “Wells Fargo Loan”). The Company made its first draw of approximately $6.4 million on the Wells Fargo Loan on January 16, 2014 and the first draw was the amount outstanding at February 28, 2014. Interest on the Wells Fargo Loan is at a fixed rate of 3.75% and the maturity date is January 15, 2020. Interest on the Wells Fargo Loan accrues monthly commencing on February 15, 2014. The first principal and interest payment of approximately $128,000 is due on February 15, 2015, with amortized principal and interest payments continuing monthly thereafter. The Wells Fargo Loan may be prepaid without penalty at any time by the Company. The Wells Fargo Loan is collateralized by substantially all of the Company’s assets, including the U-Swirl Loan Agreement. Additionally, the Wells Fargo Loan is subject to various financial ratio and leverage covenants. The Wells Fargo Loan Agreement also contains customary representations and warranties, covenants and acceleration provisions in the event of a default by the Company.

Long-term debt consists of the following at February 28:

	2014	2013
Note payable in monthly installments of principal and interest at 3.75% per annum through December 2019 collateralized by substantially all business assets.	$6,400,000	$-
Less current maturities	108,023	-
	$6,291,977	$-

The following is a schedule by year of maturities of long-term debt for the years ending February 28 or 29:

2015	$108,000
2016	1,208,800
2017	1,255,600
2018	1,304,200
2019	1,354,600
Thereafter	1,168,800
Total	$6,400,000

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

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2015	$851,000
2016	584,000
2017	359,000
2018	310,000
2019	242,000
Thereafter	52,000
Total	$2,398,000

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

2015	$468,000
2016	373,000
2017	192,000
2018	79,000
Total	$1,112,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2014	2013	2012
Minimum rentals	$1,658,710	$862,866	$834,087
Less sublease rentals	(686,000)	(157,000)	(125,300)
Contingent rentals	22,626	20,399	17,692
	$995,336	$726,265	$726,479

In FY 2013, the Company renewed an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2015	$113,000
2016	116,000
2017	121,000
2018	30,000
Total	$380,000

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2015	$183,500
2016	$145,400
2017	$145,400
2018	$96,900
Total	$571,200

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2014	2013	2012
199,894	201,081	200,826

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $567,000 of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Resulting from the purchase of the franchise rights of Yogurtini, the Company may pay up to an additional aggregate amount of $928,000, which is contingent on financial performance of the franchise rights over a two-year period. Resulting from the purchase of the franchise rights of Fuzzy Peach, the Company may pay up to an additional aggregate amount of $349,000 which is contingent on financial performance of the franchise rights over 12 months.

Our Subsidiary, U-Swirl, as part of the business acquisition of CherryBerry agreed to issue 4,000,000 shares of U-Swirl common stock as a component of the consideration paid for the business assets. Associated with these shares, U-Swirl guaranteed a per share value of $0.50, subject to restrictions on the sale of the shares. This guaranteed value of the shares may result in the need for an additional payment of up to $2,000,000 based on the value of U-Swirl stock price.

NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following for the years ending February 28 or 29:

	2014	2013	2012
Current
Federal	$1,668,259	$2,090,996	$1,128,049
State	227,904	287,026	173,822
Total Current	1,896,163	2,378,022	1,301,871

Deferred
Federal	237,538	(1,107,287)	729,900
State	20,959	(37,275)	3,975
Total Deferred	258,497	(1,144,562)	733,875
Total	$2,154,660	$1,233,460	$2,035,746

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ending February 28 or 29:

	2014	2013	2012
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.1%	4.8%	2.0%
Domestic production deduction	(2.4%)	(3.2%)	(1.8%)
Other	0.1%	1.5%	0.2%
Acquisition related expenses	-	6.4%	-
Valuation allowance, U-Swirl, Inc. Consolidated loss	5.9%	4.2%	-
Effective Rate	40.7%	47.7%	34.4%

The decrease in the effective tax rate for the year ended February 28, 2014, compared to the prior year, is primarily due to the tax consequences of acquiring a majority interest in U-Swirl, Inc in the prior year, and the associated increase in the effective rate for that period. The acquisition of our interest in U-Swirl, Inc. resulted in non-deductible acquisition related expenses of approximately $268,000 for the fiscal year ended February 28, 2013. The Company also recognized a gain of $222,000 during the year ended February 28, 2013 for purposes of income tax reporting, the result of the transfer of Aspen Leaf Yogurt franchise rights to U-Swirl, Inc. U-Swirl, Inc. and RMCF will continue to file separate income tax returns for each entity. U-Swirl, Inc. has a history of net losses and does not expect to realize the tax benefit of those losses. The consolidation of U-Swirl net loss into the results of RMCF did not reduce the taxable income for RMCF in the current or prior years.

The components of deferred income taxes at February 28 are as follows:

	2014	2013
Deferred Tax Assets
Allowance for doubtful accounts and notes	$219,108	$280,030
Inventories	75,505	93,726
Accrued compensation	210,290	136,406
Loss provisions and deferred income	143,877	166,650
Self insurance accrual	27,240	43,625
Amortization, design costs	54,312	71,868
Restructuring charges	1,850	115,963
U-Swirl, Inc. accumulated net loss	689,590	380,383
Valuation allowance, U-Swirl, Inc. accumulated net loss	(689,590)	(380,383)
Net deferred tax assets	732,182	908,268

Deferred Tax Liabilities
Depreciation and amortization	(1,133,467)	(1,079,004)
Prepaid expenses	(110,333)	(82,325)
Net deferred tax liability	$(1,243,800)	$(1,161,329)

Current deferred tax assets	$538,871	$628,633
Non-current deferred tax liabilities	(1,050,489)	(881,694)
Net deferred tax liability	$(511,618)	$(253,061)

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2009.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 28, 2014.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the financial statements for the years ended February 28, 2014 or 2013. The Company's federal tax returns for all years after 2010 and the Company's state tax returns after 2009 are subject to future examination by tax authorities for all of the Company's tax jurisdictions. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2014 and 2013.

As of February 28, 2014, U-Swirl, Inc. was not consolidated with us for purposes of filing federal income tax. U-Swirl, Inc. files a separate federal tax return and has its own federal loss carry forward. As of February 28, 2014 U-Swirl, Inc. had recorded a full valuation allowance related to the realization of its deferred income tax assets.

In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when the Company acquired its majority ownership interest in January 2013.

We estimate that the potential future tax deductions of U-Swirl, Inc. accumulated net operating losses, limited by section 382, to be approximately $1.0 million with a resulting deferred tax asset of approximately $690,000. We have recorded a valuation allowance for this amount to reflect the likelihood of realization of this deferred tax asset.

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per common share on June 8, 2012, September 14, 2012, December 14, 2012 and March 15, 2013 to shareholders of record on May 24, 2012, September 4, 2012, November 30, 2012 and March 1, 2013 respectively. The Company paid a quarterly cash dividend of $0.11 per common share on June 14, 2013, September 13, 2013, December 13, 2013 and March 14, 2014 to shareholders of record on June 4, 2013, September 3, 2013, November 29, 2013 and February 28, 2014, respectively.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2014, shareholders approved the amendment of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options; stock appreciation rights; stock awards, restricted stock and stock units; performance shares and performance units; other stock or cash based awards. As of February 28, 2014, 500,140 restricted stock units, 12,936 stock options and 24,000 unrestricted shares have been awarded under the 2007 Plan and 323,770 shares of common stock are available for award under the plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans, 300,000 shares authorized upon amendment and 170,189 shares forfeited under the 2007 Plan and suspended plans, less shares awarded under the Plan.

Under the 2004 Stock Option Plan (the “2004 Plan”), options to purchase up to 970,200 of the Company’s common stock were previously authorized to be granted at prices not less than market value at the date of grant. Options granted may not have a term exceeding ten years under the 2004 plan and the 2007 plan. Options representing the right to purchase 142,944 and 12,936 shares of the Company’s common stock were outstanding under the 2004 Plan and the 2007 Plan, respectively, at February 28, 2014.

Information with respect to stock option awards outstanding under the plans at February 28, 2014, and changes for the three years then ended was as follows:

	Twelve Months Ended February 28 or 29:
	2014	2013	2012
Outstanding stock options at beginning of year:	270,945	307,088	341,890
Granted	-	-	12,936
Exercised	(26,340)	(21,191)	(45,113)
Cancelled/forfeited	(88,725)	(14,952)	(2,625)
Outstanding stock options as of February 28 or 29:	155,880	270,945	307,088

Weighted average exercise price	$8.01	$11.17	$10.84
Weighted average remaining contractual term (in years)	0.45	1.94	2.76

Information with respect to restricted stock unit awards outstanding under the plans at February 28, 2014, and changes for the three years then ended was as follows:

	Twelve Months Ended February 28 or 29:
	2014	2013	2012
Outstanding non-vested restricted stock units at beginning of year:	57,030	101,980	141,260
Granted	280,900	-	4,540
Vested	(41,390)	(44,190)	(43,300)
Cancelled/forfeited	(1,500)	(760)	(520)
Outstanding non-vested restricted stock units as of February 28 or 29:	295,040	57,030	101,980

Weighted average grant date fair value	$12.09	$9.22	$9.19
Weighted average remaining vesting period (in years)	4.99	1.14	2.00

Additional information about stock options outstanding at February 28, 2014 is summarized as follows:

			Options Outstanding
Range of exercise prices			Number exercisable	Weighted average remaining contractual life in years	Weighted average exercise price
$7.408	to	7.415	142,942	0.30	$7.41
$14.695			12,936	2.04	$14.70

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

FY 2014	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$6,045,675	$27,101,515	$2,391,627	$5,528,649	$-	$41,067,466
Intersegment revenues	-	(1,882,659)	-	-	-	(1,882,659)
Revenue from external customers	6,045,675	25,218,856	2,391,627	5,528,649	-	39,184,807
Segment profit (loss)	2,798,934	7,189,181	(192,966)	(806,891)	(3,699,094)	5,289,164
Total assets	1,223,605	11,966,991	1,278,862	15,557,675	7,438,406	37,465,539
Capital expenditures	49,040	931,102	98,115	1,295,105	144,955	2,518,317
Total depreciation & amortization	37,089	294,986	62,039	487,073	145,588	1,026,775

FY 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$6,047,039	$26,451,612	$5,395,805	$505,956	$-	$38,400,412
Intersegment revenues	-	(2,085,211)	-	-	-	(2,085,211)
Revenue from external customers	6,047,039	24,366,401	5,395,805	505,956	-	36,315,201
Segment profit (loss)	2,494,868	6,853,360	(2,251,581)	(320,446)	(4,192,707)	2,583,494
Total assets	1,302,094	10,510,745	1,305,006	3,446,319	7,269,781	23,833,945
Capital expenditures	25,985	277,675	290,330	2,719	146,162	742,871
Total depreciation & amortization	39,029	290,076	383,550	70,146	152,577	935,378

FY 2012	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$5,751,263	$25,723,144	$5,438,911	$-	$-	$36,913,318
Intersegment revenues	-	(2,286,426)	-	-	-	(2,286,426)
Revenue from external customers	5,751,263	23,436,718	5,438,911	-	-	34,626,892
Segment profit (loss)	2,572,926	6,704,333	(289,418)	-	(3,076,064)	5,911,777
Total assets	1,434,619	10,238,204	5,212,456	-	7,277,691	24,162,970
Capital expenditures	12,713	208,807	2,795,308	-	243,810	3,260,638
Total depreciation & amortization	59,947	293,804	255,575	-	141,535	750,861

During FY 2013 the information reported in our “U-Swirl, Inc.” segment includes data from January 14, 2013 through February 28, 2013, the period that was consolidated within our financial results.

Revenue from one customer of the Company’s Manufacturing segment represents approximately $5.2 million of the Company’s revenues from external customers during year ended February 28, 2014.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

Cash paid (received) for:	2014	2013	2012
Income taxes paid	2,417,238	1,173,717	1,881,929
Interest	20,000	-	-
Accrued Inventory	246,647	260,441	209,028

Non-Cash Financing Activities:
Dividend payable	675,422	667,532	616,239

Non-Cash Investing Activities:
Acquired interest in U-Swirl, Inc.	-	800,000	-
Accrued capital expenditures	175,000	-	130,481

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2014, 2013 and 2012, the Company’s contribution was approximately $60,000, $50,000, and $39,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2014 and 2013:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2014
Total revenue	$10,177,862	$8,663,161	$9,279,994	$11,063,790	$39,184,807
Gross margin before depreciation	3,151,525	2,985,223	2,739,681	3,172,433	12,048,862
Net income	1,179,307	1,027,784	699,174	1,486,179	4,392,444
Basic earnings per share	.19	.17	.11	.24	.72
Dilute earnings per share	.19	.16	.11	.23	.68

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2013
Total revenue	$9,658,193	$7,729,837	$8,635,804	$10,291,367	$36,315,201
Gross margin before depreciation	3,068,390	2,560,569	2,558,493	3,001,471	11,188,923
Net income (loss)	1,062,329	828,782	(509,484)	96,585	1,478,212
Basic earnings (loss) per share	.17	.14	(.08)	.02	.24
Diluted earnings (loss) per share	.17	.13	(.08)	.02	.24

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:

		2014		2013
	Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10	220,778	206,652	205,777	205,142
Packaging licenses	3-5	120,830	120,830	120,830	120,830
Packaging design	10	430,973	430,973	430,973	430,973
Trademark/Non-competition agreement	5-20	593,340	5,283	-	-
Total		1,365,921	763,738	757,580	756,945
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		3,464,500	197,682	295,000	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		4,878,828	662,384	1,709,328	662,384

Franchise Rights	20	6,580,034	90,786	800,000	-

Total intangible assets		$12,824,783	$1,516,908	$3,266,908	$1,419,329

Amortization expense related to intangible assets totaled $97,578, $8,316, and $43,744 during the fiscal year ended February 28 or 29, 2014, 2013 and 2012, respectively.

At February 28, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2015	$434,188
2016	417,807
2017	461,182
2018	483,501
2019	493,328
Thereafter	4,801,425
Total	$7,091,431

NOTE 14 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

As discussed in Note 1, on January 14, 2013, “Newco” entered into an agreement to acquire substantially all of the franchise rights of Yogurtini. In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, Inc., in exchange for a controlling equity interest in U-Swirl, Inc. Upon completion of these transactions, the management of U-Swirl, Inc. is responsible for operations at all company-owned Aspen Leaf Yogurt locations and the selling and support of franchise locations. Associated with this transaction, the Company recorded net restructuring charges of $635,168 during the year ended February 28, 2013.

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014 U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $786,013 during the year ended February 28, 2014.

Restructuring and acquisition charges incurred at February 28, 2014 and 2013 were comprised of the following:

	2014	2013
Professional fees	$763,168	$337,599
Severance compensation	-	28,155
Previously deferred revenue	-	(44,000)
Provision for termination of contractual obligations	22,845	185,414
Other	-	128,000

Total	$786,013	$635,168

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors. The director operates two ALY locations under the Franchise Agreements and the Development Agreement.

As of February 28, 2014, the Company had receivables of approximately $550 due from such director associated with the director’s ownership and operation of the two current ALY locations.

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. As of February 28, 2014, the Company had incurred expenses of $30,050 and $7,600 was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

U-Swirl, Inc. was owed $11,989 and $8,597 as of February 28, 2014 and 2013, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer. The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of February 28, 2014, U-Swirl, Inc. had deferred revenue of $30,000 from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

NOTE 16 – SUBSEQUENT EVENTS

On May 30, 2014, U-Swirl entered into a tentative agreement to sell three Company owned stores. U-Swirl received a deposit of $600,000 from the buyer to secure the rights to acquire the assets through definitive agreement. These stores were acquired in January 2014 as part of their acquisition of business assets. U-Swirl believes that the sales of these assets will approximate the preliminary value assigned to the assets and that the sale of the assets will not have a material impact on results of operations.

NOTE 17 – NET INCOME AND TRANSFERS (TO) FROM NON-CONTROLLING INTEREST

The effect of changes in Rocky Mountain Chocolate Factory’s ownership interest in its subsidiary, U-Swirl, Inc. was comprised of the following at February 28, 2014:

Net Income (loss) attributable to RMCF shareholders	(868,543)
Transfers from non-controlling interest
U-Swirl, Inc. expense recorded for equity based compensation	62,000
U-Swirl, Inc. common stock issued, at fair value, for business acquisitions	1,721,286
U-Swirl, Inc common stock issued upon the exercise of stock options and warrants	34,189
Change to ownership interest resulting from stock issuances	(347,723)
Net transfers from non-controlling interest	1,469,752
Changes from net loss and transfers from non-controlling interest	$601,209

NOTE 18 – ACQUISITION OF U-SWIRL, INC.

On January 14, 2013 the Company entered into an agreement to acquire a controlling equity interest in U-Swirl, Inc., a publicly traded company (OTCQB: SWRL). U-Swirl, Inc. is a franchisor and operator of self-serve frozen yogurt locations. In exchange for our interest we contributed our recently acquired franchise rights in YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”) as well as the franchise rights for Aspen Leaf Yogurt, LLC. With the addition of Yogurtini and Aspen Leaf Yogurt the Company believes that U-Swirl, Inc. will have the “critical mass” necessary to achieve profitability.

The Company accounted for this business combination in accordance with ASC 805 – Business Combinations, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction.

The purchase price was allocated as follows during the year ended February 28, 2013:

2013
Assets acquired	$1,763,110
Liabilities assumed	(746,585)
Non-controlling interest	(664,612)

Total purchase price	$351,913

The consideration for the purchase price was made up of 40% of the following assets during the year ended February 28, 2013:

2013
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

As a part of these transactions the Company recognized $635,168 as acquisition related costs in the line item “Restructuring charges” on the Income Statement. Included in our consolidated earnings are U-Swirl’s losses between January 14, 2013 and February 28, 2013 of $(320,446).

NOTE 19 – ACQUISITION OF CHERRYBERRY, YOGLI MOGLI AND FUZZY PEACH

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt cafés branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt cafés, including all of its franchise rights and one company-owned café. The assets were acquired for approximately $4.25 million in cash and 4 million shares of U-Swirl common stock. U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli LLC, which was the franchisor of self-serve frozen yogurt cafés branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt cafés, including all of its franchise rights and four company-owned cafés. The assets were acquired for approximately $2.15 million in cash and $200,000 in shares of U-Swirl common stock. The Yogli Mogli Purchase Agreement contains customary representations and warranties, covenants and indemnification obligations.

On February 20, 2014 U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. U-Swirl purchased the Fuzzy Peach Franchising, LLC assets for $481,000 in cash paid at the time of closing, plus an earn-out that could increase the purchase price by up to another $349,000 based upon royalty income generated by Fuzzy Peach stores over the next twelve months.

The Company completed these acquisitions because the self-serve frozen yogurt market is extremely fragmented, and the Company believes successful consolidators will dominate the industry within a few years. The Company believes the self-serve frozen yogurt industry offers the potential for above-average investment returns, and the Company’s investment in U-Swirl is predicated upon working closely with management to identify attractive growth opportunities that are compatible with the geographical and operational requirements for long-term success.

The Company preliminarily estimated the fair value consideration paid, contingent consideration, the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. The excess of the total purchase consideration over the aggregate estimated fair values was recorded as goodwill. Goodwill represents the synergies that the Company believes will arise from the acquisition transactions. All of the goodwill generated in this acquisition is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Assets acquired	$7,310,000	$2,420,500	$481,000	$10,211,000
Lease liabilities assumed	-	(58,000)	-	(58,000)

Total purchase price	$7,310,000	$2,362,500	$481,000	$10,153,500

Included in the preliminary purchase price allocation is a provisional amount related to the fair value of the U-Swirl common stock issued as consideration for the acquisitions and a preliminary valuation of the contingent consideration of the $0.50 guaranteed value of the U-Swirl common stock. The preliminary fair value of the securities was based on the trading market value of the stock; however, the trading market price may not be indicative of the fair value of our common stock because the stock has a low level of trading activity. As such, we will perform additional valuation procedures to determine if the trading market value of the U-Swirl common stock is representative of its fair value on the acquisition date. U-Swirl is in the process of completing procedures to determine the fair value of the common stock issued and the contingent consideration, which may result in adjustments to goodwill. The Company expects to finalize the purchase price allocation during fiscal 2015.

The assets acquired were made up of the following during the years ended February 28, 2014:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Café store assets	$261,000	$1,003,000	$-	$1,264,000
Trademarks	405,000	156,000	-	561,000
Franchise rights	3,615,000	1,201,000	481,000	5,297,000
Non-competition agreements	23,000	6,000	-	29,000
Goodwill	3,006,000	54,500	-	3,060,500

Total assets acquired	$7,310,000	$2,420,500	$481,000	$10,211,000

The consideration for the purchase price was made up the following assets during the year ended February 28, 2014:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Common stock – U-Swirl, Inc.	$3,060,000	$212,500	$-	$3,272,500
Cash	4,250,000	2,150,000	481,000	6,881,000

Total consideration paid	$7,310,000	$2,362,500	$481,000	$10,153,500

As a part of these transactions the Company recognized $786,475 as acquisition related costs in the line item “Restructuring and acquisition related charges” on the Income Statement. The value of U-Swirl, Inc. common stock was $0.765 and was determined by averaging the high and the low trading price on the date of the transactions.

Since the date of acquisition, revenue and net income included in our operating results from the acquired companies were as follows:

	CherryBerry	Yogli Mogli
Revenues	$130,505	$140,571
Net Income (loss)	54,321	(3,008)

Supplemental Pro Forma Data (Unaudited)

U-Swirl used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of CherryBerry and Yogli Mogli are included in U-Swirl’s consolidated financial statements for the period subsequent to the date of acquisition. The unaudited supplemental pro forma financial data presented below for the year ended February 28, 2014 and 2013 gives effect to these acquisitions as if they had occurred on March 1, 2012. The supplemental data includes amortization expense related to the acquired intangible assets and transaction costs, such as legal fees, directly associated with the acquisition.

This unaudited supplemental pro forma financial data is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the Company completed the acquisition at the beginning of fiscal 2013.

	Year ended February 28, 2014	Year ended February 28, 2013
Pro forma net revenues	10,860,186	10,394,477
Pro forma loss from continuing operations	(747,711)	(1,715,486)
Pro forma loss from continuing operations per share (basic)	(0.12)	(0.28)

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2014, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2014.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2014, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2014.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to the executive officers of the Company is set forth in the section entitled "Executive Officers" in Part I of this report.

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	450,920	$8.01	318,453
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	450,920	$ 8.01	318,453

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2014.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

1.     Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period

Year Ended February 28, 2014 Valuation Allowance for Accounts and Notes Receivable	595,588	216,000	210,658	600,930

Year Ended February 28, 2013 Valuation Allowance for Accounts and Notes Receivable	584,151	330,000	318,563	595,588

Year Ended February 29, 2012 Valuation Allowance for Accounts and Notes Receivable	390,319	352,000	158,168	584,151

3. Exhibits

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated Bylaws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan of the Registrant (As Amended and Restated)	Exhibit 10.1 to the current report on Form 8-K of the Registrant filed on August 9, 2013

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan of the Registrant	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

Exhibit Number	Description	Incorporated by Reference to
10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 2, 2013 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.14	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.15	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

10.16*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012

10.17	Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, the Registrant and Aspen Leaf Yogurt, LLC	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.18	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.19	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.20	Loan and Security Agreement, dated January 16, 2014, between U-Swirl, Inc. and the Registrant	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

Exhibit Number	Description	Incorporated by Reference to

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 11, 2014	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 11, 2014	/S/ Franklin E. Crail
FRANKLIN E. CRAIL Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: June 11, 2014	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: June 11, 2014	/S/ Gerald A. Kien
GERALD A. KIEN, Director

Date: June 11, 2014	/S/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: June 11, 2014	/S/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: June 11, 2014	/S/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated Bylaws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on August 9, 2013

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

Exhibit Number	Description	Incorporated by Reference to
10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 2, 2013 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.14	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.15	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

10.16*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012

10.17	Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, the Registrant and Aspen Leaf Yogurt, LLC	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.18	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.19	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.20	Loan and Security Agreement, dated January 16, 2014, between U-Swirl, Inc. and the Registrant	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

Exhibit Number	Description	Incorporated by Reference to

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.
**	Management contract or compensatory plan

#

Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request