Form 10-K/A
period 2014-02-28
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2014-06-30
CIK 785815

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

(970) 259-0554

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.03 Par Value Per Share	The NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC

Securities Registered Pursuant To Section 12(g) Of The Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes _____     No _ X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes _____     No _ X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes _ X__     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ____      No _ X__

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

As of June 11, 2014, there were 6,200,822 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on June 11, 2014 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment to include the information required by Part III of the Original Filing because we no longer intend to filed our definitive proxy statement within 120 days after the end of our fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K/A

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this report in Item 1A. “Risk Factors” in the Original Filing. These forward-looking statements apply only as of the date of the respective report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of the respective report or those that might reflect the occurrence of unanticipated events.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of our directors:

Name	Title/Position	Age	Director Since
Franklin E. Crail	Chairman of the Board, Chief Executive Officer and President	72	1982
Bryan J. Merryman	Chief Operating Officer, Chief Financial Officer, Treasurer and Director	53	1999
Gerald A. Kien	Director	82	1995
Lee N. Mortenson	Director	78	1987
Clyde Wm. Engle	Director	71	2000
Scott G. Capdevielle	Director	48	2009

The Board of Directors believes that our current directors, as a whole, provide the diversity of experience and skills necessary for a well-functioning board. All of our directors have substantial senior executive level experience. The Board of Directors values highly the ability of individual directors to contribute to a constructive board environment and the Board of Directors believes that the current board members, collectively, perform in such a manner. Set forth below is a more complete description of each director’s background, professional experiences, qualifications and skills.

Franklin E. Crail. Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. Since our incorporation in November 1982, he has served as our Chief Executive Officer, President and as a director, and, from September 1981 to January 2000, he served as our Treasurer. He was elected Chairman of the Board in March 1986. Prior to founding the Company, Mr. Crail was co-founder and President of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry. Mr. Crail currently serves as a director for U-Swirl, Inc. (“U-Swirl”), an operator and franchisor of self-serve frozen yogurt cafes, of which we own a 60% controlling interest. As our Chief Executive Officer, President and director since 1982, Mr. Crail brings his leadership, extensive experience and knowledge of the Company, the industry, our customers and the investment community to the Board of Directors.

Bryan J. Merryman. Mr. Merryman joined us in December 1997 as Chief Financial Officer and Vice President - Finance. Since April 1999, Mr. Merryman has also served as our Chief Operating Officer and as a director, and since January 2000, as our Treasurer. From January 1997 to December 1997, Mr. Merryman was a principal in Knightsbridge Holdings, Inc., a leveraged buyout firm. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of after-market auto parts, from July 1996 to November 1997, and prior to July 1996, was employed for more than eleven years by Deloitte & Touche LLP, most recently as a Senior Manager. Mr. Merryman currently serves as a director of U-Swirl. Mr. Merryman’s extensive operational, accounting and financial expertise, along with his extensive knowledge of our business and broad industry expertise, provides significant value and insights to the Board of Directors.

Gerald A. Kien. Mr. Kien has served on our Board of Directors since August 1995. He retired in 1995 from his positions as President and Chief Executive Officer of Remote Sensing Technologies, Inc., a subsidiary of Envirotest Systems, Inc., a company engaged in the development of instrumentation for vehicle emissions testing located in Tucson, Arizona. Mr. Kien has served as a director and as Chairman of the Executive Committee of Sun Electric Corporation since 1980 and as Chairman, President and Chief Executive Officer of Sun Electric Corporation until retirement in 1993. Mr. Kien’s extensive executive and board experience is invaluable to the Board of Directors in its oversight role of management, business strategy and operations of our company.

Lee N. Mortenson. Mr. Mortenson has served on our Board of Directors since 1987. Mr. Mortenson has been engaged in consulting and investment activities since July 2000 and was a Managing Director of Kensington Partners, LLC, a private investment firm, from June 2001 to April 2006. Mr. Mortenson has been President and Chief Executive Officer of Newell Resources LLC since 2002 providing management consulting and investment services. Mr. Mortenson served as President, Chief Operating Officer and a director of Telco Capital Corporation, a manufacturing and real estate company, from January 1984 to February 2000. He was President, Chief Operating Officer and a director of Sunstates Corporation, a manufacturing and real estate company, from December 1990 to February 2000. Mr. Mortenson was a director of Alba-Waldensian, Inc., an apparel and medical device manufacturing company, from 1984 to July 1999, and also served as its President and Chief Executive Officer from February 1997 to July 1999. Mr. Mortenson currently serves as a director of U-Swirl. Mr. Mortenson’s manufacturing experience and investment expertise provides valuable insight to the Board of Directors with respect to our manufacturing operations and financial success.

Clyde Wm. Engle. Mr. Engle has served on our Board of Directors since January 2000, and previously from December 1987 to August 1995. Mr. Engle is currently the Chairman of the Board of Directors, President and Chief Executive Officer of Lincolnwood Bancorp, Inc. (formerly known as GSC Enterprises, Inc.). Lincolnwood Bancorp, Inc. owned the Bank of Lincolnwood until June 2009 when the Bank of Lincolnwood came under control of the Federal Deposit Insurance Corporation (“FDIC”). Mr. Engle currently serves as a director of U-Swirl. Mr. Engle’s extensive executive and board experience brings governance, investment and strategic expertise to the Board of Directors.

Scott G. Capdevielle. Mr. Capdevielle has served on our Board of Directors since June 2009. Mr. Capdevielle founded and has served as President, Chief Executive Officer and a member of the Board of Directors of Syndicom, Inc., a software and consulting company, since 2000. Prior to founding Syndicom, Inc., from 1999 to 2000, Mr. Capdevielle was Chief Executive Officer and founder of Untv, Inc., a company pioneering user-generated web video and distribution on the Internet. From 1995 to 1999, Mr. Capdevielle founded and held the position of Chief Technical Officer and a member of the Board of Directors of Andromedia Corporation, a developer of web analytics software to Fortune 1000 companies prior to its sale to Macromedia, Inc. Mr. Capdevielle has been engaged in the software industry since 1993 and has served on several advisory boards and Board of Directors of technology companies from 1994 to present. He is currently a partner in Incas, LLC, a seed stage investment company focused in the medical device industry. Mr. Capdevielle also currently serves as a director of U-Swirl. Mr. Capdevielle’s extensive executive and board experience brings operational, investment, strategic, technology and industry expertise to the Board of Directors.

Involvement in Certain Legal Proceedings

On March 29, 1994, a class action was filed in the Circuit Court for the 21st Judicial District, Centerville, Hickman County, Tennessee against National Development Company, Inc. (“NDI”) and Sunstates Corporation (“Sunstates”) for breach of contract by a class of purchasers (the “Plaintiffs”) of real property in a recreational development developed and marketed by NDI. The Plaintiffs brought the class action to recover for the diminution in value of their properties caused by the failure of NDI to complete the primary lake in the development. On January 19, 1999, Mr. Engle, one of our directors, was added as a defendant to the class action, alleging that Mr. Engle operated the two defendant corporations as his alter ego. On January 24, 2000, the court found defendant NDI liable for over $2.5 million to the plaintiffs for the diminution in value of their real property based on a failure to build an adjacent lake as promised. On August 30, 2005, a judgment was entered against Mr. Engle, personally, for the amount of the original judgment plus statutory interest (the “Tennessee Judgment”).

In a related case filed on October 29, 2007 in the Circuit Court for the Second Circuit, State of Hawaii, the Plaintiffs pursued a class action against Mr. Engle and others to set aside fraudulent transfers, for declaratory and injunctive relief and for damages. In that complaint, the Plaintiffs claimed they were unable to collect on the Tennessee Judgment and alleged that Mr. Engle engaged in a scheme to aggressively and fraudulently transfer assets and earnings to his wife to hinder, delay and defraud his creditors. Following a trial, a jury verdict was entered against Mr. Engle on March 3, 2010, whereby he was found to have fraudulently transferred shares of stock valued at $10,768,450 and the jury awarded punitive damages to the Plaintiffs in the amount of $43,073,800. Several post-trial motions were filed after the jury verdict, but no material activity has occurred in this case since March 2010.

Executive Officers

Certain information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I, Item 1. “Business” of the Original Filing, and is incorporated herein by reference.

No family relationships exist between any director or executive officer and any other of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no knowledge that any person who was a director, named executive officer or 10% or more shareholder (a "Reporting Person") at any time during the fiscal year ended February 28, 2014 failed to file, or was late in filing, any required reports under Section 16(a) of the Exchange Act. In making these disclosures, we have relied solely on written representations of each Reporting Person, including certain written representations from each Reporting Person that Form 5s were not required, and on the reports filed by each such Reporting Person with the SEC.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, in accordance with Nasdaq listing rules, we have adopted a Code of Conduct applicable to all our officers, directors and employees. The text of the Code of Ethics and the Code of Conduct is posted on our website at www.rmcf.com. If we waive, or implicitly waive, any material provision of the codes, or substantively amend the codes, we will disclose that fact on our website within four business days.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. Set forth below are the current members of the Audit Committee and a general description of its role and responsibilities.

Current Members:	Lee N. Mortenson*
Gerald A. Kien*
Scott G. Capdevielle*

Responsibilities:	● Assisting the full Board of Directors;
● Oversight of the Company's accounting and financial reporting principles and policies and internal controls and procedures;
● Oversight of the Company's financial statements and the independent audit thereof;
● Selecting, evaluating and, where deemed appropriate, replacing the independent auditors; and
● Evaluating the independence and performance of the independent auditors.

*      The Board of Directors has determined that Gerald A. Kien, Lee N. Mortenson and Scott G. Capdevielle are all "independent directors" under applicable Nasdaq Stock Market and SEC rules applicable to Audit Committee members.

The Board of Directors has determined that Lee N. Mortenson is an ”audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated under the Exchange Act, and thus possesses ”financial sophistication“ as that term is defined by applicable Nasdaq listing rules. The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company's website at www.rmcf.com.

ITEM 11. EXECUTIVE COMPENSATION

2014 Summary Compensation Table

The following table sets forth certain information with respect to annual compensation for the fiscal years indicated for the Company’s named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)		Total ($)

Franklin E. Crail,	2014	$355,000	-0-	$421,450	$34,282	(2)	$810,732
Chairman of the Board, Chief	2013	$289,000	$100,000	-0-	$30,958		$419,958
Executive Officer and President	2012	$289,000	-0-	-0-	$26,666		$315,666

Bryan J. Merryman,	2014	$340,000	-0-	$723,000	$3,825	(3)	$1,066,825
Chief Operating Officer, Chief	2013	$230,000	$150,000	-0-	$3,450		$383,450
Financial Officer and Director	2012	$230,000	-0-	-0-	$3,450		$233,450

Edward L. Dudley,	2014	$225,000	-0-	$301,250	$3,825	(3)	$530,075
Sr. Vice President – Sales and	2013	$190,000	$76,000	-0-	$2,850		$268,850
Marketing	2012	$190,000	-0-	-0-	$2,850		$192,850

___________________________________

(1)

Represents the grant date fair value for restricted stock unit awards granted during fiscal years 2012, 2013 and 2014, as applicable, computed in accordance with the requirements of FASB ASC Topic 718, excluding any expected forfeiture rate. A summary of the assumptions we applied in calculating these amounts is set forth in the Notes to Financial Statements included in our Annual Report on Form 10-K for such fiscal years.

(2)	Consists of life insurance premiums paid by the Company of $30,457 and 401(k) plan matching contribution of $3,825.

(3)	Represents 401(k) plan matching contributions.

Narrative Discussion of Summary Compensation Table

Salary, Bonus and Stock Awards. Base salary and cash bonuses for our named executive officers is reviewed on an annual basis by the Compensation Committee of the Board of Directors. Base salary adjustments and cash bonuses are awarded on a discretionary basis based on our company’s overall performance and a subjective review of each named executive officer’s performance. For fiscal year 2014, Mr. Crail and Mr. Merryman recommended to the Compensation Committee that the named executive officers receive no bonus payment for fiscal year 2014 in the interest of the Company and its shareholders. The Compensation Committee approved the recommendation and no bonus compensation was paid in the fiscal year 2014.

During fiscal year 2014, the Company granted an aggregate of 225,000 shares of restricted stock units to Company executives. This grant was made from the 2007 Equity Incentive Plan (“2007 Plan”) and vest in six equal annual installments beginning on the first anniversary of the grant date. The primary factors the Compensation Committee considered when determining the number of shares to grant to each executive included the executives role in the Company, ability to contribute to future performance and the base salary of the executive.

Benefits. Our named executive officers generally receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried employees. Other elements of compensation for our named executive officers are participation in company-wide life insurance, long-term disability insurance, medical benefits and the ability to defer compensation pursuant to a 401(k) plan. The named executive officers also receive matching contributions by us under our 401(k) plan at a rate of 25% to 50% of 6% of base salary, which is the same benefit available to all salaried employees.

2014 Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding the number and estimated value of outstanding stock options and unvested stock awards held by each of our named executive officers at 2014 fiscal year-end.

		Option Awards				Stock Awards

						Number of		Market
		Number of	Number of			Shares or		Value of
		Securities	Securities			Units of		Shares or
		Underlying	Underlying	Option		Stock That		Units of
		Unexercised	Unexercised	Exercise	Option	Have Not		Stock That
		Options (#)	Options (#)	Price	Expiration	Vested		Have Not
Name	Grant Date	Exercisable	Unexercisable	($)	Date	(#)		Vested ($)

Franklin E. Crail
Chairman of the Board, Chief Executive Officer and President
2007 Plan	5/5/2010	-	-	-	-	4,200	(1)	$49,854
2007 Plan	4/18/2013					35,000	(2)	$415,450

Bryan J. Merryman
Chief Operating Officer, Chief Financial Officer and Director
2004 Plan	6/18/2004	17,640	-	$7.41	6/18/2014	-		-
2007 Plan	5/5/2010	-	-	-	-	4,800	(1)	$56,976
2007 Plan	4/18/2013	-	-	-	-	60,000	(2)	$712,200

Edward L. Dudley
Sr. Vice President - Sales and Marketing
2004 Plan	6/18/2004	22,050	-	$7.41	6/18/2014	-		-
2007 Plan	5/5/2010	-	-	-	-	1,400	(1)	$16,618
2007 Plan	4/18/2013	-	-	-	-	25,000	(2)	$296,750

________________________________________________

(1)	The restricted stock units vest in five equal annual installments beginning on the first anniversary of the grant date.

(2)	The restricted stock units vest in six equal annual installments beginning on the first anniversary of the grant date.

(3)

Represents the value of shares that have not vested, as computed using the closing share price of $11.87 per share of our common stock as reported on the NASDAQ Stock Market on February 28, 2014, the last trading day of our fiscal year.

Potential Payments on Termination or Change in Control

We have arrangements with each of our named executive officers providing for post-employment payments under certain conditions, as described below.

Employment Agreements. We have entered into employment agreements with certain of our executives which contain, among other things, "change in control" severance provisions. Specifically, we have entered into employment agreements with Franklin E. Crail, Edward L. Dudley and Bryan J. Merryman. The employment agreements generally provide that, if we terminate the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary and (ii) the lesser of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred and (b) 25% of the executive's annual salary. The executive will also receive an additional payment of $16,200, which represents the estimated cost to the executive of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage.

A "change in control," as used in these employment agreements, generally means a change in the control of us following (1) a person acquiring direct or indirect beneficial ownership of 20% or more of our then outstanding voting securities, without the prior approval of two-thirds of the Board of Directors, (2) a merger or other consolidation transaction in which our Board of Directors prior to the transaction constitutes less than a majority of our Board of Directors after the transaction or (3) the members of our Board of Directors during any consecutive two-year period ceasing to be the majority of the Board of Directors at the conclusion of that period. A "triggering termination" generally occurs when an executive is terminated during a specified period preceding a change in control of us, or if the executive or we terminate the executive's employment under circumstances constituting a triggering termination during a specified period after a change in control. A triggering termination also includes a voluntary termination by the executive within five business days before an anticipated change in control with the concurrence of two concurring persons (either the Chairman of the Board of Directors or a member of our Compensation Committee) that the change in control is likely to occur during such five-business day period. In such event, the executive must agree to continue to work on an at-will basis, without compensation, until the change in control occurs. If the change in control does not occur within ten business days, the executive must refund the severance payment to us.

2007 Equity Compensation Plan. Our 2007 Equity Incentive Plan provides that in the event of a company transaction in which all of the named executive officer’s unvested option awards or restricted stock units are not converted, assumed or replaced by the successor company, such options or restricted stock units will immediately vest and become exercisable and payable immediately prior to the company transaction. In addition, in the event of a change in control, all of the named executive officer’s unvested option awards and restricted stock units will immediately vest and become exercisable and payable.

Assuming the applicable triggering event took place on February 28, 2014, the named executive officers would have been eligible for payments set forth in the following table. These payments are estimates. If a specific triggering event had actually occurred, the named executive officer would only receive the payments that applied to that specific triggering event. These payments would come from us if the triggering event occurred before a change in control and from the successor company if after a change in control. As of February 28, 2014, no unvested option awards for our named executive officers were outstanding.

Name of Executive Officer	Change in Control Severance Payment ($)(1)	Payment for Insurance Coverage ($)	RSU Acceleration (2)
Franklin E. Crail	$1,326,813	$16,200	$465,304
Bryan J. Merryman	$1,270,750	$16,200	$769,176
Edward L. Dudley	$840,938	$16,200	$313,368

_____________________________________

(1)     These amounts are based on 2.99 times 125% of each executive's salary in place during fiscal year 2014.

(2)     Assumes that the intrinsic value per share is $11.87 per share, the closing price of our Common Stock on February 28, 2014, the last trading day of our fiscal year.

DIRECTOR COMPENSATION

Our directors generally do not receive any compensation for serving on the Board of Directors, except for compensation for their service on the committees of the Board of Directors. Members of our Compensation Committee are paid $750 quarterly, with the chairman of the Compensation Committee being paid $1,500 quarterly. Audit Committee members are paid $500 quarterly, with the chairman of the Audit Committee being paid $1,500 quarterly. Additionally, Audit Committee members receive $250 for each meeting held by phone and $500 for each meeting held in person. Also, an Audit Committee member attending all of the Audit Committee meetings for any fiscal year will receive a $1,000 bonus for that year. Directors who are not also officers or employees may also receive stock awards under the 2007 Plan from time to time.

Director Compensation for Fiscal Year 2014

The following table sets forth information regarding compensation of our non-employee directors for fiscal year 2014, which consisted of cash compensation and stock option awards, including amounts associated with serving and/or chairing Board committees. Mr. Crail and Mr. Merryman did not receive compensation for their service on the Board of Directors since they are also executive officers of the Company. See the 2014 Summary Compensation Table above for information regarding the executive compensation of Mr. Crail and Mr. Merryman for fiscal year 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	Total ($)
Lee N. Mortenson	$14,000	$12,100	$26,100
Gerald A. Kien	$7,000	$12,100	$19,100
Scott G. Capdevielle	$7,000	$12,100	$19,100
Clyde Wm. Engle	$-0-	$12,100	$12,100

___________________________________________

(1)

On March 8, 2013, each director was granted 1,000 shares of unrestricted stock. As of February 28, 2014, the total number of outstanding options held by each director was as follows: Mr. Mortenson - 3,234 shares; Mr. Kien - 3,234 shares; Mr. Engle - 3,234 shares and Mr. Capdevielle - 3,234 shares.

(2)

Represents the grant date fair value for stock awards granted during fiscal 2014 computed in accordance with the requirements of FASB ASC Topic 718, excluding any expected forfeiture rate. A summary of the assumptions we applied in calculating these amounts is set forth in the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of June 13, 2014, with respect to the shares of our common stock beneficially owned (i) by each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and named executive officer set forth in the 2014 Summary Compensation Table above and (iii) by all of our directors and executive officers as a group. As of June 13, 2014, 6,200,822 shares of our common stock were outstanding.

The number of shares beneficially owned includes shares of our common stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of June 13, 2014 through the exercise of options, vesting of restricted stock units, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options, vesting of restricted stock units or through conversion of another security within 60 days of June 13, 2014 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as noted, each beneficial owner has sole investment and voting power with respect to our common stock.

Unless otherwise indicated, the address for each director and executive officer listed below is C/O Rocky Mountain Chocolate Factory, Inc., 265 Turner Drive, Durango, Colorado 81303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
FMR LLC	496,882	(1)	8.17%

Directors and Executive Officers:
Franklin E. Crail	660,881	(2)	10.65
Clyde Wm. Engle	6,234	(3)	*
Bryan J. Merryman	127,040	(3) (4)	2.05%
Edward L. Dudley	46,330	(3)	*
Gerald A. Kien	46,700	(3)	*
Lee N. Mortenson	3,234	(3)	*
Scott G. Capdevielle	13,690	(3)	*
All executive officers and directors as a group (12 persons)	1,090,094	(5)	17.44%

________________________________________

*	Less than 1%

(1)	Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 14, 2013. The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(2)	Shares beneficially owned include 33,000 shares that have been pledged by Mr. Crail as collateral on a loan for an immediate family member.

(3)

Shares beneficially owned include shares that these persons have the right to acquire within 60 days of June 13, 2014 through the exercise of options or settlement of restricted stock units as follows: Mr. Mortenson - 3,234 shares, Mr. Kien - 3,234 shares, Mr. Engle - 3,234 shares, Mr. Capdevielle - 3,234 shares.

(4)	Shares beneficially owned by Mr. Merryman are pledged as security of a margin loan of approximately $345,000.

(5)

Shares beneficially owned include 50,435 shares that our executive officers and directors as a group have the right to acquire within 60 days of June 13, 2014 through the exercise of options or settlement of restricted stock units.

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

_________________________________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We had no transactions with related persons during fiscal year 2014 which are required to be disclosed pursuant to SEC rules. However, we previously entered into Franchise Agreements and a Development Agreement with a member of our Board of Directors. The director operates two Aspen Leaf Yogurt locations (now a franchise of our majority-owned subsidiary, U-Swirl, Inc.) under the Franchise Agreements and the Development Agreement. Total payments made by the director to the Company in fiscal year 2014 under these agreements were approximately $30,000.

Policies and Procedures for Approving Transactions with Related Persons

The independent members of the Board of Directors have the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board of Directors has not adopted a written policy or procedures governing its approval of transactions with related persons. During fiscal year 2014, the independent members of the Board of Directors reviewed and approved all related person transactions.

Director Independence

NASDAQ listing rules require that a majority of the Board of Directors must be comprised of independent directors. The Board of Directors has determined that Gerald A. Kien, Lee N. Mortenson, Clyde Wm. Engle, and Scott G. Capdevielle are each independent directors as defined in applicable Nasdaq listing rules. The Board of Directors has determined that Gerald A. Kien, Lee N. Mortenson and Scott G. Capdevielle, representing all of the members of the Audit Committee, are all "independent directors" under applicable Nasdaq Stock Market and SEC rules applicable to Audit Committee members. The Board of Directors has determined that Gerald A. Kien, Lee N. Mortenson and Scott G. Capdevielle, representing all of the members of the Compensation Committee, were all ”independent directors” under applicable Nasdaq Stock Market and SEC rules applicable to Compensation Committee members. The Board of Directors has determined that Gerald A. Kien, Lee N. Mortenson and Scott G. Capdevielle, representing all of the members of the Nominating Committee were all "independent directors" under applicable NASDAQ listing rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended February 28, 2014 and February 28, 2013, EKS&H LLLP, our independent registered public accounting firm, billed the approximate fees as follows:

	2014	2013
Audit fees	$119,075	$159,126
Audit-related fees(1)	$15,105	$14,700
Tax fees(2)	$38,309	$41,630
All other fees	$0	$0
Total	$172,489	$215,456

(1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, and additional compliance procedures related to performance of the review or audit of the Company's financial statements, and accounting consultations about the application of GAAP to proposed transactions. These services support the evaluation of the effectiveness of internal controls.

(2)	Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning services.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services to be provided by the independent auditor. Such policy requires that all audit and permissible non-audit services to be provided by the independent auditor must be submitted to the Audit Committee for approval at a meeting of the Audit Committee or by unanimous written consent of the Audit Committee in lieu of a meeting. The Audit Committee has determined that the provision of the services listed above is compatible with maintaining the principal accountant's independence, and pre-approved all such services.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

1.     Financial Statements

Report of Independent Registered Public Accounting Firm***
Consolidated Statements of Income***
Consolidated Balance Sheets***
Consolidated Statements of Changes in Stockholders’ Equity***
Consolidated Statements of Cash Flows***
Notes to Consolidated Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts***

***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on June 11, 2014.

3. Exhibits

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated Bylaws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on August 9, 2013

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

Exhibit Number	Description	Incorporated by Reference to

10.6**	1995 Stock Option Plan	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 2, 2013 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.14	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.15	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

10.16*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012

10.17	Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, the Registrant and Aspen Leaf Yogurt, LLC	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.18	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.19	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.20	Loan and Security Agreement, dated January 16, 2014, between U-Swirl, Inc. and the Registrant	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

21.1	Subsidiaries of the Registrant	***

23.1	Consent of Independent Registered Public Accounting Firm	***

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	***

Exhibit Number	Description	Incorporated by Reference to
31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	***

31.3	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.4	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	***

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	***

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema Document	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.
**	Management contract or compensatory plan.
***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on June 11, 2014.
#

Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 30, 2014	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief Financial Officer,
Treasurer and Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

3.1	Articles of Incorporation of the Registrant	Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009

3.2	Articles of Amendment to Articles of Incorporation of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed May 22, 2009

3.3	Amended and Restated Bylaws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed December 14, 2007

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.1**	Form of Employment Agreement between the Registrant and its officers	Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.2	Current form of Franchise Agreement used by the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2010

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on August 9, 2013

10.4**	Form of Indemnification Agreement between the Registrant and its directors	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.5**	Form of Indemnification Agreement between the Registrant and its officers	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007

10.6**	1995 Stock Option Plan	Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-62149) filed August 25, 1995

10.7**	Forms of Incentive Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.8**	Forms of Nonqualified Stock Option Agreement for 1995 Stock Option Plan	Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-62149) filed on August 25, 1995

10.9**	2000 Nonqualified Stock Option Plan for Nonemployee Directors	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-109936 filed on October 23, 2003

10.10**	2004 Stock Option Plan	Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-119107) filed September 17, 2004

Exhibit Number	Description	Incorporated by Reference to
10.11*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and the Registrant	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009

10.13	Promissory Note, dated August 2, 2013 in the amount of $5,000,000, between Wells Fargo Bank and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.14	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and the Registrant	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013

10.15	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and the Registrant	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

10.16*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and the Registrant	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012

10.17	Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, the Registrant and Aspen Leaf Yogurt, LLC	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.18	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and the Registrant	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.19	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013

10.20	Loan and Security Agreement, dated January 16, 2014, between U-Swirl, Inc. and the Registrant	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014

21.1	Subsidiaries of the Registrant	***

23.1	Consent of Independent Registered Public Accounting Firm	***

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	***

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	***

31.3	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.4	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	***

Exhibit Number	Description	Incorporated by Reference to
32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	***

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema Document	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.
**	Management contract or compensatory plan.
***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on June 11, 2014.
#

Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request.