Form 10-Q
period 2014-05-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2014-07-15
CIK 785815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

On June 30, 2014, the registrant had outstanding 6,209,056 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended May 31,
	2014	2013
Revenues
Sales	$7,851,051	$8,178,689
Franchise and royalty fees	2,471,155	1,999,173
Total revenues	10,322,206	10,177,862

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $89,628 and $71,870, respectively	4,833,471	5,027,164
Franchise costs	545,558	478,810
Sales and marketing	646,067	505,437
General and administrative	1,411,433	1,270,704
Retail operating	1,039,954	840,962
Depreciation and amortization	374,412	235,756
Restructuring and acquisition related charges	124,551	-

Total costs and expenses	8,975,446	8,358,833

Income from Operations	1,346,760	1,819,029

Other Income (Expense)
Interest expense	(61,333)	-
Interest income	12,509	11,664
Other Income (Expense), net	(48,824)	11,664

Income Before Income Taxes	1,297,936	1,830,693

Income Tax Provision	360,664	584,154

Consolidated Net Income	$937,272	$1,246,539
Less: Net (loss) income attributable to non-controlling interest	225,938	67,232
Net Income attributable to RMCF	$711,334	$1,179,307

Basic Earnings per Common Share	$.12	$.19
Diluted Earnings per Common Share	$.11	$.19

Weighted Average Common Shares Outstanding	6,159,086	6,074,332
Dilutive Effect of Stock Options	329,192	237,416
Weighted Average Common Shares Outstanding, Assuming Dilution	6,488,278	6,311,748

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	February 28, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,794,973	$5,859,729
Accounts receivable, less allowance for doubtful accounts of $587,056 and $543,683, respectively	3,967,871	5,347,752
Notes receivable, current portion, less current portion of the valuation allowance of $33,926 and $33,047, respectively	343,832	357,360
Refundable income taxes	-	160,890
Inventories, less reserve for obsolete inventory of $200,129 and $204,068, respectively	4,217,089	4,410,763
Deferred income taxes	614,723	538,871
Other	372,797	316,378
Total current assets	19,311,285	16,991,743

Property and Equipment, Net	8,334,194	8,488,198

Other Assets
Notes receivable, less current portion and valuation allowance of $24,200 and $24,200, respectively	583,597	509,784
Goodwill, net	4,216,444	4,216,444
Franchise rights, net	6,405,699	6,489,248
Intangible assets, net	593,802	602,183
Other	153,775	167,939
Total other assets	11,953,317	11,985,598

Total Assets	$39,598,796	$37,465,539

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$405,938	$108,023
Accounts payable	2,274,765	1,971,530
Accrued salaries and wages	702,378	776,567
Other accrued expenses	2,888,171	2,627,872
Dividend payable	682,090	675,422
Deferred income	1,779,148	1,798,781

Total current liabilities	8,732,490	7,958,195

Long-Term Debt, Less Current Maturities	5,994,062	6,291,977
Deferred Income Taxes	1,056,176	1,050,489

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,080,290 and 6,068,470 issued and outstanding, respectively	186,025	184,206
Additional paid-in capital	10,625,920	9,892,973
Retained earnings	10,374,037	10,344,794
Non-controlling interest in equity of subsidiary	2,630,086	1,742,905
Total stockholders’ equity	23,816,068	22,164,878

Total Liabilities and Stockholders’ Equity	$39,598,796	$37,465,539

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended May 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$711,334	$1,179,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374,412	235,756
Provision for loss on accounts and notes receivable	42,600	70,709
Provision for obsolete inventory	11,042	-
Gain on sale of property and equipment	(4,902)	(2,600)
Expense recorded for stock based compensation	214,323	142,808
Deferred income taxes	(70,165)	(37,424)
Changes in operating assets and liabilities:
Accounts receivable	1,337,281	446,607
Inventories	355,877	262,391
Other current assets	(59,475)	(158,610)
Accounts payable	129,990	(968,459)
Accrued liabilities	347,000	(416,174)
Deferred income	(19,633)	57,695
Net cash provided by operating activities	3,369,684	812,006

Cash Flows From Investing Activities
Addition to notes receivable	(165,246)	(153,893)
Proceeds received on notes receivable	104,961	47,704
Proceeds from sale or distribution of assets	-	2,600
Purchases of property and equipment	(119,193)	(57,795)
Other	1,240,681	47,386
Net cash provided by (used in) investing activities	1,061,203	(113,998)

Cash Flows From Financing Activities

Tax benefit of stock awards	182,080	20,276
Dividends paid	(675,423)	(667,532)
Issuance of common stock, net	(2,300)	-
Net cash used in financing activities	(495,643)	(647,256)

Net Increase in Cash and Cash Equivalents	3,935,244	50,752

Cash and Cash Equivalents, Beginning of Period	5,859,729	5,321,696

Cash and Cash Equivalents, End of Period	$9,794,973	$5,372,448

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc. (“RMCF”), its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC (“ALY”) and its 40%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”), of which RMCF has financial control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. As of May 31, 2014, RMCF held approximately 40% of U-Swirl’soutstanding common stock. Additionally, RMCF has the right to acquire approximately 27,100,000 shares of U-Swirl’s common stock through the conversion of outstanding debt owed by U-Swirl to RMCF. If RMCF exercised this conversion right, RMCF would hold approximately 75% of U-Swirl’s common stock. Certain directors of RMCF constitute a majority of the directors of U-Swirl. Pursuant to a voting agreement among RMCF, ALY and certain shareholders of U-Swirl, the parties agree to vote their shares such that certain designees of RMCF shall constitute a majority of U-Swirl’s board of directors so long as RMCF or its affiliates own greater than 10% of U-Swirl’s outstanding common stock.

RMCF is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea, and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

ALY was incorporated in the State of Colorado as Aspen Leaf Yogurt, Inc. on September 30, 2010 and organized through conversion as Aspen Leaf Yogurt, LLC on October 14, 2010. ALY was a franchisor and retail operator of self-serve frozen yogurt retail units until the sale of substantially all assets in January 2013. As of January 2013, the Company ceased to operate any Company-owned Aspen Leaf Yogurt locations, or sell and support franchise locations.

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

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees, royalty and marketing fees from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.

The following table summarizes the number of stores operating under RMCF and its subsidiaries at May 31, 2014:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	6	6
Franchise stores – Domestic stores	5	206	211
Franchise stores – Domestic kiosks	-	6	6
International License Stores	1	69	70
Cold Stone Creamery – co-branded	5	65	70
U-Swirl, Inc. Stores (Including all associated brands)
Company-owned stores	-	11	11
Company-owned stores – co-branded	-	2	2
Franchise stores – Domestic stores	-	268	268
Franchise stores – Domestic – co-branded	-	11	11
International License Stores	-	6	6
Total	11	650	661

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Subsequent Events

In June 2014, the Company entered into a definitive agreement to sell three company-owned cafés. The Company received a deposit of $600,000 from the buyer in May 2014 to secure the rights to acquire the assets through a definitive agreement. These cafés were acquired in January 2014 as part of the Yogli Mogli Acquisition. The Company believes that the sale of these assets will approximate the preliminary value assigned to the assets and that the sale of the assets will not have a material impact on results of operations.

Stock-Based Compensation

At May 31, 2014, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $214,323 of stock-based compensation expense during the three months ended May 31, 2014 compared with $142,808 during the three months ended May 31, 2013. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the three months ended May 31, 2014 and 2013:

	Three Months Ended
	May 31,
	2014	2013
Outstanding stock options as of February 28:	155,880	270,945
Granted	-	-
Exercised	(133,240)	-
Cancelled/forfeited	-	(88,725)
Outstanding stock options as of May 31:	22,640	182,220

Weighted average exercise price	$11.57	$7.93
Weighted average remaining contractual term (in years)	1.06	1.17

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2014 and 2013:

	Three Months Ended
	May 31,
	2014	2013
Outstanding non-vested restricted stock units as of February 28:	295,040	57,030
Granted	-	280,900
Vested	(7,820)	(7,820)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of May 31:	287,220	330,110

Weighted average grant date fair value	$12.16	$11.78
Weighted average remaining vesting period (in years)	4.84	5.17

During the three months ended May 31, 2014, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully vested, unrestricted shares of stock to non-employee directors in the three months ended May 31, 2013. In connection with these non-employee director stock issuances, the Company recognized $47,480 and $48,400 of stock-based compensation expense during the three-month period ended May 31, 2014 and 2013, respectively.

During the three months ended May 31, 2014, the Company recognized $166,843 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest between 17% and 20% annually over a period of five to six years. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2014, was $2,981,018, which is expected to be recognized over the weighted average period of 4.8 years.

No restricted stock units were granted during the three months ended May 31, 2014. During the three month period ended May 31, 2013, the Company granted 280,900 shares of restricted stock units with a grant date fair value of $3,437,950 or $12.24 per share. The restricted stock unit grants vest between 17% and 20% annually over a period of five to six years. There were no stock options awarded during the three months ended May 31, 2014 or 2013.

The Company recognized $82,449 of U-Swirl, Inc. stock-based compensation expense during the three months ended May 31, 2014 compared with $28,223 recognized during the three months ended May 31, 2013.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended May 31, 2014 and 2013, 12,936 and 101,661 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2014 and February 28, 2014:

	May 31, 2014	February 28, 2014
Ingredients and supplies	$2,651,648	$2,531,413
Finished candy	1,406,257	1,761,131
U-Swirl, Inc. food and packaging	159,184	118,219
Total inventories	$4,217,089	$4,410,763

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2013 and February 28, 2013 consists of the following:

	May 31, 2014	February 28, 2014
Land	$513,618	$513,618
Building	4,775,466	4,775,466
Machinery and equipment	10,578,325	9,518,832
Furniture and fixtures	1,293,647	1,324,846
Leasehold improvements	2,478,086	2,489,782
Transportation equipment	415,235	394,508
Capital work in progress	-	967,937
	20,054,377	19,984,989

Less accumulated depreciation	11,720,183	11,496,791
Property and equipment, net	$8,334,194	$8,488,198

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per share of common stock on March 14, 2014 to shareholders of record on February 28, 2014. The Company paid a quarterly cash dividend of $0.11 per share of common stock on June 13, 2014 to shareholders of record on June 3, 2014.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended May 31,
Cash paid (received) for:	2014	2013
Interest, net	$47,093	$(8,606)
Income taxes	57,037	594,336
Non-Cash Operating Activities Accrued Inventory	173,245	215,703
Non-Cash Financing Activities Dividend payable	$682,090	$668,832

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

Three Months Ended May 31, 2014	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,448,264	$6,190,662	$502,791	$2,501,692	$-	$10,643,409
Intersegment revenues	(613)	(320,590)	-	-	-	(321,203)
Revenue from external customers	1,447,651	5,870,072	502,791	2,501,692	-	10,322,206
Segment profit (loss)	636,183	1,481,664	(67,115)	200,360	(953,156)	1,297,936
Total assets	1,256,360	11,103,741	1,254,183	17,345,621	8,638,891	39,598,796
Capital expenditures	-	61,105	16,088	39,673	2,327	119,193
Total depreciation & amortization	10,049	90,160	9,449	226,100	38,654	374,412

Three Months Ended May 31, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,660,016	$6,726,056	$515,138	$1,717,406	$-	$10,618,616
Intersegment revenues	-	(440,754)	-	-	-	(440,754)
Revenue from external customers	1,660,016	6,285,302	515,138	1,717,406	-	10,177,862
Segment profit (loss)	848,444	1,748,467	(44,859)	168,079	(889,438)	1,830,693
Total assets	1,334,534	10,035,858	1,277,606	3,357,523	7,465,193	23,470,714
Capital expenditures	8,451	31,481	5,611	-	12,252	57,795
Total depreciation & amortization	8,593	72,373	14,740	105,578	34,472	235,756

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.6 million of the Company’s revenues from external customers during the three months ended May 31, 2014 compared to $1.8 million during the three months ended May 31, 2013.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2014 and February 28, 2014 consist of the following:

		May 31, 2014		February 28, 2014

	Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10	$220,778	$207,027	$220,778	$206,652
Packaging licenses	3-5	120,830	120,830	120,830	120,830
Packaging design	10	430,973	430,973	430,973	430,973
Trademark/Non competition agreements	5-20	593,340	13,289	593,340	5,283
Total		1,365,921	772,119	1,365,921	763,738
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,099,328	267,020	1,099,328	267,020
Franchising goodwill		3,464,500	197,682	3,464,500	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		4,878,828	662,384	4,878,828	662,384

Franchise Rights	20	6,580,034	174,335	6,580,034	90,786

Total intangible assets		$12,824,783	$1,608,838	$12,824,783	$1,516,908

Amortization expense related to intangible assets totaled $91,930 and $159 during the three months ended May 31, 2014 and 2013, respectively.

At May 31, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2015	$282,057
2016	413,645
2017	459,218
2018	481,977
2019	494,614
Thereafter	4,867,990
Total	$6,999,501

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of the Company’s Board of Directors. The Director operates two ALY locations under the Franchise Agreements and the Development Agreement. As of May 31, 2014, the Company had receivables of approximately $1,100 due from the Director associated with the director’s ownership and operation of the two current ALY locations.

U-Swirl, Inc. was owed $13,628 and $11,989 as of May 31, 2014 and February 28, 2014, respectively, from a U-Swirl franchise that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer. The corporate secretary and treasurer of the franchise is also the Company’s corporate secretary.

As of May 31, 2014 and February 28, 2014, U-Swirl, Inc. had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

NOTE 10 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. On January 17, 2014 U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014 U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $124,551 during the three months ended May 31, 2014.

Restructuring and acquisition charges incurred were comprised of the following for the three months ended May 31:

2014
Professional fees	$104,876
Severance/transitional compensation	16,550
Other	3,125

Total	$124,551

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company included elsewhere in this report. The statements included in this report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and include statements regarding our cash flow, dividends, operating income and future growth. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "believe," "expect," "anticipate," "estimate," and "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer trends, costs and availability of raw materials, competition, the success of our co-branding strategy and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 which can be viewed at the SEC’s website at www.sec.gov or through our website at www.rmcf.com. These forward-looking statements apply only as of the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc. and its consolidated subsidiaries.

Overview

We are a product-based international franchisor, confectionery manufacturer and retail operator. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate, frozen yogurt, and other confectionery products. We also sell our candy in selected locations outside our system of retail stores and license the use of our brand with certain consumer products. We own and operate nineteen retail units as a laboratory to test marketing, design and operational initiatives.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same-store sales and increased same-store pounds purchased from the factory. Historically, unit growth has more than offset decreases in same-store sales and same-store pounds purchased.

Our ability to successfully achieve expansion of our Rocky Mountain Chocolate Factory and frozen yogurt franchise systems depends on many factors not within our control, including the availability of suitable sites for new store establishment, the availability of adequate financing options and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same-store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, same-store sales, and the receptivity of our franchise system to our product introductions and promotional programs.

In January 2013, Ulysses Asset Acquisition, LLC (“Newco”), a wholly-owned subsidiary formed in the State of Colorado on January 2, 2013, entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC to U-Swirl, Inc., a publicly traded company (QTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl, Inc. Upon completion of these transactions, we ceased to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations. U-Swirl is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and is franchising this concept. U-Swirl has built and operates cafés owned and operated by U-Swirl and franchises to others the right to own and operate U-Swirl cafés. In January 2014 and February 2014, U-Swirl acquired the franchise systems of self-serve frozen yogurt retail units branded as “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” U-Swirl also operates self-serve frozen yogurt retail units branded as “Josie’s Frozen Yogurt.” As of May 31, 2014, we own approximately 40% of U-Swirl’s outstanding common stock, and the results of U-Swirl are consolidated in our results. We believe that the acquisition of a controlling interest in U-Swirl, Inc. will provide us with the ability to reverse operating losses incurred by the development and operation of Aspen Leaf Yogurt, LLC and provide an opportunity to continue to expand our presence in the self-serve frozen yogurt industry. Our ability to execute on this strategy is dependant upon continued expansion of the franchise network of U-Swirl, Inc. and the success of their franchisees.

Results of Operations

Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013

Basic earnings per share decreased 36.8% from $.19 during the three months ended May 31, 2013 to $.12 during the three months ended May 31, 2014. Revenues increased by $144,300 in the three months ended May 31, 2014 compared to the three months ended May 31, 2013. This increase in revenues was due primarily to an increase in franchise related revenue, partially offset by a decline in factory sales resulting from a decrease in shipments of product to customers outside our network of franchised retail stores. Operating income decreased 25.2% from $1.82 million for the three months ended May 31, 2013 to $1.36 million for the three months ended May 31, 2014. Net income decreased 39.2% from $1.18 million in the three months ended May 31, 2013 to $717,000 in the three months ended May 31, 2014. The decrease in operating income and net income was due primarily to a decrease in franchise fees, a decrease in factory revenues and a decrease in factory margins partially offset by an increase in net income associated with U-Swirl’s operations.

Revenues	Three Months Ended
	May 31,		$	%
($’s in thousands)	2014	2013	Change	Change
Factory sales	$5,870.0	$6,285.4	$ (415.4)	(6.6%)
Retail sales	1,981.0	1,893.3	87.7	4.6%
Franchise fees	57.4	276.4	(219.0)	(79.2%)
Royalty and marketing fees	2,413.8	1,722.8	691.0	40.1%
Total	$10,322.2	$10,177.9	$144.3	1.4%

Factory Sales

The decrease in factory sales for the three months ended May 31, 2014 versus the three months ended May 31, 2013 was primarily due to a 10.8% decrease in shipments of product to customers outside our network of franchised retail stores, a 6.2% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation and a 4.9% decrease in same-store pounds purchased by our network of franchise stores. We believe that the decrease in purchases by franchise and specialty market customers was primarily the result of weather adversely affecting our customers, resulting in excess retail inventories at the end of the fourth quarter of the prior fiscal year.

Retail Sales

The increase in retail sales was primarily due to changes in retail units in operation, primarily as a result of the acquisition of a controlling interest in U-Swirl, Inc. Same store sales at all Company-owned stores and cafés decreased 2.7% in the three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended May 31, 2013 to the three months ended May 31, 2014 resulted from a 72.1% increase in domestic franchise stores in operation from the three months ended May 31, 2013 compared to the three months ended May 31, 2014, primarily as a result of U-Swirl’s acquisition of CherryBerry, Yogli Mogli and Fuzzy Peach franchise systems in January 2014 and February 2014 and the associated increase in franchise revenues due to such acquisitions. This increase was partially offset by a decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 226 in the three months ended May 31, 2013 to 212 during the three months ended May 31, 2014. Franchise fee revenues decreased as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in South Korea and the Kingdom of Saudi Arabia being recognized in the three months ended May 31, 2013 and no international license fees being recognized in the three months ended May 31, 2014.

Costs and Expenses	Three Months Ended
	May 31,		$	%
($’s in thousands)	2014	2013	Change	Change

Cost of sales – factory adjusted	$4,181.1	$4,377.2	$ (196.1)	(4.5%)
Cost of sales - retail	652.4	650.0	2.4	.4%
Franchise costs	545.6	478.8	66.8	14.0%
Sales and marketing	646.1	505.4	140.7	27.8%
General and administrative	1,411.4	1,270.7	140.7	11.1%
Retail operating	1,040.0	841.0	199.0	23.7%
Total	$8,476.6	$8,123.1	$353.5	4.4%

Adjusted Gross Margin	Three Months Ended
	May 31,		$	%
($’s in thousands)	2014	2013	Change	Change

Factory adjusted gross margin	$1,688.9	$1,908.2	$ (219.3)	(11.5%)
Retail	1,328.6	1,243.3	85.3	6.9%
Total	$3,017.5	$3,151.5	$ (134.0)	- 4.3%

Adjusted Gross Margin	Three Months Ended
	May 31,		%	%
	2014	2013	Change	Change
(Percent)
Factory adjusted gross margin	28.8%	30.4%	(1.6%)	(5.3%)
Retail	67.1%	65.7%	1.4%	2.1%
Total	38.4%	38.5%	(0.1%)	(0.3%)

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

	Three Months Ended
	May 31,
($’s in thousands)	2014	2013
Factory adjusted gross margin	$1,688.9	$1,908.2
Less: depreciation and amortization	89.6	71.9
Factory GAAP gross margin	$1,599.3	$1,836.3

Cost of Sales

Factory margins decreased 160 basis points in the three months ended May 31, 2014 compared to the three months ended May 31, 2013 due primarily to a decline in manufacturing efficiencies associated with 14.3% lower production volume and increased costs of certain materials in the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The increase in Company-owned store margin is due primarily to an increase in U-Swirl units in operation and associated higher margins during the three months ended May 31, 2014.

Franchise Costs

The increase in franchise costs in the three months ended May 31, 2014 versus the three months ended May 31, 2013 is due primarily to an increase in franchise costs associated with supporting the additional U-Swirl franchise units acquired through business acquisitions in the prior year. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 22.1% in the three months ended May 31, 2014 from 23.9% in the three months ended May 31, 2013. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs and higher franchise and royalty revenues.

Sales and Marketing

The increase in sales and marketing costs for the three months ended May 31, 2014 compared to the three months ended May 31, 2013 is primarily due to increased marketing-related compensation costs and an increase in marketing costs associated with U-Swirl franchise locations.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2014 compared to the three months ended May 31, 2013 is due primarily to the consolidation of U-Swirl general and administrative costs. For the three months ended May 31, 2014, approximately $548,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $406,000 in the three months ended May 31, 2013. As a percentage of total revenues, general and administrative expenses increased to 13.5% in the three months ended May 31, 2014 compared to 12.5% in the three months ended May 31, 2013.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended May 31, 2014 compared to the three months ended May 31, 2013 was due primarily to changes in units in operation, resulting from the acquisition of six Company owned locations in the prior year. This increase was partially offset by the closure of five underperforming locations in the prior year. Retail operating expenses, as a percentage of retail sales, increased from 44.4% in the three months ended May 31, 2013 to 52.5% in the three months ended May 31, 2014.

Depreciation and Amortization

Depreciation and amortization of $374,000 in the three months ended May 31, 2014 increased 58.8% from $236,000 incurred in the three months ended May 31, 2013. This increase was the result of additional Company-owned store and factory assets in service and an increase in amortization related to intangible assets acquired in the prior fiscal year.

Other Income

Net interest expense was $48,800 in the three months ended May 31, 2014 compared to net interest income of $11,700 realized in the three months ended May 31, 2013. This change was the result of interest expense associated with a promissory note entered into in January 2014 to fund business acquisitions.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2014 was 27.8%, compared to 31.9% for the three months ended May 31, 2013. The decrease of 4.1% was primarily the result of the consolidation of the U-Swirl net operating income. There was no income tax expense recognized on U-Swirl income before income taxes for the three months ended May 31, 2014. U-Swirl has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired a 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Liquidity and Capital Resources

As of May 31, 2014, working capital was $10.6 million, compared with $9.0 million as of February 28, 2014, an increase of $1.6 million. The increase in working capital was primarily due to positive operating results.

Cash and cash equivalent balances increased $3.94 million from $5.86 million as of February 28, 2014 to $9.79 million as of May 31, 2014 as a result of cash flow generated by operating activities. Our current ratio was 2.2 to 1 at May 31, 2014 in comparison with 2.1 to 1 at February 28, 2014. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million ($5.0 million available as of May 31, 2014) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of May 31, 2014, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2014. As of May 31, 2014, no amount was outstanding under this line of credit.

The Company’s long-term debt is comprised of a promissory note used to finance the Company’s business acquisitions (unpaid balance as of May 31, 2014, $6.4 million). Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of May 31, 2014, we were in compliance with all such covenants.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations at least through the end of fiscal 2015.

Off-Balance Sheet Arrangements

As of May 31, 2014 we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of May 31, 2014, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $33,000 favorable or unfavorable price benefit resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2014, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of May 31, 2014, of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of May 31, 2014.

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2014, we began offering U-Swirl support services related to information technology and financial reporting services. Through the offering of these services, we believe we have enhanced our internal control over financial reporting and improved the consistency of internal controls throughout our consolidated financial reporting.Except for the activities described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.     Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on May 22, 2009)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007)

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	*XBRL Instance Document

101.SCH	*XBRL Taxonomy Extension Schema Document

101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. ** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 15, 2014	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director