Form 10-Q
period 2014-08-31
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2014-10-15
CIK 785815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number: 0-14749

Rocky Mountain Chocolate Factory, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-0910696

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

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

On September 30, 2014, the registrant had outstanding 6,180,905 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Revenues
Sales	$6,673,729	$6,686,149	$14,524,780	$14,864,838
Franchise and royalty fees	2,783,719	1,977,012	5,254,874	3,976,185
Total revenues	9,457,448	8,663,161	19,779,654	18,841,023

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $100,825, $72,509, $190,452 and $144,379, respectively	3,867,671	3,700,926	8,701,142	8,728,090
Franchise costs	519,387	519,649	1,064,945	998,459
Sales and marketing	583,792	462,721	1,229,859	968,158
General and administrative	1,175,068	1,208,115	2,586,501	2,478,819
Retail operating	932,601	944,013	1,972,555	1,784,975
Depreciation and amortization	365,127	235,997	739,539	471,753
Restructuring and acquisition related charges	584,661	-	709,212	-

Total costs and expenses	8,028,307	7,071,421	17,003,753	15,430,254

Income from Operations	1,429,141	1,591,740	2,775,901	3,410,769

Other Income (Expense)
Interest expense	(61,334)	-	(122,667)	-
Interest income	14,557	15,324	27,066	26,988
Other Income (Expense), net	(46,777)	15,324	(95,601)	26,988

Income Before Income Taxes	1,382,364	1,607,064	2,680,300	3,437,757

Income Tax Provision	453,001	510,568	813,665	1,094,722

Consolidated Net Income	$929,363	$1,096,496	$1,866,635	$2,343,035
Less: Net income (loss) attributable to non-controlling interest	52,007	68,712	277,945	135,944
Net Income attributable to RMCF	$877,356	$1,027,784	$1,588,690	$2,207,091

Basic Earnings per Common Share	$.14	$.17	$.26	$.36
Diluted Earnings per Common Share	$.14	$.16	$.25	$.35

Weighted Average Common Shares Outstanding	6,191,974	6,097,278	6,175,530	6,083,979
Dilutive Effect of Stock Options	247,729	388,051	288,460	312,733

Weighted Average Common Shares Outstanding, Assuming Dilution	6,439,703	6,485,329	6,463,990	6,396,712

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2014	2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,396,786	$5,859,729
Accounts receivable, less allowance for doubtful accounts of $663,185 and $543,683, respectively	4,095,952	5,347,752
Notes receivable, current portion, less current portion of the valuation allowance of $28,826 and $33,047, respectively	339,758	357,360
Refundable income taxes	234,170	160,890
Inventories, less reserve for slow moving inventory of $198,134 and $204,068, respectively	5,234,623	4,410,763
Deferred income taxes	686,027	538,871
Other	448,113	316,378
Total current assets	19,435,429	16,991,743

Property and Equipment, Net	7,068,653	8,488,198

Other Assets
Notes receivable, less current portion and valuation allowance of $29,300 and $24,200, respectively	930,640	509,784
Goodwill, net	4,130,444	4,216,444
Franchise Rights, net	6,322,150	6,489,248
Intangible assets, net	585,421	602,183
Other	178,455	167,939
Total other assets	12,147,110	11,985,598

Total Assets	$38,651,192	$37,465,539

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$706,693	$108,023
Accounts payable	1,961,335	1,971,530
Accrued salaries and wages	571,799	776,567
Other accrued expenses	2,738,636	2,627,872
Dividend payable	682,399	675,422
Deferred income	1,562,901	1,798,781

Total current liabilities	8,223,763	7,958,195

Long-Term Debt, Less Current Maturities	5,693,307	6,291,977
Deferred Income Taxes	1,062,274	1,050,489

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,203,905 and 6,140,200 issued and outstanding, respectively	186,117	184,206
Additional paid-in capital	10,208,537	9,892,973
Retained earnings	10,568,995	10,344,794
Non-controlling interest in equity of subsidiary	2,708,199	1,742,905
Total stockholders’ equity	23,671,848	22,164,878

Total liabilities and stockholders’ equity	$38,651,192	$37,465,539

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2014	2013
Cash Flows From Operating activities
Net income	$1,588,690	$2,207,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	739,539	471,753
Provision for obsolete inventory	21,870	22,126
Asset impairment and store closure losses	243,000	-
Provision for loss on accounts and notes receivable	153,000	132,132
Gain on sale of property and equipment	(8,202)	(907)
Expense recorded for stock compensation	381,165	268,462
Deferred income taxes	(135,371)	(12,191)
Changes in operating assets and liabilities:
Accounts receivable	1,493,800	416,507
Inventories	(551,723)	(702,542)
Other current assets	(138,315)	(258,393)
Accounts payable	(66,702)	(799,148)
Accrued liabilities	(167,284)	(988,384)
Deferred income	(270,489)	29,955
Net cash provided by operating activities	3,282,978	786,461

Cash Flows From Investing Activities
Addition to notes receivable	(657,615)	(603,188)
Proceeds received on notes receivable	254,361	108,406
Proceeds from sale or distribution of assets	525,000	2,600
Purchases of property and equipment	(398,023)	(408,404)
Decrease in other assets	1,309,625	183,789
Net cash provided by (used) in investing activities	1,033,348	(716,797)

Cash Flows From Financing Activities
Repurchase of common stock	(691,900)	-
Issuance of common stock	69,599	14,816
Tax benefit of stock awards	200,544	68,832
Dividends paid	(1,357,512)	(1,336,363)
Net cash used in financing activities	(1,779,269)	(1,252,715)

Net Increase (Decrease) in Cash and Cash Equivalents	2,537,057	(1,183,051)

Cash and Cash Equivalents, Beginning of Period	5,859,729	5,321,696

Cash and Cash Equivalents, End of Period	$8,396,786	$4,138,645

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying unaudited consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc. (“RMCF”), its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC (“ALY”) and its 40%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”), of which RMCF has financial control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. As of August 31, 2014, RMCF held approximately 40% of U-Swirl’s outstanding common stock. Additionally, RMCF has the right to acquire approximately 24,520,000 shares of U-Swirl’s common stock through the conversion of outstanding debt owed by U-Swirl to RMCF. If RMCF exercised this conversion right, RMCF would hold approximately 72% of U-Swirl’s common stock. Certain directors of RMCF constitute a majority of the directors of U-Swirl. Pursuant to a voting agreement among RMCF, ALY and certain shareholders of U-Swirl, the parties agree to vote their shares such that certain designees of RMCF shall constitute a majority of U-Swirl’s board of directors so long as RMCF or its affiliates own greater than 10% of U-Swirl’s outstanding common stock.

RMCF is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea, and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

ALY was a franchisor and retail operator of self-serve frozen yogurt retail units until the sale of substantially all of its assets in January 2013 to U-Swirl. As of January 2013, RMCF ceased to operate any company-owned Aspen Leaf Yogurt locations, or sell and support franchise locations.

On January 14, 2013, RMCF, through a newly formed wholly-owned subsidiary of RMCF (“Newco”), entered into an agreement to acquire substantially all of the franchise rights of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, on January 14, 2013, the Company entered into two agreements to sell all of its membership interests in Newco and substantially all of its assets in ALY to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. U-Swirl is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept. U-Swirl operates cafés owned and operated by U-Swirl (“Company-owned”) and franchises to others the right to own and operate U-Swirl cafés. It also franchises and operates self-serve frozen yogurt cafes under the names “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” and “Aspen Leaf Yogurt.”

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, a franchisor of self-serve frozen yogurt cafés branded as “CherryBerry,” pursuant to which U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt cafés, including all of its franchise rights and one company-owned café. The assets were acquired for approximately $4.25 million in cash and 4 million shares of U-Swirl common stock. On January 17, 2014, U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli LLC, a franchisor of self-serve frozen yogurt cafés branded as “Yogli Mogli,” pursuant to which U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt cafés, including all of its franchise rights and four company-owned cafés. The assets were acquired for approximately $2.15 million in cash and $200,000 in shares of U-Swirl common stock. On February 20, 2014, U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC, including the acquisition of all intellectual property and worldwide franchise and license rights associated with 17 Fuzzy Peach Frozen Yogurt stores. The assets were acquired for $481,000 in cash, plus an earn-out that could increase the purchase price by up to an additional $349,000 in cash based upon royalty income generated by Fuzzy Peach stores in the twelve months following the acquisition.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by RMCF; the collection of initial franchise fees, royalty and marketing fees from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.

The following table summarizes the number of stores operating under RMCF and its subsidiaries at August 31, 2014:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	5	5
Franchise stores – Domestic stores	4	206	210
Franchise stores – Domestic kiosks	-	6	6
International License Stores	-	72	72
Cold Stone Creamery – co-branded	5	66	71
U-Swirl (Including all associated brands)
Company-owned stores	-	6	6
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	-	269	269
Franchise stores – Domestic – co-branded	2	12	14
International License Stores	-	6	6
Total	11	651	662

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Subsequent Events

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors of U-Swirl, Inc.. In addition, Messrs. Conte, H. Cartwright and T. Cartwright resigned as officers of U-Swirl, Inc. effective October 6, 2014. Their resignations were not due to a disagreement with the Company. Also on September 4, 2014, the Board of Directors of the Company appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of the Company’s parent, Rocky Mountain Chocolate Factory, Inc.

Stock-Based Compensation

At August 31, 2014, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $166,843 and $381,165 of stock-based compensation expense during the three and six-month periods ended August 31, 2014, respectively, compared to $125,653 and $268,462 during the three and six-month periods ended August 31, 2013, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the six months ended August 31, 2014 and 2013:

	Six Months Ended
	August 31,
	2014	2013
Outstanding stock options as of February 28:	155,880	270,945
Granted	-	-
Exercised	(142,944)	(2,000)
Cancelled/forfeited	-	(88,725)
Outstanding stock options as of August 31:	12,936	180,220

Weighted average exercise price	$14.70	$7.93
Weighted average remaining contractual term (in years)	1.54	0.92

The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2014 and 2013:

	Six Months Ended
	August 31,
	2014	2013
Outstanding non-vested restricted stock units as of February 28:	295,040	57,030
Granted	-	280,900
Vested	(56,199)	(41,390)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of August 31:	238,841	296,540

Weighted average grant date fair value	$12.14	$12.09
Weighted average remaining vesting period (in years)	4.58	5.49

During the six months ended August 31, 2014, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully vested, unrestricted shares of stock to non-employee directors in the six months ended August 31, 2013. There were no unrestricted shares of stock issued during the three-month periods ended August 31, 2014 or August 31, 2013. In connection with these non-employee director stock issuances, the Company recognized $47,480 and $48,400 of stock-based compensation expense during the six-month periods ended August 31, 2014 and 2013, respectively.

During the three and six month periods ended August 31, 2014, the Company recognized $166,843 and $333,685, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the three and six month periods ended August 31, 2014 and 2013, 56,199 and 41,390 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited shares granted as of August 31, 2014 was $2,814,176, which is expected to be recognized over the weighted-average period of 4.6 years.

The Company recognized $69,929 and $152,519 of U-Swirl, Inc. stock-based compensation expense during the three and six months ended August 31, 2014, respectively, compared with $13,302 and $41,525 recognized during the three and six month months ended August 31, 2013, respectively.

New Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common stock issuable through stock options and restricted stock units. For the three months ended August 31, 2014, there were 12,936 stock options excluded from the computation of earnings per share, compared with no stock options excluded from the computation of earnings per share for the three months ended August 31, 2013 because their effect would have been anti-dilutive. For the six months ended August 31, 2014 and 2013, 12,936 and 50,831 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2014	February 28, 2014
Ingredients and supplies	$2,773,420	$2,531,413
Finished candy	2,302,649	1,761,131
U-Swirl, Inc. food and packaging	158,554	118,219
Total inventories	$5,234,623	$4,410,763

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2014	February 28, 2014

Land	$513,618	$513,618
Building	4,775,466	4,775,466
Machinery and equipment	10,311,135	9,518,832
Furniture and fixtures	1,190,809	1,324,846
Leasehold improvements	2,017,738	2,489,782
Transportation equipment	425,008	394,508
Capital work in progress	-	967,937
Impairment provision of long-lived assets	(243,000)	-

	18,990,774	19,984,989

Less accumulated depreciation	11,922,121	11,496,791
Property and equipment, net	$7,068,653	$8,488,198

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. Between July 15, 2014 and July 31, 2014, the Company repurchased 55,000 shares under the plan at an average price of $12.58 per share. As of August 31, 2014, approximately $2,308,000 remains available under the plan for further stock repurchases.

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per share of common stock on March 14, 2014 to shareholders of record on February 28, 2014. The Company paid a quarterly cash dividend of $0.11 per share of common stock on June 13, 2014 to shareholders of record on June 3, 2014. The Company declared a quarterly cash dividend of $0.11 per share of common stock on August 21, 2014 payable on September 12, 2014 to shareholders of record on September 2, 2014.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid (received) for:	2014	2013
Interest	$95,734	$(21,105)
Income taxes	732,064	1,572,736
Non-Cash Operating Activities
Accrued Inventory	294,007	282,442
Non-Cash Financing Activities
Dividend Payable	$682,399	$672,745

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

Three Months Ended August 31, 2014	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,597,064	$5,146,682	$592,392	$2,492,820	$-	$9,828,958
Intersegment revenues	(898)	(370,612)	-	-	-	(371,510)
Revenue from external customers	1,596,166	4,776,070	592,392	2,492,820	-	9,457,448
Segment profit (loss)	848,139	1,374,396	31,777	32,079	(904,027)	1,382,364
Total assets	1,335,567	12,004,854	1,138,616	15,719,423	8,452,732	38,651,192
Capital expenditures	6,702	205,669	17,765	23,679	25,014	278,829
Total depreciation & amortization	10,682	101,346	7,693	206,735	38,671	365,127

Three Months Ended August 31, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,538,025	$5,230,804	$636,389	$1,692,460	$-	$9,097,678
Intersegment revenues	-	(434,517)	-	-	-	(434,517)
Revenue from external customers	1,538,025	4,796,287	636,389	1,692,460	-	8,663,161
Segment profit (loss)	756,853	1,560,919	18,467	159,792	(888,967)	1,607,064
Total assets	1,348,904	11,171,172	1,237,907	3,881,872	6,176,785	23,816,640
Capital expenditures	7,078	164,628	11,167	63,750	103,637	350,260
Total depreciation & amortization	9,305	73,020	14,655	105,370	33,647	235,997

Six Months Ended August 31, 2014	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$3,045,328	$11,337,343	$1,095,183	$4,994,512	$-	$20,472,366
Intersegment revenues	(1,510)	(691,202)	-	-	-	(692,712)
Revenue from external customers	3,043,818	10,646,141	1,095,183	4,994,512	-	19,779,654
Segment profit (loss)	1,484,322	2,856,060	(35,339)	232,439	(1,857,182)	2,680,300
Total assets	1,335,567	12,004,854	1,138,616	15,719,423	8,452,732	38,651,192
Capital expenditures	6,702	266,774	33,853	63,352	27,342	398,023
Total depreciation & amortization	20,731	191,505	17,141	432,835	77,326	739,538

Six Months Ended August 31, 2013	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$3,198,041	$11,956,859	$1,151,527	$3,409,866	$-	$19,716,293
Intersegment revenues	-	(875,270)	-	-	-	(875,270)
Revenue from external customers	3,198,041	11,081,589	1,151,527	3,409,866	-	18,841,023
Segment profit (loss)	1,605,298	3,309,387	(26,392)	327,871	(1,778,407)	3,437,757
Total assets	1,348,904	11,171,172	1,237,907	3,881,872	6,176,785	23,816,640
Capital expenditures	15,529	196,109	16,778	63,750	115,888	408,054
Total depreciation & amortization	17,898	145,392	29,396	210,947	68,120	471,753

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.9 million, or 9.8 percent, of the Company’s revenues from external customers during the six months ended August 31, 2014 compared to $2.0 million, or 10.6 percent of the Company’s revenues from external customers during the six months ended August 31, 2013.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		August 31, 2014		February 28, 2014
	Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10	$220,778	$207,402	$220,778	$206,652
Packaging licenses	3-5	120,830	120,830	120,830	120,830
Packaging design	10	430,973	430,973	430,973	430,973
Trademark/Non competition agreements	5-20	593,340	21,296	593,340	5,283
Franchise Rights	20	6,580,034	257,883	6,580,034	90,786
Total		7,945,955	1,038,384	7,945,955	854,524
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		1,013,328	267,020	1,099,328	267,020
Franchising goodwill		3,464,500	197,682	3,464,500	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark		20,000	-	20,000	-
Total Goodwill		4,792,828	662,384	4,878,828	662,384

Total Intangible Assets		$12,738,783	$1,700,768	$12,824,783	$1,516,908

Amortization expense related to intangible assets totaled $183,860 and $443 during the six months ended August 31, 2014 and 2013, respectively.

At August 31, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2015	$190,127
2016	413,645
2017	459,218
2018	481,977
2019	494,614
Thereafter	4,867,990
Total	$6,907,571

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into Franchise Agreements and a Development Agreement with a member of RMCF’s and U-Swirl’s Boards of Directors. The Director operates two ALY locations under the Franchise Agreements and the Development Agreement. As of August 31, 2014, the Company had receivables of approximately no amount due from the Director associated with the director’s ownership and operation of the two current ALY locations.

U-Swirl, Inc. had a net payable of $717 and $11,989 as of August 31, 2014 and February 28, 2014, respectively, from a U-Swirl franchise that is owned and operated by the grandchildren of the Company’s former Chief Marketing Officer.

As of August 31, 2014 and February 28, 2014, U-Swirl, Inc. had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s former Chief Executive Officer and Chief Operating Officer have a minority interest.

NOTE 10 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

In connection with the acquisitions of the assets of CherryBerry, Yogli Mogli and Fuzzy Peach Franchising, LLC, the Company recorded net restructuring charges of $124,551 during the six months ended August 31, 2014 associated with these acquisitions. Primarily these charges were the result of professional fees for due diligence, valuation, audit and other activities in connection with these acquisitions. See Note 1 for a descriptions of the acquisitions of CherryBerry, Yogli Mogli and Fuzzy Peach Franchising, LLC.

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors of U-Swirl, Inc. In addition, Messrs. Conte, H. Cartwright and T. Cartwright resigned as officers of U-Swirl, Inc. Also on September 4, 2014, the U-Swirl Board of Directors appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of RMCF.

In connection with these management changes, U-Swirl announced an operational restructuring designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of the employment agreements with the named officers, severance payments for other employees and expense associated with the impairment of certain long-lived leasehold improvement, property and equipment. The Company recorded restructuring charges of $584,661 during the six months ended August 31, 2014 associated with this operational restructuring.

Total restructuring and acquisition charges incurred were comprised of the following for the six months ended August 31:

2014
Professional fees	$186,011
Severance/transitional compensation	212,027
Leasehold improvements, property and equipment impairment of long-lived assets	243,000
Acceleration of restricted stock unit vesting	65,049
Other	3,125

Total	$709,212

NOTE 11 – SALE OR DISTRIBUTION OF ASSETS

During the three months ended August 31, 2014, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and four U-Swirl Company–owned cafés. These locations were sold for a combination of cash and notes receivable. Additionally, the Company began the process of closing the U-Swirl, Inc. corporate offices in Henderson, Nevada and to market for sale an additional U-Swirl Company-owned café at a price substantially below the net book value of the assets. Associated with this asset disposal activity, the Company recorded the following in the three months ended August 31, 2014:

2014
Cash received on asset sales	$525,000
Notes receivable	431,244

NOTE 12 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note used to finance the Company’s business acquisitions (unpaid balance as of August 31, 2014, $6.4 million).

As of August 31, 2014 and February 28, 2014, notes payable consisted of the following:

	August 31, 2014	February 28, 2014

Promissory note	$6,400,000	$6,400,000
Less: current maturities	(706,693)	(108,023)
Long-term obligations	$5,693,307	$6,291,977

The following table summarizes annual maturities of our notes payable as of August 31, 2014:

Amount
2015	$108,000
2016	1,209,000
2017	1,256,000
2018	1,304,000
Thereafter	2,523,000
Total minimum payments	6,400,000
Less: current maturities	(706,693)

Long-term obligations	$5,693,307

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc. and its consolidated subsidiaries, which includes its 40% owned subsidiary, U-Swirl, Inc.

Overview

We are a product-based international franchisor, confectionery manufacturer and retail operator. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate, frozen yogurt, and other confectionery products. We also sell our candy in selected locations outside our system of retail stores and license the use of our brand with certain consumer products. We own and operate fourteen retail units as a laboratory to test marketing, design and operational initiatives.

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

In January 2013, we, through a newly formed wholly-owned subsidiary of the Company (“Newco”), entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, in January 2013, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC to U-Swirl, Inc. (“U-Swirl”), a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, we ceased to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations. U-Swirl is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and is franchising this concept. U-Swirl has built and operates cafés owned and operated by U-Swirl and franchises to others the right to own and operate U-Swirl cafés. In January 2014 and February 2014, U-Swirl acquired the franchise systems of self-serve frozen yogurt retail units branded as “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” U-Swirl also operates self-serve frozen yogurt retail units branded as “Josie’s Frozen Yogurt.” As of August 31, 2014, we own approximately 40% of U-Swirl’s outstanding common stock, and the results of U-Swirl are consolidated in our results. We believe that the acquisition of a controlling interest in U-Swirl will provide us with the ability to reverse operating losses incurred by the development and operation of Aspen Leaf Yogurt, LLC and provide an opportunity to continue to expand our presence in the self-serve frozen yogurt industry. Our ability to execute on this strategy is dependant upon continued expansion of the franchise network of U-Swirl and the success of their franchisees.

Results of Operations

Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

Basic earnings per share decreased 17.6% from $.17 in the three months ended August 31, 2013 to $.14 in the three months ended August 31, 2014. Revenues increased 9.2% from $8.7 million in the three months ended August 31, 2013 to $9.5 million in the three months ended August 31, 2014. Operating income decreased 10.2% from $1.59 million in the three months ended August 31, 2013 to $1.43 million in the three months ended August 31, 2014. Net income decreased 14.6% from $1,028,000 in the three months ended August 31, 2013 to $877,000 in the three months ended August 31, 2014. The increase in revenues was primarily the result of an increase in royalty and marketing fees resulting from the U-Swirl acquisition of franchise rights in the prior fiscal year. This increase was offset by an increase in restructuring costs and the impairment of certain long-lived assets.

Revenues	Three Months Ended
	August 31,		$	%
($’s in thousands)	2014	2013	Change	Change
Factory sales	$4,776.1	$4,796.2	$(20.1)	(0.4% )
Retail sales	1,897.7	1,889.9	7.8	0.4%
Franchise fees	147.9	61.8	86.1	139.3%
Royalty and Marketing fees	2,635.8	1,915.2	720.6	37.6%
Total	$9,457.5	$8,663.1	$794.4	9.2%

Factory Sales

The decrease in factory sales for the three months ended August 31, 2014 versus the three months ended August 31, 2013 was primarily due to a 4.3% decrease in same-store pounds purchased by our network of domestic franchised stores, partially offset by an increase in shipments of product to customers outside our network of franchise retail locations. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 2.6% in the three months ended August 31, 2014, compared with the three months ended August 31, 2013.

Retail Sales

The increase in retail sales was primarily due to increased performance of Company-owned locations acquired or commencing operation during the prior fiscal year, offset by the closure or sale of certain under-performing locations. Same store sales at Company-owned stores decreased 1.0% in the three months ended August 31, 2014 compared to the three months ended August 31, 2013.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended August 31, 2013 to the three months ended August 31, 2014 resulted from a 71.8% increase in domestic franchise stores in operation from the three months ended August 31, 2013 compared to the three months ended August 31, 2014, primarily as a result of U-Swirl’s acquisition of CherryBerry, Yogli Mogli and Fuzzy Peach franchise systems in January 2014 and February 2014 and the associated increase in franchise revenues due to such acquisitions. This increase was partially offset by a decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 225 in the three months ended August 31, 2013 to 212 during the three months ended August 31, 2014. Franchise fee revenues increased as a result of the sale of three U-Swirl Company-owned cafés to a franchisee and the associated franchise fees recognized.

Costs and Expenses	Three Months Ended
	August 31,		$	%
($’s in thousands)	2014	2013	Change	Change

Cost of sales – factory adjusted	$3,214.9	$3,077.5	$137.4	4.5%
Cost of sales - retail	652.8	623.4	29.4	4.7%
Franchise costs	519.4	519.7	(.3)	(0.1% )
Sales and marketing	583.8	462.7	121.1	26.2%
General and administrative	1,175.1	1,208.1	(33.0)	(2.7% )
Retail operating	932.6	944.0	(11.4)	(1.2% )
Total	$7,078.6	$6,835.4	$243.2	3.6%

Adjusted Gross Margin	Three Months Ended
	August 31,		$	%
($’s in thousands)	2014	2013	Change	Change

Factory adjusted gross margin	$1,561.2	$1,718.7	$(157.5)	(9.2%	)
Retail	1,244.9	1,266.5	(21.6)	(1.7%	)
Total	$2,806.1	$2,985.2	$(179.1)	(6.0%	)

Adjusted Gross Margin	Three Months Ended
	August 31,		%		%
	2014	2013	Change		Change
(Percent)
Factory adjusted gross margin	32.7%	35.8%	(3.1%	)	(8.7%	)
Retail	65.6%	67.0%	(1.4%	)	(2.1%	)
Total	42.0%	44.6%	(2.6%	)	(5.8%	)

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

	Three Months Ended
	August 31,
($’s in thousands)	2014	2013
Factory adjusted gross margin	$1,561.2	$1,718.7
Less: Depreciation and Amortization	100.8	72.5
Factory GAAP gross margin	$1,460.4	$1,646.2

Cost of Sales

Factory margins decreased 310 basis points in the three months ended August 31, 2014 compared to the three months ended August 31, 2013 due primarily to increased costs of certain raw materials and a decline in manufacturing efficiencies associated with 2.2% lower production volume. The decrease in Company-owned store margin is due primarily to the increase in U-Swirl units in operation during the previously year and associated lower margins at U-Swirl units during the three months ended August 31, 2014.

Franchise Costs

Franchise costs were unchanged in the three months ended August 31, 2014 compared to the three months ended August 31, 2013 due primarily to an increase in franchise costs associated with supporting the additional U-Swirl franchise units acquired through business acquisitions in the prior year, offset by a reduction in franchise-related professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 18.7% in the three months ended August 31, 2014 from 26.3% in the three months ended August 31, 2013. This decrease is primarily a result of higher franchise and royalty revenues during the three months ended August 31, 2014.

Sales and Marketing

The increase in sales and marketing costs for the three months ended August 31, 2014 compared to the three months ended August 31, 2013 is primarily due to an increase in marketing costs associated with the increased U-Swirl franchise locations from the prior year.

General and Administrative

The decrease in general and administrative costs for the three months ended August 31, 2014 compared to the three months ended August 31, 2013 is due primarily to lower professional fees, mostly offset by the consolidation of U-Swirl general and administrative costs. For the three months ended August 31, 2014, approximately $440,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $310,000 in the three months ended August 31, 2013. As a percentage of total revenues, general and administrative expenses decreased to 12.4% in the three months ended August 31, 2014 compared to 13.9% in the three months ended August 31, 2013.

Retail Operating Expenses

The decrease in retail operating expense was primarily due to a decrease in the average number of Company-owned stores in operation. The average number of Company-owned stores in operation decreased from 19 during the three months ended August 31, 2013 to 16 units in the three months ended August 31, 2014. Retail operating expenses, as a percentage of retail sales, decreased from 50.0% in the three months ended August 31, 2013 to 49.1% in the three months ended August 31, 2014. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $365,000 in the three months ended August 31, 2014 increased 54.7% from $236,000 incurred in the three months ended August 31, 2013. This increase was the result of additional factory assets in service and an increase in amortization related to intangible assets acquired in the prior fiscal year.

Other Income

Net interest expense was $46,800 in the three months ended August 31, 2014 compared to net interest income of $15,300 realized in the three months ended August 31, 2013. This change was the result of interest expense associated with a promissory note entered into in January 2014 to fund business acquisitions.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2014 was 32.8%, compared to 31.8% for the three months ended August 31, 2013. The increase of 1.0% was primarily the result of the consolidation of the U-Swirl net operating income. During the three months ended August 31, 2014 and August 31, 2013 there was no income tax expense recognized on U-Swirl income. U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired a 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Six Months Ended August 31, 2014 Compared to the Six Months Ended August 31, 2013

Basic earnings per share decreased 27.8% from $.36 for the six months ended August 31, 2013 to $.26 for the six months ended August 31, 2014. Revenues increased 5.0% to $19.8 million for the six months ended August 31, 2014 compared to $18.8 million in the six months ended August 31, 2013. Operating income decreased 18.6% from $3.4 million in the six months ended August 31, 2013 to $2.8 million in the six months ended August 31, 2014. Net income decreased 28.0% from $2.2 million in the six months ended August 31, 2013 to $1.6 million in the six months ended August 31, 2014. The increase in revenues, operating income and net income was due primarily to income from operations related to our frozen yogurt business, compared with an operating loss in our frozen yogurt business in the same period of the prior year.

Revenues	Six Months Ended
	August 31,		$	%
($’s in thousands)	2014	2013	Change	Change
Factory sales	$10,646.1	$11,081.6	$(435.5)	(3.9%)
Retail sales	3,878.7	3,783.2	95.5	2.5%
Franchise fees	205.3	338.2	(132.9)	(39.3%)
Royalty and marketing fees	5,049.6	3,638.0	1,411.6	38.8%
Total	$19,779.7	$18,841.0	$938.7	5.0%

Factory Sales

The decrease in factory sales for the six months ended August 31, 2014 versus the six months ended August 31, 2013 was primarily due to a 3.6% decrease in same-store pounds purchased by our network of franchised stores, a 5.8% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation and a 1.4% decrease in shipments of product to customers outside our network of franchised retail stores.

Retail Sales

The increase in retail sales was primarily due to increased performance of Company-owned locations acquired or commencing operation during the prior fiscal year, offset by the closure or sale of certain under-performing locations. Same store sales at all Company-owned stores and cafés decreased 1.2% in the six months ended August 31, 2014 compared to the six months ended August 31, 2013.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the six months ended August 31, 2013 to the six months ended August 31, 2014 resulted from a 62.1% increase in domestic franchise stores in operation from the six months ended August 31, 2013 compared to the six months ended August 31, 2014, primarily as a result of U-Swirl’s acquisition of CherryBerry, Yogli Mogli and Fuzzy Peach franchise systems in January 2014 and February 2014 and the associated increase in franchise revenues due to such acquisitions. This increase was partially offset by a decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 225 in the six months ended August 31, 2013 to 212 during the six months ended August 31, 2014. Franchise fee revenues decreased as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in South Korea and the Kingdom of Saudi Arabia being recognized in the six months ended August 31, 2013 and no international license fees being recognized in the six months ended August 31, 2014.

Costs and Expenses	Six Months Ended
	August 31,		$	%
($’s in thousands)	2014	2013	Change	Change

Cost of sales – factory adjusted	$7,395.9	$7,454.7	$(58.8)	(0.8%)
Cost of sales - retail	1,305.2	1,273.4	31.8	2.5%
Franchise costs	1,064.9	998.5	66.4	6.6%
Sales and marketing	1,229.9	968.1	261.8	27.0%
General and administrative	2,629.1	2,478.8	150.3	6.1%
Retail operating	1,972.6	1,785.0	187.6	10.5%
Total	$15,597.6	$14,958.5	$639.1	4.3%

Adjusted gross margin	Six Months Ended
	August 31,		$	%
($’s in thousands)	2014	2013	Change	Change

Factory adjusted gross margin	$3,250.2	$3,626.9	$(376.7)	(10.4%)
Retail	2,573.5	2,509.8	63.7	2.5%
Total	$5,823.7	$6,136.7	$(313.0)	(5.1%)

Adjusted Gross Margin	Six Months Ended
	August 31,		%	%
	2014	2013	Change	Change
(Percent)
Factory adjusted gross margin	30.5%	32.7%	(2.2%)	(6.7%)
Retail	66.3%	66.3%	0.0%	0.0%
Total	40.1%	41.3%	(1.2%)	(2.9%)

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

	Six Months Ended
	August 31,
($’s in thousands)	2014	2013
Factory adjusted gross margin	$3,250.2	$3,626.9
Less: Depreciation and Amortization	190.5	144.4
Factory GAAP gross margin	$3,059.7	$3,482.5

Costs and Expenses

Cost of Sales

Factory margins decreased 220 basis points in the six months ended August 31, 2014 compared to the six months ended August 31, 2013 due primarily to a decline in manufacturing efficiencies associated with 8.3% lower production volume in the six months ended August 31, 2014 compared to the six months ended August 31, 2013. Company-owned store margins were unchanged in the six months ended August 31, 2014 compared to the six months ended August 31, 2013.

Franchise Costs

The increase in franchise costs in the six months ended August 31, 2014 versus the three months ended August 31, 2013 is due primarily to an increase in franchise costs associated with supporting the additional U-Swirl franchise units acquired through business acquisitions in the prior year. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 20.3% in the six months ended August 31, 2014 from 25.1% in the six months ended August 31, 2013. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise and royalty revenues.

Sales and Marketing

The increase in sales and marketing costs for the six months ended August 31, 2014 compared to the six months ended August 31, 2013 is primarily due to an increase in marketing costs associated with U-Swirl franchise locations.

General and Administrative

The increase in general and administrative costs for the six months ended August 31, 2014 compared to the six months ended August 31, 2013 is due primarily to the consolidation of U-Swirl’s general and administrative costs and an increase in compensation related expenses. For the six months ended August 31, 2014, approximately $988,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $716,000 in the six months ended August 31, 2013. As a percentage of total revenues, general and administrative expenses decreased to 13.1% in the six months ended August 31, 2014 compared to 13.2% in the same period of the prior year.

Retail Operating Expenses

The increase in retail operating expenses for the six months ended August 31, 2014 compared to the six months ended August 31, 2013 was due primarily to changes in units in operation, resulting from the acquisition of six Company-owned locations in the prior year. This increase was offset by the closure of five underperforming locations in the prior year and the sale of four Company-owned locations in the six months ended August 31, 2014. Retail operating expenses, as a percentage of retail sales, increased from 47.2% in the six months ended August 31, 2013 to 50.9% in the six months ended August 31, 2014.

Depreciation and Amortization

Depreciation and amortization of $740,000 in the six months ended August 31, 2014 increased 56.8% from $472,000 incurred in the six months ended August 31, 2013 due to additional depreciable assets in service. This increase was the result of additional factory assets in service and an increase in amortization related to intangible assets acquired in the prior fiscal year.

Other Income

Net interest expense was $95,600 in the six months ended August 31, 2014 compared to net interest income of $27,000 realized in the six months ended August 31, 2013. This change was the result of an increase in outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2014 was 30.4%, compared to 31.8% for the six months ended August 31, 2013. The decrease of 1.4% was primarily the result of the consolidation of the U-Swirl, Inc. net operating income and associated provision for income taxes. U-Swirl, Inc. has significant net operating loss carryovers and no income tax expense was recognized in the six months ended August 31, 2014 or August 31, 2013. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when the Company acquired its 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Liquidity and Capital Resources

As of August 31, 2014, working capital was $11.2 million, compared with $9.0 million as of February 28, 2014, an increase of $2.2 million. The change in working capital was due primarily to operating results less the payment of dividends, an increase in notes receivable and the purchase of equipment.

Cash and cash equivalent balances increased $2.54 million from $5.86 million as of February 28, 2014 to $8.40 million as of August 31, 2014 as a result of cash flow generated by operating activities. Our current ratio was 2.4 to 1 at August 31, 2014 in comparison with 2.1 to 1 at February 28, 2014. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million (no amount was outstanding as of August 31, 2014) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2014, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2015.

The Company’s current long-term debt is comprised of a promissory note used to finance the Company’s business acquisitions (unpaid balance as of August 31, 2014 was $6.4 million. The note allows the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at an annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of August 31, 2014, we were in compliance with all such covenants.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations at least through the end of fiscal 2015.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. In July 2015, our Board of Directors authorized the repurchase up to $3.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market, block trades or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

Between July 15, 2014 and July 31, 2014, we repurchased 55,000 shares under the repurchase plan at an average price of $12.58 per share. As of August 31, 2014, approximately $2,308,000 remains available under the repurchase plan for further stock repurchases.

Off-Balance Sheet Arrangements

As of August 31, 2014, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2014, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $24,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2014, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

We have a $7.0 million promissory note interest at a fixed rate or 3.75% annually. As of August 31, 2014, $6.4 million was outstanding under the note. We do not believe that we are exposed to any material interest rate risk related to this financing facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation as of August 31, 2014, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the six months ended August 31, 2014, we began providing support services to U-Swirl related to information technology and financial reporting services. Through the offering of these services, we believe we have enhanced our internal control over financial reporting and improved the consistency of internal controls throughout our consolidated financial reporting. Except for the activities described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2014—June 30, 2014	55,000	$12.58	55,000	$2,308,100
July 1, 2014—July 31, 2014	-	-	-	$2,308,100
August 1, 2014—August 31, 2014	-	-	-	$2,308,100
Total	55,000	$12.58	55,000	$2,308,100

(1)

On July 15, 2014, we announced that our Board of Directors had approved the repurchase of up to $3.0 million shares of our common stock. Between July 15, 2014 and July 31, 2014, we repurchased 55,000 shares under the repurchase plan at an average price of $12.58 per share. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. The primary purpose of the share repurchase program is to allow us the flexibility to repurchase our common stock to return value to stockholders.  The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock.  Our Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended February 28, 2009)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on May 22, 2009)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on December 14, 2007)

10.1*	Promissory Note dated August 13, 2014 in the amount of $5,000,000 between Wells Fargo Bank and the Registrant

10.2

Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc. and Franklin E. Crail (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on July 21, 2014)

10.3

Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc. and Bryan J. Merryman (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed on July 21, 2014)

10.4

Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc. and Edward L. Dudley (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed on July 21, 2014)

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 15, 2014	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director