Form 10-Q
period 2014-11-30
ROCKY MOUNTAIN CHOCOLATE FACTORY INC
filed 2015-01-14
CIK 785815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

On January 14, 2015, the registrant had outstanding 6,092,626 shares of its common stock, $.03 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Revenues
Sales	$8,583,981	$7,801,296	$23,108,761	$22,666,134
Franchise and royalty fees	1,977,581	1,478,698	7,232,455	5,454,883
Total revenues	10,561,562	9,279,994	30,341,216	28,121,017

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $102,179, $72,102, $292,632 and $214,425, respectively	5,527,876	5,061,615	14,229,018	13,789,705
Franchise costs	558,560	510,145	1,623,505	1,508,604
Sales and marketing	608,536	555,833	1,838,395	1,523,991
General and administrative	1,230,495	1,146,214	3,816,996	3,625,033
Retail operating	724,608	803,338	2,697,163	2,588,313
Depreciation and amortization	357,865	198,466	1,097,404	670,219
Restructuring and acquisition related charges	-	-	709,212	-

Total costs and expenses	9,007,940	8,275,611	26,011,693	23,705,865

Income from Operations	1,553,622	1,004,383	4,329,523	4,415,152

Other Income (Expense)
Interest expense	(60,666)	-	(183,333)	-
Interest income	16,208	16,702	43,274	43,690
Other Income (Expense), net	(44,458)	16,702	(140,059)	43,690

Income Before Income Taxes	1,509,164	1,021,085	4,189,464	4,458,842

Income Tax Provision	554,500	406,886	1,368,165	1,501,608

Consolidated Net Income	$954,664	$614,199	$2,821,299	$2,957,234
Less: Net income (loss) attributable to non-controlling interest	(7,714)	(84,975)	270,231	50,969
Net Income attributable to RMCF	$962,378	$699,174	$2,551,068	$2,906,265

Basic Earnings per Common Share	$.16	$.11	$.41	$.48
Diluted Earnings per Common Share	$.15	$.11	$.40	$.45

Weighted Average Common Shares Outstanding	6,162,829	6,115,860	6,171,327	6,094,529
Dilutive Effect of Stock Options and Restricted Stock Units	218,027	364,692	265,153	329,927
Weighted Average Common Shares Outstanding, Assuming Dilution	6,380,856	6,480,552	6,436,480	6,424,456

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2014	2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,860,305	$5,859,729
Accounts receivable, less allowance for doubtful accounts of $702,994 and $543,683, respectively	4,826,180	5,347,752
Notes receivable, current portion, less current portion of the valuation allowance of $5,962 and $33,047, respectively	341,130	357,360
Refundable income taxes	-	160,890
Inventories, less reserve for slow moving inventory of $207,186 and $204,068, respectively	5,045,790	4,410,763
Deferred income taxes	743,056	538,871
Other	281,773	316,378
Total current assets	19,098,234	16,991,743

Property and Equipment, Net	6,853,888	8,488,198

Other Assets
Notes receivable, less current portion and valuation allowance of $41,300 and $24,200, respectively	802,619	509,784
Goodwill, net	4,130,444	4,216,444
Franchise Rights, net	6,238,602	6,489,248
Intangible assets, net	577,039	602,183
Other	169,623	167,939
Total other assets	11,918,327	11,985,598

Total Assets	$37,870,449	$37,465,539

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,010,317	$108,023
Accounts payable	2,020,961	1,971,530
Accrued salaries and wages	677,230	776,567
Other accrued expenses	2,844,958	2,627,872
Dividend payable	671,901	675,422
Deferred income	1,342,275	1,798,781

Total current liabilities	8,567,642	7,958,195

Long-Term Debt, Less Current Maturities	5,389,683	6,291,977
Deferred Income Taxes	1,004,599	1,050,489

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 6,104,394 and 6,140,200 issued and outstanding, respectively	183,132	184,206
Additional paid-in capital	9,120,300	9,892,973
Retained earnings	10,859,472	10,344,794
Non-controlling interest in equity of subsidiary	2,745,621	1,742,905
Total stockholders’ equity	22,908,525	22,164,878

Total liabilities and stockholders’ equity	$37,870,449	$37,465,539

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2014	2013
Cash Flows From Operating activities
Net income	$2,821,299	$2,957,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,097,404	670,219
Provision for obsolete inventory	33,251	32,936
Asset impairment and store closure losses	178,000	-
Provision for loss on accounts and notes receivable	192,137	212,400
Gain on sale of property and equipment	(6,524)	(907)
Expense recorded for stock compensation	700,526	488,638
Deferred income taxes	(250,075)	4,303
Changes in operating assets and liabilities:
Accounts receivable	307,530	(613,566)
Inventories	(208,403)	(36,687)
Other current assets	23,649	(211,981)
Accounts payable	(190,245)	(1,050,447)
Accrued liabilities	278,639	(896,897)
Deferred income	(491,115)	25,502
Net cash provided by operating activities	4,486,073	1,580,747

Cash Flows From Investing Activities
Addition to notes receivable	(163,396)	(684,098)
Proceeds received on notes receivable	383,208	231,614
Proceeds from sale or distribution of assets	531,345	2,600
Purchases of property and equipment	(446,166)	(1,112,431)
Increase in other assets	(8,786)	(7,352)
Net cash provided by (used) in investing activities	296,205	(1,569,667)

Cash Flows From Financing Activities
Repurchase of common stock	(1,904,829)	-
Issuance of common stock	69,599	14,816
Proceeds from issuance of common stock in subsidiary	892,895	-
Tax benefit of stock awards	200,544	68,832
Dividends paid	(2,039,911)	(2,009,108)
Net cash used in financing activities	(2,781,702)	(1,925,460)

Net Increase (Decrease) in Cash and Cash Equivalents	2,000,576	(1,914,380)

Cash and Cash Equivalents, Beginning of Period	5,859,729	5,321,696

Cash and Cash Equivalents, End of Period	$7,860,305	$3,407,316

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying unaudited consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc. (“RMCF”), its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC (“ALY”) and its 39%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”), of which RMCF has financial control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. As of November 30, 2014, RMCF held approximately 39% of U-Swirl’s outstanding common stock and this percentage of ownership is the consolidated interest recognized by RMCF and the remaining 61% is the amount of net income attributable to non-RMCF shareholders. Additionally, RMCF has the right to acquire approximately 25,400,000 shares of U-Swirl’s common stock through the conversion of outstanding debt owed by U-Swirl to RMCF. If RMCF exercised this conversion right, RMCF would hold approximately 71% of U-Swirl’s common stock. Certain directors of RMCF constitute all of the directors of U-Swirl. Pursuant to a voting agreement among RMCF, ALY and certain shareholders of U-Swirl, the parties agree to vote their shares such that certain designees of RMCF shall constitute a majority of U-Swirl’s board of directors so long as RMCF or its affiliates own greater than 10% of U-Swirl’s outstanding common stock.

RMCF is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea, Saudi Arabia and the United Arab Emirates. RMCF manufactures an extensive line of premium chocolate candies and other confectionery products.

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

The following table summarizes the number of stores operating under RMCF and its subsidiaries at November 30, 2014:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	5	5
Franchise stores – Domestic stores	4	203	207
Franchise stores – Domestic kiosks	-	5	5
International License Stores	1	73	74
Cold Stone Creamery – co-branded	10	66	76
U-Swirl (Including all associated brands)
Company-owned stores	-	6	6
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	2	236	238
Franchise stores – Domestic – co-branded	3	11	14
International License Stores	1	6	7
Total	21	614	635

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Subsequent Events

On January 13, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $3.0 million of the Company’s outstanding common stock in the open market, or in private transactions, whenever deemed appropriate by management. The Company also announced that its Board of Directors has declared a fourth quarter FY2015 cash dividend of $0.12 per common share outstanding. The cash dividend will be payable March 13, 2015 to shareholders of record at the close of business February 27, 2015. The fourth quarter FY2015 cash dividend of $0.12 represents a 9 percent increase over the previous cash dividend of $0.11 per share.

Stock-Based Compensation

At November 30, 2014, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $166,842 and $548,008 of stock-based compensation expense during the three and nine-month periods ended November 30, 2014, respectively, compared to $166,664 and $435,126 during the three and nine-month periods ended November 30, 2013, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the nine months ended November 30, 2014 and 2013:

	Nine Months Ended
	November 30,
	2014	2013
Outstanding stock options as of February 28:	155,880	270,945
Granted	-	-
Exercised	(142,944)	(2,000)
Cancelled/forfeited	-	(88,725)
Outstanding stock options as of November 30:	12,936	180,220

Weighted average exercise price	$14.70	$7.93
Weighted average remaining contractual term (in years)	1.29	.67

The following table summarizes non-vested restricted stock unit transactions for common stock during the nine months ended November 30, 2014 and 2013:

	Nine Months Ended
	November 30,
	2014	2013
Outstanding non-vested restricted stock units as of February 28:	295,040	57,030
Granted	-	280,900
Vested	(56,199)	(41,390)
Cancelled/forfeited	-	(1,500)
Outstanding non-vested restricted stock units as of November 30:	238,841	295,040

Weighted average grant date fair value	$12.14	$12.09
Weighted average remaining vesting period (in years)	4.33	5.24

During the nine months ended November 30, 2014, the Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors compared with 4,000 fully vested, unrestricted shares of stock to non-employee directors in the nine months ended November 30, 2013. There were no unrestricted shares of stock issued during the three-month periods ended November 30, 2014 or November 30, 2013. In connection with these non-employee director stock issuances, the Company recognized $47,480 and $48,400 of stock-based compensation expense during the nine-month periods ended November 30, 2014 and 2013, respectively.

During the three and nine month periods ended November 30, 2014, the Company recognized $166,843 and $500,528, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the three and nine month periods ended November 30, 2014, 0 and 56,199 restricted stock units vested and were issued as common stock, respectively compared with 0 and 41,390 issued in the three and nine month periods ended November 31, 2013, respectively. Total unrecognized compensation expense of non-vested, non-forfeited shares granted as of November 30, 2014 was $2,647,333, which is expected to be recognized over the weighted-average period of 4.3 years.

The Company recognized $0 and $152,518 of stock-based compensation expense for U-Swirl during the three and nine months ended November 30, 2014, respectively, compared with $11,987 and $53,512 recognized during the three and nine month months ended November 30, 2013, respectively.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” This guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us in the first quarter of our fiscal year ended February 28, 2017. The adoption of this guidance is not expected to impact our financial position, results, operations or cash flows.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common stock issuable through stock options and restricted stock units. For the three months ended November 30, 2014, there were 12,936 stock options excluded from the computation of earnings per share, compared with 12,936 stock options excluded from the computation of earnings per share for the three months ended November 30, 2013 because their effect would have been anti-dilutive. For the nine months ended November 30, 2014 and 2013, 12,936 and 42,511 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2014	February 28, 2014
Ingredients and supplies	$2,921,023	$2,531,413
Finished candy	2,026,932	1,761,131
U-Swirl, Inc. food and packaging	97,835	118,219
Total inventories	$5,045,790	$4,410,763

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2014	February 28, 2014

Land	$513,618	$513,618
Building	4,775,466	4,775,466
Machinery and equipment	10,377,939	9,518,832
Furniture and fixtures	1,193,224	1,324,846
Leasehold improvements	1,993,738	2,489,782
Transportation equipment	394,666	394,508
Capital work in progress	-	967,937
Impairment provision of long-lived assets	(243,000)	-

	19,005,651	19,984,989

Less accumulated depreciation	12,151,763	11,496,791
Property and equipment, net	$6,853,888	$8,488,198

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Repurchases

In 2014, the Board of Directors of the Company authorized a plan to purchase up to $3.0 million of the Company’s common stock in the open market or in private transactions, whenever deemed appropriate by management. Between July 15, 2014 and July 31, 2014, the Company repurchased 55,000 shares under the plan at an average price of $12.58 per share. Between September 26, 2014 and November 28, 2014, the Company repurchased 99,511 shares under the plan at an average price of $12.19 per share. As of November 30, 2014, approximately $1,095,000 remains available under the plan for further stock repurchases.

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per share of common stock on March 14, 2014 to shareholders of record on February 28, 2014. The Company paid a quarterly cash dividend of $0.11 per share of common stock on June 13, 2014 to shareholders of record on June 3, 2014. The Company paid a quarterly cash dividend of $0.11 per share of common stock on September 12, 2014 to shareholders of record on September 2, 2014.The Company declared a quarterly cash dividend of $0.11 per share of common stock on November 11, 2014 payable on December 12, 2014 to shareholders of record on November 28, 2014.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid (received) for:	2014	2013
Interest	$143,806	$(34,637)
Income taxes	1,112,040	2,090,170
Non-Cash Operating Activities
Accrued Inventory	477,176	452,707
Non-Cash Financing Activities
Dividend Payable	$671,901	$672,745
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	446,353	-
Inventory	17,301	-
Accounts receivable	17,043	-
Other assets	10,858	-

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

Three Months Ended

November 30, 2014

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,244,732	$7,994,116	$350,261	$1,430,397	$-	$11,019,506
Intersegment revenues	(1,407)	(456,537)	-	-	-	(457,944)
Revenue from external customers	1,243,325	7,537,579	350,261	1,430,397	-	10,561,562
Segment profit (loss)	438,160	2,189,548	(94,387)	(100,978)	(923,179)	1,509,164
Total assets	1,115,716	12,878,192	1,166,851	15,284,436	7,425,254	37,870,449
Capital expenditures	22,050	28,414	658	(7,505)	4,526	48,143
Total depreciation & amortization	10,661	102,699	6,083	199,787	38,635	$357,865

Three Months Ended

November 30, 2013

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,181,577	$7,128,169	$436,755	$1,039,498	$-	$9,785,999
Intersegment revenues	-	(506,005)	-	-	-	(506,005)
Revenue from external customers	1,181,577	6,622,164	436,755	1,039,498	-	9,279,994
Segment profit (loss)	351,215	1,850,702	(124,432)	(197,616)	(858,784)	1,021,085
Total assets	1,091,984	12,345,986	1,327,840	3,586,150	5,890,240	24,242,200
Capital expenditures	30,430	590,234	(16,483)	74,118	26,077	704,376
Total depreciation & amortization	$9,534	$74,338	$14,698	$61,318	$38,578	$198,466

Nine Months Ended

November 30, 2014

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$4,290,060	$19,331,459	$1,445,444	$6,424,909	$-	$31,491,872
Intersegment revenues	(2,917)	(1,147,739)	-	-	-	(1,150,656)
Revenue from external customers	4,287,143	18,183,720	1,445,444	6,424,909	-	30,341,216
Segment profit (loss)	1,922,482	5,045,608	(129,726)	131,461	(2,780,361)	4,189,464
Total assets	1,115,716	12,878,192	1,166,851	15,284,436	7,425,254	37,870,449
Capital expenditures	28,753	295,188	34,511	55,847	31,867	446,166
Total depreciation & amortization	31,393	294,204	23,224	632,622	115,961	$1,097,404

Nine Months Ended

November 30, 2013

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$4,379,618	$19,085,028	$1,588,282	$4,449,364	$-	$29,502,292
Intersegment revenues	-	(1,381,275)	-	-	-	(1,381,275)
Revenue from external customers	4,379,618	17,703,753	1,588,282	4,449,364	-	28,121,017
Segment profit (loss)	1,956,513	5,160,089	(150,823)	130,255	(2,637,190)	4,458,844
Total assets	1,091,984	12,345,986	1,327,840	3,586,150	5,890,240	24,242,200
Capital expenditures	45,959	786,343	295	137,868	141,965	1,112,430
Total depreciation & amortization	$27,432	$219,730	$44,093	$272,266	$106,698	670,219

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.9 million, or 9.6 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2014 compared to $2.6 million, or 9.2 percent of the Company’s revenues from external customers during the nine months ended November 30, 2013.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2014		February 28, 2014
	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$207,777	$220,778	$206,652
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non competition agreements	5	-	20	593,340	29,302	593,340	5,283
Franchise Rights		20		6,580,034	341,432	6,580,034	90,786
Total				7,945,955	1,130,314	7,945,955	854,524
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,013,328	267,020	1,099,328	267,020
Franchising goodwill				3,464,500	197,682	3,464,500	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				4,792,828	662,384	4,878,828	662,384

Total Intangible Assets				$12,738,783	$1,792,698	$12,824,783	$1,516,908

Amortization expense related to intangible assets totaled $275,790 and $977 during the nine months ended November 30, 2014 and 2013, respectively.

At November 30, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2015	$98,197
2016	413,645
2017	459,218
2018	481,977
2019	494,614
Thereafter	4,867,990
Total	$6,815,641

NOTE 9 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

In connection with the acquisitions of the assets of CherryBerry, Yogli Mogli and Fuzzy Peach Franchising, LLC, the Company recorded net restructuring charges of $124,551 during the nine months ended November 30, 2014 associated with these acquisitions. Primarily these charges were the result of professional fees for due diligence, valuation, audit and other activities in connection with these acquisitions. See Note 1 for a description of the acquisitions of CherryBerry, Yogli Mogli and Fuzzy Peach Franchising, LLC.

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

In connection with these management changes, U-Swirl announced an operational restructuring designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of the employment agreements with the named officers, severance payments for other employees and expense associated with the impairment of certain long-lived leasehold improvement, property and equipment. The Company recorded restructuring charges of $584,661 during the nine months ended November 30, 2014 associated with this operational restructuring.

Total restructuring and acquisition charges incurred were comprised of the following for the nine months ended November 30, 2014:

Professional fees	$186,011
Severance/transitional compensation	212,027
Leasehold improvements, property and equipment impairment of long-lived assets	243,000
Acceleration of restricted stock unit vesting	65,049
Other	3,125

Total	$709,212

NOTE 10 – SALE OR DISTRIBUTION OF ASSETS

During the nine months ended November 30, 2014, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and four U-Swirl Company–owned cafés. These locations were sold for a combination of cash and notes receivable. Additionally, the Company began the process of closing the U-Swirl, Inc. corporate offices in Henderson, Nevada and to market for sale an additional U-Swirl Company-owned café. Associated with this asset disposal activity, the Company recorded the following in the nine months ended November 30, 2014:

Cash received on asset sales	$525,000
Notes receivable	431,244

NOTE 11 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note with Wells Fargo Bank, NA used to finance the Company’s business acquisitions (unpaid balance as of November 30, 2014, $6.4 million).

As of November 30, 2014 and February 28, 2014, notes payable consisted of the following:

	November 30, 2014	February 28, 2014

Promissory note	$6,400,000	$6,400,000
Less: current maturities	(1,010,317)	(108,023)
Long-term obligations	$5,389,683	$6,291,977

The following table summarizes annual maturities of our notes payable as of November 30, 2014:

Amount
2015	$108,000
2016	1,209,000
2017	1,256,000
2018	1,304,000
Thereafter	2,523,000
Total minimum payments	6,400,000
Less: current maturities	(1,010,317)

Long-term obligations	$5,389,683

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc. and its consolidated subsidiaries, which includes its 39% owned subsidiary, U-Swirl, Inc.

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

In January 2013, we, through a newly formed wholly-owned subsidiary of the Company (“Newco”), entered into an agreement to acquire substantially all of the assets of YHI, Inc. and Yogurtini International, LLC (collectively, “Yogurtini”), which are the franchisors of self-serve frozen yogurt retail units branded as “Yogurtini.” In addition, in January 2013, we entered into two agreements to sell all of our membership interests in Newco and substantially all of our assets in Aspen Leaf Yogurt, LLC to U-Swirl, Inc. (“U-Swirl”), a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, we ceased to operate any Company-owned Aspen Leaf Yogurt locations or sell and support franchise locations. U-Swirl is in the business of offering consumers frozen desserts such as yogurt and sorbet. U-Swirl launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and is franchising this concept. U-Swirl has built and operates cafés owned and operated by U-Swirl and franchises to others the right to own and operate U-Swirl cafés. In January 2014 and February 2014, U-Swirl acquired the franchise systems of self-serve frozen yogurt retail units branded as “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” U-Swirl also acquired self-serve frozen yogurt retail units branded as “Josie’s Frozen Yogurt.” As of November 30, 2014, we own approximately 39% of U-Swirl’s outstanding common stock, and the results of U-Swirl are consolidated in our results.

On November 10, 2014, we entered into an Agreement and Plan of Merger (the “Reorganization Agreement”) with Rocky Mountain Chocolate Factory, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Newco”) and RKB Merger Corp., a Colorado corporation and wholly-owned subsidiary of Newco (“MergerCo”), pursuant to which our organizational structure would be reorganized into a holding company structure. Pursuant to the Reorganization Agreement, the Company will merge with MergerCo, with the Company surviving as a wholly-owned subsidiary of Newco (the “Reorganization”). Upon completion of the Reorganization, Newco, a Delaware corporation, would, in effect, replace the Company, a Colorado corporation, as the publicly held corporation traded on the NASDAQ Global Select Market under the symbol “RMCF”, and the holders of the Company’s common stock would hold the same number of shares and same ownership percentage of Newco after the Reorganization as they held of the Company immediately prior to the Reorganization. The Reorganization is subject to shareholder approval at the upcoming annual meeting of shareholders to be held on February 19, 2015. If approved by the Company’s shareholders, we expect that the Reorganization would be completed on or about March 1, 2015. If the Reorganization is completed, we will be subject to a Delaware franchise tax of approximately $99,000 per year.

Results of Operations

Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

Basic earnings per share increased 45.5% from $.11 in the three months ended November 30, 2013 to $.16 in the three months ended November 30, 2014. Revenues increased 13.8% from $9.3 million in the three months ended November 30, 2013 to $10.6 million in the three months ended November 30, 2014. Operating income increased 54.7% from $1.0 million in the three months ended November 30, 2013 to $1.6 million in the three months ended November 30, 2014. Net income increased 37.6% from $699,000 in the three months ended November 30, 2013 to $962,000 in the three months ended November 30, 2014. The increase in revenues, operating income and net income was primarily the result of an increase in factory sales, an increase in royalty and marketing fees resulting from the U-Swirl acquisition of franchise rights in fiscal year 2014 and an increase in franchise fees as a result of international license agreements.

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2014	2013	Change	Change
Factory sales	$7,537.6	$6,622.1	$915.5	13.8%
Retail sales	1,046.3	1,179.2	(132.9)	(11.3% )
Franchise fees	275.1	52.7	222.4	422.0%
Royalty and Marketing fees	1,702.6	1,426.0	276.6	19.4%
Total	$10,561.6	$9,280.0	$1,281.6	13.8%

Factory Sales

The increase in factory sales for the three months ended November 30, 2014 versus the three months ended November 30, 2013 was primarily due to a 105.4% increase in shipments of product to customers outside our network of franchise retail locations and a 0.3% increase in same-store pounds purchased by our network of domestic franchised stores, partially offset by a 5.1% decrease in shipments to our system of franchise retail locations, the result of a 5.8% decline in domestic Rocky Mountain Chocolate Factory units in operation. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 1.9% in the three months ended November 30, 2014, compared with the three months ended November 30, 2013.

Retail Sales

The decrease in retail sales was primarily due to increased performance of Company-owned locations acquired or commencing operation during the prior fiscal year offset by the closure or sales of certain under-performing locations. Same store sales at Company-owned stores increased 2.8% in the three months ended November 30, 2014 compared to the three months ended November 30, 2013.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended November 30, 2013 to the three months ended November 30, 2014 resulted from a 60.7% increase in domestic franchise stores in operation from the three months ended November 30, 2013 compared to the three months ended November 30, 2014, primarily as a result of U-Swirl’s acquisition of CherryBerry, Yogli Mogli and Fuzzy Peach franchise systems in January 2014 and February 2014 and the associated increase in franchise revenues due to such acquisitions. This increase was partially offset by a decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 223 in the three months ended November 30, 2013 to 210 during the three months ended November 30, 2014. Franchise fees increased 422% during the three months ended November 30, 2014 compared to the three months ended November 30, 2013. This increase in franchise fees was the result of the execution of two international master license agreements in the three months ended November 30, 2014 compared with no master license agreements in the three months ended November 30, 2013.

Costs and Expenses	Three Months Ended
	November 30,		$	%
($’s in thousands)	2014	2013	Change	Change

Cost of sales – factory adjusted	$5,134.6	$4,582.1	$552.5	12.1%
Cost of sales - retail	393.3	479.5	(86.2)	(18.0%)
Franchise costs	558.6	510.1	48.5	9.5%
Sales and marketing	608.5	555.8	52.7	9.5%
General and administrative	1,230.5	1,146.2	84.3	7.4%
Retail operating	724.6	803.4	(78.8)	(9.8%)
Total	$8,650.1	$8,077.1	$573.0	7.1%

Adjusted Gross Margin	Three Months Ended
	November 30,		$	%
($’s in thousands)	2014	2013	Change	Change

Factory adjusted gross margin	$2,403.0	$2,040.0	$363.0	17.8%
Retail	653.0	699.7	(46.7)	(6.7%)
Total	$3,056.0	$2,739.7	$316.3	11.5%

Adjusted Gross Margin	Three Months Ended
	November 30,		%	%
	2014	2013	Change	Change
(Percent)
Factory adjusted gross margin	31.9%	30.8%	1.1%	3.6%
Retail	62.4%	59.3%	3.1%	5.2%
Total	35.6%	35.1%	0.5%	1.4%

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

	Three Months Ended
	November 30,
($’s in thousands)	2014	2013
Factory adjusted gross margin	$2,403.0	$2,040.0
Less: Depreciation and Amortization	102.2	73.8
Factory GAAP gross margin	$2,300.8	$1,966.2

Cost of Sales

Factory margins increased 110 basis points in the three months ended November 30, 2014 compared to the three months ended November 30, 2013 due primarily to a shift in product mix to higher margins products and a decrease in transportation costs, partially offset by the increased costs of certain raw materials. The decrease in Company-owned store margin is due primarily to the increase in U-Swirl units in operation during the previously year and associated lower margins at U-Swirl units during the three months ended November 30, 2014.

Franchise Costs

Franchise costs increased 9.5% in the three months ended November 30, 2014 compared to the three months ended November 30, 2013 due primarily to an increase in franchise costs associated with supporting the additional U-Swirl franchise units acquired through business acquisitions in the prior year. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 28.2% in the three months ended November 30, 2014 from 34.5% in the three months ended November 30, 2013. This decrease is primarily a result of higher franchise and royalty revenues during the three months ended November 30, 2014.

Sales and Marketing

The increase in sales and marketing costs for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 is primarily due to an increase in marketing costs associated with the increased U-Swirl franchise locations.

General and Administrative

The increase in general and administrative costs for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 is due primarily to the consolidation of U-Swirl general and administrative costs. For the three months ended November 30, 2014, approximately $391,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $316,000 in the three months ended November 30, 2013. As a percentage of total revenues, general and administrative expenses decreased to 11.7% in the three months ended November 30, 2014 compared to 12.4% in the three months ended November 30, 2013.

Retail Operating Expenses

The decrease in retail operating expense was primarily due to a decrease in the average number of Company-owned stores in operation. The average number of Company-owned stores in operation decreased from 18 during the three months ended November 30, 2013 to 14 units in the three months ended November 30, 2014 as a result of the closing or sale of Company-owned stores. Retail operating expenses, as a percentage of retail sales, increased from 68.1% in the three months ended November 30, 2013 to 69.3% in the three months ended November 30, 2014. This increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $358,000 in the three months ended November 30, 2014 increased 80.3% from $198,000 incurred in the three months ended November 30, 2013. This increase was the result of additional factory assets in service and an increase in amortization related to intangible assets acquired in the prior fiscal year.

Other Income

Net interest expense was $44,500 in the three months ended November 30, 2014 compared to net interest income of $16,700 realized in the three months ended November 30, 2013. This change was the result of increased interest expense associated with a promissory note entered into in January 2014 to fund business acquisitions.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2014 was 36.7%, compared to 39.8% for the three months ended November 30, 2013. The decrease of 3.1% was primarily the result of the consolidation of a lower U-Swirl net operating loss. During the three months ended November 30, 2014 and November 30, 2013 there was no income tax benefit recognized on the U-Swirl net loss. U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired a 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Nine Months Ended November 30, 2014 Compared to the Nine Months Ended November 30, 2013

Basic earnings per share decreased 14.6% from $.48 for the nine months ended November 30, 2013 to $.41 for the nine months ended November 30, 2014. Revenues increased 7.9% to $30.3 million for the nine months ended November 30, 2014 compared to $28.1 million in the nine months ended November 30, 2013. Operating income decreased 1.9% from $4.4 million in the nine months ended November 30, 2013 to $4.3 million in the nine months ended November 30, 2014. Net income decreased 12.2% from $2.9 million in the nine months ended November 30, 2013 to $2.6 million in the nine months ended November 30, 2014. The decrease in operating income and net income was due primarily to restructuring and acquisition related charges associated with the restructuring and business acquisitions of U-Swirl.

Revenues	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2014	2013	Change	Change
Factory sales	$18,183.6	$17,703.7	$479.9	2.7%
Retail sales	4,925.0	4,962.4	(37.4)	(0.8% )
Franchise fees	480.4	390.9	89.5	22.9%
Royalty and marketing fees	6,752.2	5,064.0	1,688.2	33.3%
Total	$30,341.2	$28,121.0	$2,220.2	7.9%

Factory Sales

The increase in factory sales for the nine months ended November 30, 2014 versus the nine months ended November 30, 2013 was primarily due to a 33.2% increase in shipments of product to customers outside our network of franchised retail stores, partially offset by a 2.1% decrease in same-store pounds purchased by our network of franchised stores and a 6.2% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.

Retail Sales

The decrease in retail sales was primarily due to increased performance of Company-owned locations acquired or commencing operation during the prior fiscal year, offset by the closure or sale of certain under-performing locations. Same store sales at all Company-owned stores and cafés decreased 0.2% in the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the nine months ended November 30, 2013 to the nine months ended November 30, 2014 resulted from a 61.2% increase in domestic franchise stores in operation from the nine months ended November 30, 2013 compared to the nine months ended November 30, 2014, primarily as a result of U-Swirl’s acquisition of CherryBerry, Yogli Mogli and Fuzzy Peach franchise systems in January 2014 and February 2014 and the associated increase in franchise revenues due to such acquisitions. This increase was partially offset by a decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 225 in the nine months ended November 30, 2013 to 211 during the nine months ended November 30, 2014. Franchise fee revenues increased as a result of the sale of three Company-owned U-Swirl Cafés and the associated franchise fees recognized in the nine months ended November 30, 2014 and no sales of Company-owned cafés and similar fees being recognized in the nine months ended November 30, 2013.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2014	2013	Change	Change

Cost of sales – factory adjusted	$12,530.5	$12,036.8	$493.7	4.1%
Cost of sales - retail	1,698.5	1,752.9	(54.4)	(3.1%)
Franchise costs	1,623.5	1,508.6	114.9	7.6%
Sales and marketing	1,838.4	1,524.0	314.4	20.6%
General and administrative	3,817.0	3,625.0	192.0	5.3%
Retail operating	2,697.2	2,588.3	108.9	4.2%
Total	$24,205.1	$23,035.6	$1,169.5	5.1%

Adjusted gross margin	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2014	2013	Change	Change

Factory adjusted gross margin	$5,653.1	$5,666.9	$ (13.8)	(0.2% )
Retail	3,226.5	3,209.5	17.0	0.5%
Total	$8,879.6	$8,876.4	$3.2	0.0%

Adjusted Gross Margin	Nine Months Ended
	November 30,		%		%
	2014	2013	Change		Change
(Percent)
Factory adjusted gross margin	31.1%	32.0%	(0.9%	)	(2.8%	)
Retail	65.5%	64.7%	0.8%		1.2%
Total	38.4%	39.2%	(0.8%	)	(2.0%	)

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

	Nine Months Ended
	November 30,
($’s in thousands)	2014	2013
Factory adjusted gross margin	$5,653.1	$5,666.9
Less: Depreciation and Amortization	292.6	218.2
Factory GAAP gross margin	$5,360.5	$5,448.7

Costs and Expenses

Cost of Sales

Factory margins decreased 90 basis points in the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013 due primarily to the increased costs of certain raw materials and a decline in manufacturing efficiencies associated with 2.3% lower production volume in the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. Company-owned store margins increased 80 basis points in the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

Franchise Costs

The increase in franchise costs in the nine months ended November 30, 2014 versus the nine months ended November 30, 2013 is due primarily to an increase in franchise costs associated with supporting the additional U-Swirl franchise units acquired through business acquisitions in the prior year. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 22.4% in the nine months ended November 30, 2014 from 27.7% in the nine months ended November 30, 2013. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise and royalty revenues.

Sales and Marketing

The increase in sales and marketing costs for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013 is primarily due to an increase in marketing costs associated with the increased U-Swirl franchise locations compared to the prior year.

General and Administrative

The increase in general and administrative costs for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013 is due primarily to the consolidation of U-Swirl’s general and administrative costs and an increase in compensation related expenses. For the nine months ended November 30, 2014, approximately $1,378,700 of U-Swirl general and administrative costs were consolidated within our results, compared with $1,031,000 in the nine months ended November 30, 2013. As a percentage of total revenues, general and administrative expenses decreased to 12.6% in the nine months ended November 30, 2014 compared to 12.9% in the same period of the prior year.

Retail Operating Expenses

The increase in retail operating expenses for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013 was due primarily to changes in units in operation, resulting from the acquisition of six Company-owned locations in the prior year. This increase was offset by the closure of five underperforming locations in the prior year and the sale of four Company-owned locations in the nine months ended November 30, 2014. Retail operating expenses, as a percentage of retail sales, increased from 52.2% in the nine months ended November 30, 2013 to 54.8% in the nine months ended November 30, 2014.

Depreciation and Amortization

Depreciation and amortization of $1,097,000 in the nine months ended November 30, 2014 increased 63.7% from $670,000 incurred in the nine months ended November 30, 2013 due to additional depreciable assets in service. This increase was the result of additional factory assets in service and an increase in amortization related to intangible assets acquired in the prior fiscal year.

Other Income

Net interest expense was $140,000 in the nine months ended November 30, 2014 compared to net interest income of $44,000 realized in the nine months ended November 30, 2013. This change was the result of an increase in outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2014 was 32.7%, compared to 33.7% for the nine months ended November 30, 2013. The decrease of 1.0% was primarily the result of the consolidation of the U-Swirl, Inc. net operating income and associated provision for income taxes. U-Swirl, Inc. has significant net operating loss carryovers and no income tax expense was recognized in the nine months ended November 30, 2014 or November 30, 2013. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl, Inc.’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl, Inc. when the Company acquired its 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Liquidity and Capital Resources

As of November 30, 2014, working capital was $10.5 million, compared with $9.0 million as of February 28, 2014, an increase of $1.5 million. The change in working capital was due primarily to operating results less the payment of dividends, an increase in notes receivable and the purchase of equipment.

Cash and cash equivalent balances increased $2.0 million from $5.86 million as of February 28, 2014 to $7.86 million as of November 30, 2014 as a result of cash flow generated by operating activities. Net cash provided by operating activities increased from $1.58 million during the nine months ended November 30, 2013 to $4.49 million in the nine months November 30, 2014. This increase was primarily the result of a greater reduction in accounts receivable and lower accounts payable and accrued liabilities at February 28, 2014 compared to February 28, 2013. Our current ratio was 2.2 to 1 at November 30, 2014 in comparison with 2.1 to 1 at February 28, 2014. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

We have a $5.0 million (no amount was outstanding as of November 30, 2014) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of November 30, 2014, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2015.

The Company’s current long-term debt is comprised of a promissory note used to finance the Company’s business acquisitions (unpaid balance as of November 30, 2014 was $6.4 million. The note allows the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of November 30, 2014, we were in compliance with all such covenants.

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

Between July 15, 2014 and July 31, 2014, we repurchased 55,000 shares under the repurchase plan at an average price of $12.58 per share. Between September 26, 2014 and November 30, 2014, we repurchased 99,511 shares under the repurchase plan at an average price of $12.19 per share. As of November 30, 2014, approximately $1,095,200 remains available under the repurchase plan for further stock repurchases.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” This guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us in the first quarter of our fiscal year ended February 28, 2017. The adoption of this guidance is not expected to impact our financial position, results, operations or cash flows.

Off-Balance Sheet Arrangements

As of November 30, 2014, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of November 30, 2014, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $22,000 favorable or unfavorable price benefit or cost, respectively, resulting from our purchase contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2014, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

We have a $7.0 million promissory note with interest at a fixed rate or 3.75% annually. As of November 30, 2014, $6.4 million was outstanding under the note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation as of November 30, 2014, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently involved in any material legal proceedings other than routine litigation incidental to our business.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2014-September 30, 2014	23,000	$12.47	23,000	$2,021,300
October 1, 2014-October 31, 2014	49,800	$11.97	49,800	$1,424,900
November 1, 2014-November 30, 2014	26,711	$12.35	26,711	$1,095,200
Total	99,511	$12.19	99,511	$1,095,200

(1)

On July 15, 2014, we announced that our Board of Directors had approved the repurchase of up to $3.0 million shares of our common stock. Between September 1, 2014 and November 30, 2014, we repurchased 99,511 shares under the repurchase plan at an average price of $12.19. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. The primary purpose of the share repurchase program is to allow us the flexibility to repurchase our common stock to return value to stockholders.  The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock.  Our Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

2.1

Agreement and Plan of Merger, dated November 10, 2014, among Rocky Mountain Chocolate Factory, Inc., Colorado corporation, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and RKB Merger Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on November 10, 2014)

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

10.1

Stock Purchase Agreement, dated October 28, 2014, between Rocky Mountain Chocolate Factory, Inc. and Franklin E. Crail (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on October 28, 2014)

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 14, 2015	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director